Form 10-K
period 1993-12-31
IONICS INC
filed 1994-03-29
CIK 52466

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549


[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 31, 1993

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period ended ___________________________________________

Commission File Number          1-7211

                            Ionics, Incorporated
             (Exact name of registrant as specified in it charter)

              Massachusetts                                04-2068530
       State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization                 Identification Number)

 65 Grove Street, Watertown, Massachusetts                   02172
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       617-926-2500


Securities registered pursuant to Section 12(b) of the Act:

   Title of each class            Name of each exchange on which registered

Common Stock, $1 par value                 New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      [  ]
/1

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value of the voting stock held by non-affiliates as of March 18, 1994 was $320,445,029 (6,658,598 shares at $48 1/8 per share)
(includes shares owned by a trust for the indirect benefit of a non-employee director, and by a trust for the indirect benefit of a spouse of a non-employee director).


                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 18, 1994, 6,949,406 shares of Common Stock, $1 par value, were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of 1993 Annual Report to Stockholders              Parts I, II and IV

Portions of Definitive Proxy Statement for
the Annual Meeting of Stockholders to be held
on May 5, 1994                                              Part III


































/2

                                  PART I

Item 1.  BUSINESS

     Ionics, Incorporated ("Ionics," the "Company," or the "Registrant") is a leading water purification company engaged worldwide in the supply of water and of water treatment equipment through the use of proprietary separations technologies and systems. Ionics' products and services are used by the Company or its customers to desalt brackish water and seawater, to purify and supply bottled water, to treat water in the home, to manufacture and supply water treatment chemicals and ultrapure water, to recycle and reclaim process water and wastewater, and to measure levels of water-borne contaminants and pollutants. The Company's customers include industrial companies, consumers, municipalities and utilities.

     The Company's business activities are divided into three segments: membranes and related equipment, water and chemical supply, and consumer water products, which in 1993 accounted for approximately 53%, 29% and 18% of revenues, respectively. Since 1985, the Company has pursued a strategy of expanding beyond its traditional focus of selling desalination plants and equipment by owning and operating its own equipment to produce and sell water and chemicals. Approximately 45% of the Company's 1993 revenues were derived from foreign sales or operations.

     Over forty years ago, the Company pioneered the development of the ion-exchange membrane and the electrodialysis process. Since that time, the Company has expanded its separations technology base to include the electrodialysis reversal (EDR), reverse osmosis (RO), ultrafiltration (UF) and microfiltration (MF) membrane processes, as well as related processes such as electrodeionization (EDI), ion exchange and carbon adsorption. With its acquisition of the business of Resources Conservation Company
(RCC) at the end of 1993, the Company's separations technology base now includes thermal processes such as evaporation and crystallization. The Company believes that it is the world's leading manufacturer of ion-exchange membranes and of membrane-based systems for the desalination of water.

     The Company was incorporated in Massachusetts in 1948. The Company's principal executive offices are located at 65 Grove Street, Watertown, Massachusetts 02172.


Financial Information About Business Segments

     The information contained in Note 14 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to
Stockholders for the year ended December 31, 1993 is incorporated herein by reference.


Membranes and Related Equipment

     The Company's membranes and related equipment business segment, which



/3
accounted for approximately 53% of revenues in 1993, currently encompasses the following products: electrodialysis reversal systems; reverse osmosis systems; microfiltration systems; non-membrane water and wastewater treatment equipment; other separations technology products; instruments for monitoring and on-line detection of pollution levels; fabricated products; and brine concentrators, evaporators and crystallizers utilizing thermal separations processes.

     EDR Systems

     The Company's AquamiteR desalination systems utilize Ionics' EDR process to treat brackish water and produce potable water for commercial, municipal, and a variety of industrial purposes.

     The Company has built and installed approximately 2,000 systems and plants utilizing its ED and EDR technology. Today, the Company sells, under the Aquamite name, a number of standardized versions of EDR equipment, which are designed for ease of installation and low maintenance and have production capacities ranging from 500 gallons to 1.5 million gallons per day. Multiple unit configurations are used for systems of larger capacities.

     Customers for water purification systems increasingly have requested the Company to supply complete turnkey plants. For such customers, Ionics provides basic Aquamite equipment, peripheral water treatment equipment, complete engineering services, process and equipment design, project engineering, commissioning, operator training and field service.


     RO Systems

     The Company manufactures seawater desalination plants as well as systems for the production of ultrapure water which utilize RO membrane technology. The Company owns and operates seawater desalination plants in Grand Canary, Spain, Santa Barbara, California, and at the Diablo Canyon Power Plant in California. See "Water and Chemical Supply."


     MF Systems

     Utilizing the Company's proprietary Aqua-PoreR microfiltration membranes, the Company's EnviromatR Integrated Membrane Filtration System removes toxic contaminants such as lead, nickel and other materials from industrial wastewaters and enables manufacturers to meet stringent regulations for effluent compliance.


     Non-Membrane Water and Wastewater Treatment Equipment

     Through its wholly owned Italian subsidiary, Ionics Italba, S.p.A., Ionics designs, engineers and constructs customized systems for wastewater and municipal water treatment. These include ion-exchange systems which provide purified water for power stations, chemical and petrochemical plants, metalworking and automobile factories, textile manufacture and a variety of other industrial applications. Other systems neutralize and


/4
filter industrial wastewater, separate suspended solids and, in some cases, recover chemicals. Ionics Italba also provides custom municipal and packaged sewage treatment systems. Ionics Italba generally subcontracts the construction activities associated with its projects.

     Through its Resources Conservation Company (RCC) business unit, Ionics designs, engineers and constructs brine concentrators, evaporators and crystallizers which are used to clean, recover and recycle wastewater, particularly in zero liquid discharge industrial uses. RCC also developed, and holds an exclusive license for, a patented solvent extraction technology known as B.E.S.T. (Basic Extractive Sludge Technology), which separates contaminated sludges, sediments and soils into oil, water and solids, and has potential use for the cleanup of toxic organic materials at Superfund Sites.

     Other Separations Technology Products

     Using its separations technology, Ionics manufactures, markets or supplies products which are used in the recovery and recycling of selected components from process streams, the manufacture of commodity and specialty compounds and the purification of valuable fluids. The Company's ElectromatR system is used in the demineralization of cheese whey to produce a major component utilized extensively in infant formula products. A similar Ionics system is used to deacidify fruit juices for a manufacturer of canned fruit products. The Company's food product revenues have been derived from three sources: the design and construction of the system, the manufacture and sale of replacement membranes used in the system, and in certain applications a royalty (based on Ionics' U.S. patents) on the throughput of product.

     At the end of 1993, the Company obtained an additional source of food produce revenues by entering into an agreement with a major U.S. dairy cooperative to oversee whey processing activities at plants owned by the cooperative, for which the Company will receive a processing fee based on the production of demineralized whey.

     Other Ionics process systems include the ChemomatR system to generate organic acids and to recover, recycle, remove and separate metals and other components from industrial wastewaters, and the CloromatR system for the production of sodium hypochlorite and related chlor-alkali chemicals.


     Instruments for Monitoring and On-Line Detection of Pollution Levels

     The Company designs, manufactures and sells equipment to measure the quality of treated or untreated water. Its products, which are used by industrial and governmental customers to measure organic and toxic contaminants in water and chemical process streams, include process and laboratory instruments to measure total carbon, total organic carbon, chemical oxygen demand and total oxygen demand. The Company recently expanded the monitoring capabilities of its instruments with the introduction of analyzers to measure concentrations at the parts per billion level of dissolved metals such as copper, lead, iron, mercury, and arsenic and specific chemical analyzers for ammonia, phosphates, nitrates,




/5
and chlorine. The process systems provide real-time measurement of the level of contaminants in active waste streams. Another product, the DigichemR, sold principally to the printed circuit board, pulp and paper, and chemical and petrochemical industries, functions as a "robot chemist" capable of performing automatically "wet chemistry" analyses traditionally done manually.


     Fabricated Products

     At its Bridgeville, Pennsylvania facility, the Company fabricates specially designed products for defense-related and industrial applications. The Company's experience and expertise in design, welding, machining and assembly to meet exceptionally fine tolerances have been utilized to fabricate products ranging from intricate small parts to very large 35-ton assemblies.


Water and Chemical Supply

     The water and chemical supply business segment accounted in 1993 for approximately 29% of the Company's revenues. The Company's strategy is to sell, where appropriate, water and chemicals produced by its membrane-based equipment, rather than selling the equipment itself. The water and chemical supply business segment can be divided into three categories:
sale of desalted water for municipal and industrial use; sale of ultrapure water for electronics and other industries; and sale of bleach and related chemicals.


     Sale of Desalted Water for Municipal and Industrial Use

     Ionics' position in water supply as a seller of purified or treated water has evolved from its traditional role as a supplier of water treatment equipment. In certain situations, opportunities are available for the Company to provide a complete service package involving financing, construction, operation and maintenance of water treatment facilities.

     Ionics, through its wholly owned subsidiary, Ionics Iberica, S.A., owns and operates a 5.5 million gallon per day capacity brackish water EDR facility and a 2.0 million gallon per day RO seawater facility on Grand Canary Island, Spain. Under long-term contracts, the Company is selling the desalted water from both facilities to the local water utility for distribution.

     The Company's wholly owned subsidiary, Ionics (Bermuda) Ltd., operates a 600,000 gallon per day EDR brackish water desalting plant on the island of Bermuda. This plant supplies fresh water under a long-term contract with Watlington Waterworks Ltd., a Bermuda corporation partially owned by Ionics.








/6

     The Company financed and constructed, and owns and operates, an RO desalination facility in Santa Barbara, California. The facility began operation in March 1992, has the capacity to produce 7,500 acre-feet per year (approximately 6.7 million gallons per day) of desalinated water, and is expandable to 10,000 acre-feet per year. Under the terms of the Company's contract with the City, the City can either purchase water from the Company or, under conditions in which the City deems it unnecessary to purchase water, pay the Company a "stand-by fee" during the contract's five-year term and, if the City elects to continue, a five-year extension term. The City has placed the facility on "stand-by" status because of the alleviation of the area's drought. At the end of the initial five-year term, the City will have the right to renew the contract for another five-year term, purchase the facility from the Company, or direct the Company to remove the facility (most of which is housed in trailers) from its site.
In the event the City purchases the facility, the City must reimburse the Company for all costs not previously recovered from operations, plus a factor to cover general and administrative expenses and profit.


     Sale of Ultrapure Water for Electronics and Other Industries

     In industries from biotechnology and chemical processing to pharmaceuticals and semiconductors, ultrapure water (water in which the impurities have been reduced to concentrations of less than several parts per billion) is critical to product quality and yield. In the electric power industry, ultrapure boiler feedwater minimizes corrosion, inefficiency and downtime in steam boilers and turbines. Depending on the composition and quantity of the impurities to be removed or treated, any one of several membrane separations methods can be utilized to provide ultrapure water to the customer. Ionics has pioneered in the application of three membrane technologies (EDR, RO and UF) combined together in a mobile system called the "triple membrane" trailer, which the Company believes to be the most advanced technology used in the commercial processing of ultrapure water. Ionics provides ultrapure water services through the sale of ultrapure water in 6,000 gallon tank trucks and the production and sale of ultrapure water from trailer-mounted units at the customer sites.

     In 1992, Ionics announced the commercial implementation of its new electrodeionization (EDI) technology in the production of ultrapure water. EDI is a continuous, electrically driven, membrane-based water purification process which produces ultrapure water without the use of the strong chemical regenerants, such as sulfuric acid and caustic soda, which are commonly required. In 1993, trailers utilizing EDI technology were in service at sites in Florida, Arkansas and Mississippi.

     In March 1992, the Company began a ten-year, $20 million contract to provide process water and ultrapure boiler feedwater to Pacific Gas and Electric's Diablo Canyon Power Plant on the central coast of California. In 1993, ten-year ultrapure water contracts were obtained from Florida Power and Light for its Turkey Point fossil fuel power plant near Florida City, and for the Seabrook Nuclear Station in Seabrook, New Hampshire.






/7

     The Company serves the ultrapure water market from its headquarters facilities in Watertown, Massachusetts, through the Ionics Pure Solutions Division in Phoenix, Arizona, and through the following subsidiaries:
Ionics Ultrapure Water Corporation, Campbell, California; Ionics (U.K.) Limited, London, England; Ionics Italba, S.p.A., Milan, Italy; and Eau et Industrie, Paris, France.


     Sale of Bleach and Related Chemicals

     In the chemical supply area, the Company uses its CloromatR technology to produce sodium hypochlorite (household bleach) and related chlor-alkali chemicals in a membrane-based process that principally relies on water and salt as raw materials. The Company's wholly owned Australian subsidiary, Elite Chemicals Pty. Ltd., utilizes Cloromat systems to produce sodium hypochlorite on-site in Brisbane, for sale to the bulk market.

     In 1993, the Company's wholly owned English subsidiary, Ionics (U.K.) Limited, commenced bulk bleach sales at a new Cloromat facility in Bridgwater, England. A large portion of the facility's output is being sold to Courtaulds Films (Holdings) Limited for use in cellophane manufacture, and the balance is being sold to the regional market.

     In the United States, the Company's Elite Chemicals New England division operates a Cloromat facility in Springfield, Massachusetts which produces and distributes bleach-based products for the consumer market, primarily one-gallon bleach products under private label or under the Company's own "Elite" brand. In September 1993, the Company contracted to purchase a larger manufacturing facility, located in Ludlow, Massachusetts. The Company intends to pursue a strategy of utilizing Cloromat equipment and technology at Company-owned facilities to produce high quality bleach and other chlor-alkali products at selected regional sites in the United States and overseas.


Consumer Water Products

     Ionics' consumer water products business segment accounted for approximately 18% of the Company's revenues in 1993. The Company's consumer water products include bottled water, over and under-the-sink point-of-use devices, and point-of-entry systems for treating the entire home water supply.


     Aqua CoolR Pure Bottled Water

     Ionics entered the bottled water business in 1984. The Company's strategy is to utilize its proprietary desalination and purification technology to create a brand of drinking water, named Aqua Cool Pure Bottled Water, which can be reproduced with uniform consistency and high quality at numerous locations around the world. Distribution operations have been established to serve the areas in and around London and Manchester, England; Boston, Washington and Baltimore in the United States; and, through joint ventures, in Bahrain, Kuwait and Saudi Arabia. The Company's business focuses on the sale of Aqua Cool in five-gallon bottles to a variety of customers including banks, office buildings, commercial

/8
establishments, hospitals and private homes. The Company also manufactures coolers in a wide variety of colors which offer options for hot, cold and room temperature water.

     In 1989, the Company entered into agreements with Aqua Cool Enterprises, Inc. (ACE), a newly formed, independently owned corporation, which established ACE as a marketer and distributor of Aqua Cool in 10 eastern states and the District of Columbia, and provided for Ionics' supply to ACE of products, management services and operational support. In May 1993, the Company loaned $8.25 million to ACE which was used by ACE to redeem debt and preferred stock of ACE held by Westinghouse Credit Corporation. In June 1993, the Company's loan was converted into preferred stock, and as a result of these transactions, the Company now consolidates the operating results of ACE.

     ACE operates eight distribution centers in Massachusetts, Connecticut, New York, New Jersey, Pennsylvania and Virginia, which augment the Company's distribution network. At the end of 1993, there were a total of 17 Aqua Cool distribution centers in the United States and overseas, supplied with Aqua Cool by five regional water purification and bottling facilities which are owned and operated by the Company. Construction was being completed of a new, larger bottling facility located outside Washington, D.C., and plans were being prepared to construct a third U.S. bottling facility in northern New Jersey. In January 1994, the Company announced plans to begin distribution of Aqua Cool in the Cincinnati, Ohio area.

     Aqua Cool's focus has been in particular to obtain large commercial or governmental supply contracts for five-gallon delivery, such as the estimated $2 million, two-year contract awarded in 1993 by the City of New York Department of General Services.

     Point-of-Use Devices

     The Company participates in the "point-of-use" market for over and under-the-sink water purifiers through the manufacture and sale of HYgeneR, a proprietary, EPA-registered, silver-impregnated activated carbon filtering media, and through the sale of reverse osmosis and activated carbon-based filtering devices. The Company incorporates HYgene, which is designed to prevent bacterial build-up while providing the capability of removing undesirable tastes and odors from the water supply, into its own bacteriostatic water conditioners and also sells HYgene to manufacturers of household point-of-use water filters. In 1993, a substantial decline in HYgene sales to other manufacturers continued as a result of lack of business from the largest of the Company's HYgene customers.

     Point-of-Entry Systems

     Ionics' point-of-entry water products include ion-exchange water conditioners to "soften" hard water, and chemicals and media for filtration and treatment. The Company sells its products, under the General Ionics brand, through both independent distributorships and wholly owned sales and service dealerships. For water conditioners sold by the latter, the Company provides customer financing.




/9

Raw Materials and Sources of Supply

     All raw materials essential to the business of the Company can normally be obtained from more than one source. In those few instances where raw materials are being supplied by only one source, the current supplier has given the Company a lead time for cancellation, which the Company believes is sufficient to enable it to obtain other suppliers. In addition, the Company maintains inventories of single source items which it believes are adequate under the circumstances.

     The Company produces the membranes required for its equipment and systems that use the ED, EDR, MF, and EDI processes. Membranes used for the RO and UF processes are purchased from outside suppliers, and are normally available from multiple sources.


Patents and Trademarks

     The Company believes that its products, know-how, servicing network and marketing skills are more significant to its business than trademark or patent protection of its technology. Nevertheless, the Company has a policy of applying for patents both in the United States and abroad on inventions made in the course of its research and development work for which a commercial use is considered likely. The Company owns numerous United States and foreign patents and trademarks and has issued licenses thereunder, and currently has additional pending patent applications. Of the 107 active U.S. patents held by the Company, a substantial portion involves membranes, membrane technology and related separations processes such as electrodialysis and electrodialysis reversal, reverse osmosis, ultrafiltration and electrodeionization. The Company believes that none of its individual patents or groups of related patents, nor any of its trademarks, is of sufficient importance for its termination or abandonment, or cancellation of licenses extending rights thereunder, to have a material adverse effect on the Company.


Seasonality

     The activities of the Company's businesses are not of a seasonal nature, except that bottled water sales and bleach products for swimming pool use tend to increase during the summer months. Also, the Company's Elite Chemicals New England Facility produces windshield wash solution, for which sales levels increase in the winter months.


Customers

     The nature of the Company's business is such that it frequently has in progress large contracts with one or more customers for specific projects; however, there is no one customer whose purchases account for 10% or more of the Company's consolidated revenues and whose loss would have a material adverse effect on the Company and its subsidiaries taken as a whole.






/10

Backlog

     The Company's backlog of firm orders was $129,271,000 at December 31, 1993 and $125,506,000 at December 31, 1992. In the case of multi-year contracts entered into through June 30, 1991, the Company initially included in reported backlog only the revenues expected from the first four years of the contract. For multi-year contracts entered into after that date, the Company has initially included in reported backlog the revenues associated with the first five years of the contract. Also, the Company now includes in backlog up to one year of revenues relating to multi-year contracts which are not otherwise included in backlog. Ionics expects to fill approximately 75% of its December 31, 1993 backlog during 1994. The Company does not believe that there are any seasonal aspects to these backlog figures.


Government Contracts

     The Company does not believe that any of its sales under U.S. Government contracts or subcontracts during 1993 are subject to renegotiation. The Company has not had adjustments to its negotiated contract prices, nor are any proceedings pending for such adjustments.


Research and Development

     Since the development of the ion exchange membrane and the EDR process, Ionics has continued its commitment to research and development directed toward products for use in water purification, processing and measurement, and separations technology. The Company's research and development expenses were approximately $3,678,000 in 1993, $3,084,000 in 1992, and $2,886,000 in 1991.


Competition

     The Company experiences competition from a variety of sources with respect to virtually all of its products, systems and services, although the Company knows of no single entity that competes with it across the full range of its products and services. Competition in the markets served by the Company is based on a number of factors, which may include price, technology, applications experience, know-how, availability of financing, reputation, product warranties, reliability, service and distribution.

     With respect to the Company's membrane and related equipment business segment, there are a number of companies, including several sizable chemical companies, that manufacture membranes, but not equipment. There are numerous smaller companies, primarily fabricators, that build water treatment and desalination equipment, but which generally do not have their own proprietary membrane technology. A limited number of companies manufacture both membranes and equipment. The Company has numerous competitors in its conventional water treatment, instruments and fabricated products business lines.





/11

     In 1992, the International Desalination Association released a report providing data regarding the manufacturers of desalination equipment. According to the report, which covered land-based water desalination plants delivered or under construction as of December 1991, with a capacity to produce 100 cubic meters (approximately 25,000 gallons) or more of fresh water daily, Ionics ranked first in terms of the cumulative number of such plants sold, having sold 1,127 plants of such capacity, more than the next three manufacturers combined. When compared only to manufacturers of membrane-type desalination equipment, Ionics ranked first in both number of units sold and the total capacity of units sold.

     With respect to the water and chemical supply business segment, the Company competes with regional suppliers of ultrapure water services, and with other manufacturers of membrane-related equipment. In the chemical supply activity, the Company competes with manufacturers and distributors of bleach and water treatment chemicals.

     With respect to the Company's consumer water products business segment, there are numerous bottled water companies which compete with the Company, including several which are much larger than the Company. Most of the Company's competitors in point-of-entry and point-of-use products for the home are small assemblers, serving local or regional markets. However, there are also several large companies competing nationally in these markets. In the case of its silver-impregnated activated carbon product lines, the Company knows of two competitors with which it competes on a national basis.

     The Company is unable to state with certainty its relative market position in all aspects of its business. Many of its competitors have financial and other resources greater than those of the Company.


Environmental Matters

     Continued compliance by the Company or by its subsidiaries with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is expected to have no material effect upon capital expenditures, earnings or the competitive position of the Company or any of its subsidiaries.

     The Company is one of more than 200 potentially responsible parties
(PRPs) in connection with the Silresim Superfund Site in Lowell, Massachusetts. Under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA or Superfund), the U.S. Environmental Protection Agency (EPA) has the authority to undertake remedial action at a Superfund site and hold responsible parties liable, on a joint and several basis and without regard to fault or negligence for costs incurred. Under the terms of a 1992 Settlement Agreement among the PRPs, EPA and the Commonwealth of Massachusetts, Ionics paid $381,000 as a settlement amount to the site settlement trust fund, representing the Company's approximately 1% volumetric contribution of wastes to the site. This fund will be used by





/12
the EPA to clean up the Silresim Site. The amount paid by Ionics had been fully reserved at December 31, 1991, and the payment had no material adverse impact on the Company. Because the pollution problems at the site have been extensively studied and because the funds collected from the settling PRPs by the site settlement trust fund substantially exceeds the EPA's own estimate of remediation costs, the Company believes that it is highly unlikely that it will incur any further monetary obligations with respect to this site, other than site access costs that will be incurred by the EPA in connection with its remediation activities. The Company's share of these site access costs is expected to be $30,000 to $40,000 over the next several years.

     The Company was notified in June 1992 that it is a PRP at another Superfund site, Solvent Recovery Service of New England, in Southington, Connecticut (the "SRS Site"). The EPA has not yet completed its remedial investigation or issued a record of decision specifying estimated clean-up costs, and therefore it is too early to determine what the Company's liability might be with respect to the SRS Site. However, based upon the very large number of PRPs identified with respect to the SRS Site (over 1,000), the Company's small volumetric ranking in comparison to the total volume of wastes brought to the SRS Site (just under 0.5%), and the identities of the larger generators, which include many substantial companies, the Company believes that its liability in this matter will not have a material effect on the Company or its financial results. The Company's intention is to participate in the settlement agreement finally structured for the Site, so long as such agreement is fair to the parties.

     The Company has never had a product liability claim grounded in environmental liability, and believes that the nature of its products and business makes such a claim unlikely.


Employees

     The Company and its consolidated subsidiaries employ approximately 1,300 full-time persons, none of whom are represented by unions except for the employees of the Company's Australian subsidiary and certain employees of the Company's Spanish subsidiary. The Company considers its relations with its employees to be good.


Foreign Operations

     The Company's sales to customers in foreign countries primarily involve desalination systems, water and wastewater treatment systems and related products and services. The Company seeks to minimize financial risks relating to its international operations. Wherever possible, the Company obtains letters of credit or similar payment assurances denominated in dollars. If dollar payments cannot be secured, the Company, where appropriate, enters into foreign currency hedging transactions. The Company also uses foreign sources for equipment parts and may borrow funds in local (foreign) currency to offset the asset risk of foreign currency devaluation. Net foreign currency transaction gains included in income before taxes totalled $157,000 in 1993, $587,000 in 1992, and $180,000 in
1991.



/13

     Ionics engages in certain foreign operations both directly and through the following wholly owned subsidiaries: Ionics (Bermuda) Ltd.; Ionics Iberica, S.A.; Ionics (U.K.) Limited; Ionics Italba, S.p.A.; Ionics Nederland N.V.; Global Water Services, S.A.; Elite Chemicals Pty. Ltd.; Eau et Industrie; Resources Conservation Co. International; and Ionics Foreign Sales Corporation Limited.

     The Company engages in various foreign operations through investments in affiliated companies and joint venture relationships. The activities include the production, sale and distribution of bottled water through a 40% owned affiliate in Bahrain, a 40% owned affiliate in Saudi Arabia and a 49% owned affiliate in Kuwait.

  In addition, the Company has a 23% ownership interest in Watlington Waterworks Ltd. in Bermuda. Watlington collects, treats and distributes water throughout Bermuda for both potable and non-potable uses. The Company also has a 50% ownership interest in Yuasa-Ionics Co., Ltd., Tokyo, Japan, which among its other activities serves as a distributor of certain of the Company's products in Japan.

     Further geographical and financial information concerning the Company's foreign operations appears in Notes 1, 5, 8, 12, and 14 to the Company's Consolidated Financial Statements included as part of the Company's 1993 Annual Report to the Stockholders, which Notes are incorporated herein by reference.


Financial Information About Foreign and
Domestic Operations and Export Sales

     The information contained in Note 14 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to
Stockholders for the year ended December 31, 1993 is incorporated herein by reference.


Item 2.  PROPERTIES

     The Company owns or leases and occupies various manufacturing and office facilities in the United States and abroad. The principal facilities owned by the Company include two buildings in Watertown, Massachusetts housing the executive offices, laboratories and manufacturing and assembly operations; and facilities in Bridgeville, Pennsylvania; Phoenix, Arizona; Lorton, Virginia; Elkridge, Maryland; and Milan, Italy, for various operations relating to the design and manufacture of water purification and treatment equipment or water-related services.

     The two buildings in Watertown, Massachusetts which are owned by the Company and together contain approximately 250,000 square feet, are the subject of a mortgage securing the Company's guaranty with respect to industrial revenue bond financing of such facilities. The industrial revenue bond indebtedness will be discharged in 1994.





/14

     The other major facility owned by the Company is its Bridgeville, Pennsylvania facility, consisting of two buildings containing approximately 77,000 square feet and housing manufacturing operations for home water conditioners and stainless steel fabrication.

     The Company considers the business facilities that it utilizes to be adequate for the uses to which they are being put.


Item 3.  LEGAL PROCEEDINGS

     The Company is from time to time involved in litigation in the normal course of its business. At the present, the Company believes that there is no pending or threatened litigation the result of which would have a material adverse effect on the Company's earnings or financial position. See "BUSINESS - Environmental Matters."


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.




































/15

                                  PART II



Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1993. The information set forth on page 32 entitled "Common Stock Price Range" and the inside back cover of such Annual Report is hereby incorporated by reference.


Item 6.  SELECTED FINANCIAL DATA

     Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1993. The information set forth on page 32 of such Annual Report entitled "Selected Quarterly Financial Data (unaudited)" is hereby incorporated by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1993. The information set forth on pages 17 through 19 of such Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1993. The consolidated balance sheets of the Registrant as of December 31, 1993 and 1992, the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 1993, 1992 and 1991, and the related notes with the opinion thereon of Coopers & Lybrand, independent accountants, on pages 20 through 31, and Selected Quarterly Financial Data (unaudited) on page 32, are hereby incorporated by reference.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     This item is not applicable to the Company.









/16

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 with respect to Directors is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 5, 1994 to be filed with the Securities and Exchange Commission on or about March 30, 1994.

     The information regarding executive and other officers is as follows:

                      Age as of        Positions
Name                 March 1, 1994     Presently Held

Executive Officers:

Arthur L. Goldstein*     58            President, Chief Executive Officer
                                        and Director since 1971; Chairman
                                        of the Board since 1990
Kachig Kachadurian       44            Senior Vice President since 1991 and
                                        Vice President since 1983, Director
                                        since 1986
William E. Katz          69            Executive Vice President since
                                        1983 and Director since 1961
Robert J. Halliday       39            Vice President, Finance and Accounting
                                        since December 1990; Chief Financial
                                        Officer since August 1992.
Stephen Korn             48            Vice President, General Counsel
                                        and Clerk since September 1989
Theodore G. Papastavros  60            Vice President since 1975 and
                                       Treasurer since February 1990

Other Officers:

Alan M. Crosby           41            Vice President, Corporate Quality
                                        Programs and Watertown Operations
                                        since 1991
Edward P. Geishecker     58            Vice President, United States and Canada
                                        Sales and Marketing, Water Systems
                                        Division since 1991
William B. Iaconelli     60            Vice President, Separations Technology
                                        since 1983
Patrick K. Lam           54            Vice President, Project Management and
                                        International Subsidiaries since 1991
Joseph M. Loftis         52            Vice President, Fabricated Products
                                        since 1986 and General Manager,
                                        Bridgeville
Leon Mir                 55            Vice President, Research and Development
                                        since September 1992
Ark W. Pang              44            Vice President, International Sales and
                                        Marketing, Water Systems Division
                                        since 1991
Walter J. Polens         72            Vice President, Household Water
                                        Conditioning since 1968


___________________
* Member of Executive Committee

     There are no family relationships between any of the officers or directors. Officers of the Registrant are elected each year at the annual meeting of Directors.
/17

                                   III-1

     All of the above executive officers have been employed by the Registrant in various capacities for more than five years, except for Messrs. Halliday and Korn. Prior to joining the Company in December 1990, Mr. Halliday served from April 1987 to December 1990 as Corporate Controller of Alliant Computer Systems Corporation, a manufacturer of mini-supercomputers, and between September 1984 and April 1987 as Assistant Controller and Controller of Symbolics, Inc., a developer and manufacturer of symbolic processing computers. Prior to joining the Company in 1989, Mr. Korn served as Vice President/General Counsel and Secretary of Symbolics, Inc. from July 1986 to August 1989. Prior to joining Symbolics, Mr. Korn had been a member of the Boston law firm of Widett, Slater and Goldman, P.C. for more than five years.

Item 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 5, 1994 to be filed with the Securities and Exchange Commission on or about March 30, 1994.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 5, 1994 to be filed with the Securities and Exchange Commission on or about March 30, 1994.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 5, 1994 to be filed with the Securities and Exchange Commission on or about March 30, 1994.





















/18

                                   III-2

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a)  1.   Financial Statements

          See Index to Financial Statements and Financial Statement Schedules on page IV-7. The Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

     2.   Financial Statement Schedules

          See Index to Financial Statements and Financial Statement Schedules on page IV-7.

     3.   Exhibits

     Exhibit                                                              Page
       No.    Description                                                  No.

     3.0      Articles of Organization and By-Laws

              3.1     Restated Articles of Organization (filed              *
                      as Exhibit 3(a) to Form 10-K for year
                      ended December 31, 1986).

              3.1(a)  Amendment to the Restated Articles of                 *
                      Organization (filed as Exhibit 3(b) to
                      Form 10-K for year ended December 31, 1987).

              3.1(b)  Amendment to Restated Articles of                     *
                      Organization (filed as Exhibit 3.1(b) to
                      Registration Statement No. 33-38290 on
                      Form S-2 effective January 24, 1991).

              3.2     By-Laws, as amended (filed as Exhibit 19 to           *
                      Form 10-Q for the quarter ended September 30,
                      1989).

     4.0 Instruments defining the rights of security holders, including indentures

              4.1     Industrial Revenue Bond issued by the Town           **
                      of Watertown, Massachusetts in the amount of $3,000,000 guaranteed by Registrant, and related documents.

              4.2     Agreement for a loan payable by a consolidated       **
                      subsidiary to a bank in Australia in the principal amount of 725,000 Australian dollars guaranteed by Registrant, and related documents.







/19

              4.3     Rights Agreement, dated as of December 22, 1987,     *
                      as amended and restated as of August 15, 1989, between Registrant and The First National Bank of Boston (filed as Exhibit 1 to Registrant's
                      Current Report on Form 8-K dated August 30, 1989).

              4.4     Indenture, dated as of December 22, 1987, between    *
                      Registrant and The First National Bank of Boston, relating to Rights Agreement (filed as Exhibit 2 to Registrant's Current Report on Form 8-K dated December 22, 1987).

              4.5     Form of Common Stock Certificate (filed as Exhibit   *
                      4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

     10.      Material Contracts

              10.1    1979 Stock Option Plan, as amended through
                      February 17, 1994.

              10.2    1986 Stock Option Plan for Non-Employee Directors,   *
                      as amended though February 18, 1992 (filed as Exhibit 10.2 to Registrant's Annual Report on
                      Form 10-K for the year ended December 31, 1991).

              10.3    Amended and Restated Credit Agreement between        *
                      Registrant and The First National Bank of Boston dated as of December 31, 1992 (filed on Exhibit
                      10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

              10.4    Operating Agreement dated as of September 27,        *
                      1989 between Registrant and Aqua Cool Enter-prises, Inc. (filed as Exhibit 10.4 to
                      Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

              10.5    Term Lease Master Agreement dated as of              *
                      September 27, 1989 between Registrant and
                      Aqua Cool Enterprises, Inc. (filed as Exhibit
                      10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

              10.6    Option Agreement dated as of September 27, 1989      *
                      among Registrant, Aqua Cool Enterprises, Inc.
                      and the other parties named therein (filed as Exhibit 10.6 to Registrant's registration statement on Form S-2, No. 33-38290, effective January 24, 1991).

              10.7    Agreement for Privatization of Water Supplies        *
                      dated as of September 18, 1990 between the Company and the City of Santa Barbara,
                      California (filed as Exhibit 10.7 to
                      Registrant's registration statement on Form S-2, No. 33-38290, effective January 24, 1991).


/20

              10.8    Amendment No. 1, dated as of January 3, 1992, to     *
                      Agreement for Privatization of Water Supplies dated as of September 18, 1990 between the Company and the City of Santa Barbara, California (filed as
                      Exhibit 10.8 to Registrant's annual report on Form 10-K for the year ended December 31, 1991).

              10.9    Amendment No. 2, dated as of January 19, 1993,       *
                      to Agreement for Privatization of Water Supplies dated as of September 18, 1990 between the Company and the City of Santa Barbara, California (filed as
                      Exhibit 10.9 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992).

              10.10   Asset Purchase Agreement Among the Company,          *
                      Resources Conservation Company, Resources
                      Conservation Co. International and Halliburton
                      NUS Corporation dated December 30, 1993 (filed as
                      Exhibit 2 to Registrant's current report on Form 8-K dated February 7, 1994 and filed electronically on the same date).

     11.      Statement re Computation of Earnings Per Share.

     13. Annual Report to Stockholders of the Registrant for the year ended December 31, 1993 (only pages 17 through 32 and the inside back cover constitute an exhibit to this report).

     22.      Subsidiaries of the Registrant.

     24.      Consents

              24.1 Consent of Coopers & Lybrand to incorporation by reference of that firm's report dated
                      February 22, 1994, which is included on page 31 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1993.

     25.      Power of Attorney.
________________________________

     *   incorporated herein by reference

     ** copies of which will be filed by Registrant with the Securities and Exchange Commission upon its request









/21

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal 1993.

     Undertaking

     For purposes of complying with the amendments to the rules governing Form S-8 effective July 13, 1990 under the Securities Act of 1933, the undersigned hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's registration statements on Form S-8 Nos. 33-14194, 33-5814, 33-2092, 2-72936, 2-82780, 2-64255,
     33-41598, and 33-54400.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.



























/22

                                SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IONICS, INCORPORATED
                                    (Registrant)



                                    By/s/    Arthur L. Goldstein
                                         Arthur L. Goldstein, Chairman
                                         of the Board, President and
                                         Chief Executive Officer

                                    Date:    March 28, 1994



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 28, 1994                By/s/    Arthur L. Goldstein
                                         Arthur L. Goldstein, Chairman
                                         of the Board, President and
                                         Chief Executive Officer
                                         (principal executive officer)
                                         and Director



Date: March 28, 1994                By/s/    Robert J. Halliday
                                         Robert J. Halliday, Vice President,
                                         Finance and Accounting and Chief
                                         Financial Officer (principal
                                         financial and accounting officer)












/23

Date: March 28, 1994                By/s/    William L. Brown
                                         William L. Brown, Director


Date: March 28, 1994                By       Arnaud de Vitry d'Avaucourt
                                         Arnaud de Vitry d'Avaucourt,
                                         Director


Date: March 28, 1994                By/s/    Lawrence E. Fouraker
                                         Lawrence E. Fouraker, Director


Date: March 28, 1994                By/s/    Samuel A. Goldblith
                                         Samuel A. Goldblith, Director


Date: March 28, 1994                By/s/    Kachig Kachadurian
                                         Kachig Kachadurian, Director


Date: March 28, 1994                By/s/    William E. Katz
                                         William E. Katz, Director


Date:                               By/s/
                                         Robert B. Luick, Director


Date:                               By/s/
                                         John J. Shields, Director


DATE: March 28, 1994                By/s/    Mark S. Wrighton
                                         Mark S. Wrighton, Director


Date: March 28, 1994                By/s/    Allen S. Wyett
                                         Allen S. Wyett, Director



       By/s/
             Stephen Korn
             Attorney-in-fact






/24

                           IONICS, INCORPORATED
      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                 PAGES

Report of Independent Accountants                                  31*

Financial Statements:

     Consolidated Statements of Operations for the Years Ended
     December 31, 1993, 1992 and 1991                              20*

     Consolidated Balance Sheets as of December 31,
     1993 and 1992                                                 21*

     Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1993, 1992 and 1991                  22*

     Consolidated Statements of Stockholders' Equity for
     the Years Ended December 31, 1993, 1992 and 1991              23*

     Notes to Consolidated Financial Statements                   24-31*


Supporting Financial Statement Schedules for the years Ended December 31, 1993, 1992 and 1991:

     Schedule I  - Marketable Securities and Other Short-Term
     Investments                                                 IV-8

     Schedule II - Amounts Receivable from Related Parties
     and Underwriters, Promoters and Employees other than
     Related Parties                                             IV-9

     Schedule V - Property, Plant and Equipment                  IV-10

     Schedule VI - Accumulated Depreciation, Depletion
     and Amortization of Property, Plant and Equipment           IV-11

     Schedule VIII - Valuation and Qualifying Accounts           IV-12

     Schedule IX - Short-Term Borrowings                         IV-13


Report of Independent Accountants on Financial Statement
Schedules                                                        IV-14

__________________

All other schedules are omitted because the amounts are immaterial, the schedules are not applicable or the required information is shown in the financial statements or the notes thereto.

* Page references are to the Annual Report to Stockholders of the Company for the year ended December 31, 1993, which pages are incorporated herein by reference.



/25

                                  IONICS, INCORPORATED

           SCHEDULE I - MARKETABLE SECURITIES AND OTHER SHORT-TERM INVESTMENTS






Amount at
                                                          Market Value   Which
Issue is
Name of Issuer and    Principal Amount of   Cost of Each  of Each Issue
Carried on
Title of Each Issue  Short-Term Investment     Issue       @ 12/31/93    Balance
Sheet
U.S. Government:
  Treasury Notes          $2,000,000         $2,000,000     $2,002,500
$2,000,000

  Treasury Bills           3,935,742          3,935,742      3,982,940
3,935,742

Foreign Government
Securities held by
Subsidiaries     (A)       2,667,859          2,827,031      2,753,761
2,667,859
                          $8,603,601         $8,762,773     $8,739,201
$8,603,601





(A) Foreign currencies are translated at the exchange rates in effect at the time of the purchase in determining the cost of each issue. Foreign currencies carried on the Balance Sheet are translated at the rates in effect at December 31, 1993.





















/26

                                  IONICS, INCORPORATED

                SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
            UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES




                     Balance at                      Deductions       Balance at
End of Period
                     Beginning                Amounts      Amounts
Name of Debtor       of Period    Additions  Collected   Written Off  Current
Non-current


Year ended
December 31, 1993:

Arthur L. Goldstein  $ 85,940(1)   $ -       $ 85,940      $ -        $ -
$ -

Arthur L. Goldstein  $ 55,620(2)   $ -       $ 55,620      $ -        $ -
$ -


Year ended
December 31, 1992:

Arthur L. Goldstein  $ 93,323(1)   $ -       $ 7,383       $ -        $7,759
$ 78,181

Arthur L. Goldstein  $ 60,237(2)   $ -       $ 4,617       $ -        $4,853
$ 50,767


Year ended
December 31, 1991:

Arthur L. Goldstein  $100,345(1)   $ -       $ 7,022       $ -        $7,382
$ 85,941

Arthur L. Goldstein  $ 64,629(2)   $ -       $ 4,392       $ -        $4,617
$ 55,620





(1)(2) The debt was evidenced by two notes which were secured by the pledge of Ionics,
       Incorporated common stock. The obligations were being repaid in monthly principal and interest installments of $990 and $627, respectively, and were originally scheduled to mature in January and April 1988, respectively. On February 26, 1987, the Compensation
       Committee of the Board of Directors authorized a six-year extension of the maturity date of the notes. The interest rate was 5%. During December 1993, both notes were repaid, including outstanding principal and interest.




/27

                             IONICS, INCORPORATED

                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT




                               Balance at
Other
                               Beginning        Additions
Changes          Balance at
Classification                   of Year        (at Cost)(A)   Retirements
Add(Deduct)(B)    End of Year
Year ended December 31, 1993:
    Land                       $  1,278,496    $   305,713     $   70,000
$  (253,685)      $  1,260,524
    Buildings                    13,752,453        858,111        746,124
(35,635)        13,828,805
    Machinery and equipment     110,382,066     21,025,897      3,792,602
(5,822,658)       121,792,703
    Other                        13,348,083      7,883,123      1,594,201
(718,947)        18,918,058

                               $138,761,098    $30,072,844     $6,202,927
$(6,830,925)      $155,800,090

Year ended December 31, 1992:
    Land                       $    917,373    $   352,329     $      -
$     8,794       $  1,278,496
    Buildings                    13,250,946      1,751,592        577,349
(672,736)        13,752,453
    Machinery and equipment      97,948,099     22,236,885      2,716,347
(7,086,571)       110,382,066
    Other                        12,074,621      2,353,627        474,546
(605,619)        13,348,083

                               $124,191,039    $26,694,433     $3,768,242
$(8,356,132)      $138,761,098

Year ended December 31, 1991:
    Land                       $    852,337    $    71,341     $      -
$    (6,305)      $    917,373
    Buildings                    13,116,653        605,175        412,697
(58,185)        13,250,946
    Machinery and equipment      68,139,382     33,399,814      1,949,033
(1,642,064)        97,948,099
    Other                         9,944,812      2,601,705      1,576,251
1,104,355         12,074,621
                               $ 92,053,184    $36,678,035     $3,937,981
$  (602,199)      $124,191,039

(A) Additions include opening balances of newly consolidated companies of $11,508,734 and $435,649 in 1993 and 1992, respectively.

(B) Other changes include net currency translation losses of $6,830,925, $8,356,132 and $602,199 for the years 1993, 1992 and 1991, respectively. Also included in other changes are transfers between classifications.













/28

                             IONICS, INCORPORATED

               SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT




                                               Additions
                               Balance at      Charged to
Other
                               Beginning       Costs and
Changes          Balance at
Classification                  of Year         Expenses_      Retirements
Add(Deduct)(A)    End of Year

Year ended December 31, 1993:
    Buildings                  $ 5,164,921     $   613,386     $  221,289
$  (102,762)      $ 5,454,256
    Machinery and equipment     28,636,884      12,639,660      2,182,638
177,618        39,271,524
    Other                        7,157,859       2,012,486        254,953
1,713,948        10,629,340
                               $40,959,664     $15,265,532     $2,658,880
$ 1,788,804       $55,355,120



Year ended December 31, 1992:
    Buildings                  $ 4,774,547     $   615,242     $  112,059
$  (112,809)      $ 5,164,921
    Machinery and equipment     22,067,678      10,001,000      1,653,459
(1,778,335)       28,636,884
    Other                        6,028,357       1,677,018        416,773
(130,743)        7,157,859
                               $32,870,582     $12,293,260     $2,182,291
$(2,021,887)      $40,959,664


Year ended December 31, 1991:
    Buildings                  $ 4,254,157     $   610,172     $   87,859
$    (1,923)      $ 4,774,547
    Machinery and equipment     18,670,744       5,960,823      1,552,097
(1,011,792)       22,067,678
    Other                        3,881,638       1,598,377        498,331
1,046,673         6,028,357
                               $26,806,539     $ 8,169,372     $2,138,287
$    32,958       $32,870,582








(A) Other changes include opening balances of newly consolidated companies of $3,891,723 and $294,607 in 1993 and 1992, respectively. Other changes also include net foreign exchange (losses) and gains of $(2,102,919), $(2,316,494) and $32,958 for the years 1993, 1992 and 1991, respectively.
     Also included in other changes are transfers between classifications.






/29

                             IONICS, INCORPORATED

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS




                                      Additions    Additions
                         Balance at   Charged to     Due to
                         Beginning    Costs and     Acquired
Balance at
Description                of Year     Expenses    Businesses(A)  Deductions(B)
End of Year
Allowance for doubtful
accounts and notes
receivable:

     Years ended:

     December 31, 1993   $2,694,200   $390,489     $(124,000)     $  938,621
$2,022,068

     December 31, 1992   $2,510,588   $944,203     $ 190,200      $  950,791
$2,694,200

     December 31, 1991   $1,752,260   $923,029       -None-       $  164,701
$2,510,588

(A) 1993 amount includes reductions of $413,000 resulting from the consolidation of ACE.

(B)  Deductions result primarily from the write-off of accounts.



























/30

                                     IONICS, INCORPORATED

                              SCHEDULE IX - SHORT-TERM BORROWINGS



                                     Weighted
Weighted
                                     Average      Maximum       Average
Average
                                     Interest      Amount       Amount
Interest
                         Balance      Rate at    Outstanding   Outstanding
Rate
Category of Aggregate   at End of     End of      During the    During the
During the
Short-Term Borrowings     Period     Period (A)     Period       Period (B)
Period (C)

Notes payable to banks:

    Years ended:


     December 31, 1993  $   153,000    10.32%    $ 7,395,000   $ 1,429,000
7.18%

     December 31, 1992  $   434,000    11.86%    $ 3,174,000   $ 1,290,000
13.26%

     December 31, 1991  $   692,000    15.13%    $25,345,000   $ 4,079,000
13.76%



(A) The base interest rate charged on notes, exclusive of commitment fee.

(B) The average amount outstanding during the period was computed on a weighted average monthly amount.

(C) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average monthly loan balance outstanding.


















/31

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Ionics, Incorporated:

     Our report on the consolidated financial statements of Ionics, Incorporated as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993 has been incorporated by reference in this Form 10-K from page 31 of the 1993 Annual Report to Stockholders of Ionics, Incorporated. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the Index on page IV-7 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                             COOPERS & LYBRAND



Boston, Massachusetts
February 22, 1994
































/32

                                EXHIBIT INDEX

Sequentially
     Exhibit
Numbered
       No.    Description                                                 Page
No.
     3.0      Articles of Organization and By-Laws

              3.1     Restated Articles of Organization (filed                *
                      as Exhibit 3(a) to Form 10-K for year
                      ended December 31, 1986).

              3.1(a)  Amendment to the Restated Articles of                   *
                      Organization (filed as Exhibit 3(b) to
                      Form 10-K for year ended December 31, 1987).

              3.1(b)  Amendment to Restated Articles of                       *
                      Organization (filed as Exhibit 3.1(b) to
                      Registration Statement No. 33-38290 on
                      Form S-2 effective January 24, 1991).

              3.2     By-Laws, as amended (filed as Exhibit 19 to             *
                      Form 10-Q for the quarter ended September 30,
                      1989).

     4.0 Instruments defining the rights of security holders, including indentures

              4.3     Rights Agreement, dated as of December 22, 1987,        *
                      as amended and restated as of August 15, 1989,
                      between Registrant and The First National Bank
                      of Boston (filed as Exhibit 1 to Registrant's
                      current Report on Form 8-K dated August 30, 1989).

              4.4     Indenture, dated as of December 22, 1987, between       *
                      Registrant and The First National Bank of Boston,
                      relating to Rights Agreement (filed as Exhibit 2
                      to Registrant's Current Report on Form 8-K dated
                      December 22, 1987).

              4.5     Form of Common Stock Certificate (filed as Exhibit      *
                      4.10 to Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1990).

     10.      Material Contracts

              10.1    1979 Stock Option Plan, as amended                     36
                      through February 17, 1994.






/33

              10.2    1986 Stock Option Plan for Non-Employee Directors,      *
                      as amended though February 18, 1992 (filed as Exhibit 10.2 to Registrant's Annual Report on
                      Form 10-K for the year ended December 31, 1991).

              10.3    Amended and Restated Credit Agreement between           *
                      Registrant and The First National Bank of Boston dated as of December 31, 1993.

              10.4    Operating Agreement dated as of September 27,           *
                      1989 between Registrant and Aqua Cool Enter-prises, Inc. (filed as Exhibit 10.4 to
                      Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

              10.5    Term Lease Master Agreement dated as of                 *
                      September 27, 1989 between Registrant and
                      Aqua Cool Enterprises, Inc. (filed as Exhibit
                      10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

              10.6    Option Agreement dated as of September 27, 1989         *
                      among Registrant, Aqua Cool Enterprises, Inc.
                      and the other parties named therein (filed as Exhibit 10.6 to Registrant's registration statement on Form S-2, No. 33-38290, effective January 24, 1991).

              10.7    Agreement for Privatization of Water Supplies           *
                      dated as of September 18, 1990 between the Company and the City of Santa Barbara,
                      California (filed as Exhibit 10.7 to
                      Registrant's registration statement on Form S-2, No. 33-38290, effective January 24, 1991).

              10.8    Amendment No. 1, dated as of January 3, 1992, to        *
                      Agreement for Privatization of Water Supplies dated as of September 18, 1990 between the Company and the City of Santa Barbara, California (filed as
                      Exhibit 10.8 to Registrant's annual report on Form 10-K for the year ended December 31, 1991).

              10.9    Amendment No. 2, dated as of January 19, 1993,          *
                      to Agreement for Privatization of Water Supplies dated as of September 18, 1990 between the Company and the City of Santa Barbara, California (filed as
                      Exhibit 10.9 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992).

              10.10   Asset Purchase Agreement among the Company,             *
                      Resources Conservation Company, Resources
                      Conservation Co. International and Halliburton
                      NUS Corporation dated December 30, 1993 (filed as Exhibit 2 to Registrant's current report on Form 8-K dated February 7, 1994 and filed electronically on the same date).



/34

     11.      Statement re Computation of Earnings Per Share.           47

     13.      Annual Report to Stockholders of the Registrant for       48
              the year ended December 31, 1993 (only pages 17 through 32 and the inside back cover constitute an exhibit to this report).

     22.      Subsidiaries of the Registrant.                           81

     24.1     Consent of Coopers & Lybrand to incorporation             82
              by reference of that firm's report dated
              February 22, 1994, which is included on page 31 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1993.

     25.      Power of Attorney.                                        83






* incorporated herein by reference

































/35