Form 10-Q
period 1994-03-31
IONICS INC
filed 1994-05-13
CIK 52466

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1994

                                    OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number                      1-7211

                          IONICS, INCORPORATED
          (exact name of registrant as specified in its charter)

         MASSACHUSETTS                                      04-2068530
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)


              65 Grove Street, Watertown, Massachusetts 02172
                 (Address of principal executive offices)
                                (Zip Code)

                              (617) 926-2500
           (Registrant's telephone number, including area code)

                                  NONE
           (Former name, former address and former fiscal year,
                       if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at March 31, 1994
 Common Stock, Par Value $1                      6,949,556 Shares

                           IONICS, INCORPORATED

                               FORM 10-Q FOR

                       QUARTER ENDED MARCH 31, 1994

                                   INDEX



                                                                  Page No.

Part I     - Financial Information


             Consolidated Statements of Operations                   2


             Consolidated Balance Sheets                             3


             Consolidated Statements of Cash Flows                   4


             Notes to Consolidated Financial Statements              5


             Management's Discussion and Analysis of
             Results of Operation and Financial Condition            6




Part II    - Other Information                                       8


             Signatures                                              9


             Exhibit Index                                           10


             Exhibit 11 - Computation of Earnings Per Share          11

                         PART I - FINANCIAL INFORMATION


                              IONICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                            Three Months Ended
                                                                March 31,
                                                             1994        1993__
Net revenue:
  Membranes and related equipment                          $28,534     $ 20,979
  Water, food and chemical supply                           16,054       13,143
  Consumer water products                                    8,447        7,036
                                                            53,035       41,158
Costs and expenses:
  Cost of membranes and related equipment                   22,262       14,426
  Cost of water, food and chemical supply                   11,101        9,336
  Cost of consumer water products                            3,975        3,485
  Research and development                                     803          904
  Selling, general and administrative                       10,250        8,891
                                                            48,391       37,042

Income from operations                                       4,644        4,116
Interest income                                                233          554
Equity income                                                  118          136
Income before income taxes                                   4,995        4,806
Provision for income taxes                                   1,598        1,442
Net income                                                 $ 3,397     $  3,364

Earnings per share                                         $   .48     $    .48
Shares used in earnings per
  share calculations                                     7,070,000    7,067,000






The accompanying notes are an integral part of these financial statements.


                            IONICS, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                           (Dollars in thousands)
                                                            March 31,  December 31,
                                                              1994         1993
ASSETS
Current assets:
  Cash and cash equivalents                                 $ 17,879   $ 21,534
  Short-term investments                                       2,503      8,603
  Notes receivable, current                                    2,581      2,505
  Accounts receivable                                         55,007     57,214
  Receivables from affiliated companies                        3,509      2,944
  Inventories:
    Raw materials                                              9,209      9,541
    Work in process                                            4,463      3,016
    Finished goods                                             1,550      1,369
                                                              15,222     13,926
  Other current assets                                         4,844      3,231
       Total current assets                                  101,545    109,957
Notes receivable, long-term                                    5,002      4,919
Investments in affiliated companies                            5,131      4,989
Property, plant and equipment:
  Land                                                         1,802      1,261
  Buildings                                                   14,930     13,829
  Machinery and equipment                                    127,772    121,792
  Other, including furniture, fixtures and vehicles           19,272     18,918
                                                             163,776    155,800
  Less accumulated depreciation                              (59,773)   (55,355)
                                                             104,003    100,445
Other assets                                                  29,169     29,252
       Total assets                                         $244,850   $249,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion
    of long-term debt                                       $    270   $    326
  Accounts payable                                            14,046     12,496
  Obligation for purchase of Ionics RCC                          -       10,974
  Customer deposits                                            6,937      5,668
  Accrued commissions                                          1,650      1,733
  Accrued expenses                                            11,230     13,957
  Taxes on income                                              1,394        928
       Total current liabilities                              35,527     46,082
Long-term debt and notes payable                                 109        109
Deferred income taxes                                          4,010      2,699
Other liabilities                                                648        591
Stockholders' equity:
  Common stock, par value $1, 30,000,000 authorized shares;
  issued: 6,949,556 in 1994 and 6,945,805 in 1993              6,950      6,946
  Additional paid-in capital                                 124,304    124,189
  Retained earnings                                           78,971     75,574
  Cumulative translation adjustments                          (5,669)    (6,628)
       Total stockholders' equity                            204,556    200,081
       Total liabilities and stockholders' equity           $244,850   $249,562


The accompanying notes are an integral part of these financial statements.

                               IONICS, INCORPORATED
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($000's Omitted)
                                    (Unaudited)
                                                              Three Months Ended
                                                                    March 31,
                                                               1994        1993
Operating activities:
  Net income                                                 $  3,397    $  3,364
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              4,258       3,652
     Provision for losses on accounts and notes receivable        149         235
     Changes in assets and liabilities:
        Notes receivable                                          (87)       (644)
        Accounts receivable                                     1,860      (6,298)
        Inventories                                            (1,248)     (1,550)
        Other current assets                                   (1,576)        205
        Investments in affiliates                                (111)       (149)
        Accounts payable and accrued expenses                    (284)      1,073
        Income taxes                                            1,199         967
        Other                                                      (9)        257
           Net cash provided by operating activities            7,548       1,112
Investing activities:
  Additions to property, plant and equipment                   (6,592)     (3,602)
  Sale (purchase) of short-term investments                     6,226        (842)
  Payment for Ionics RCC acquisition                          (11,000)        -
           Net cash used by investing activities              (11,366)     (4,444)
Financing activities:
  Principal payments on current debt                             (302)       (412)
  Proceeds from issuance of current debt                          179          57
  Principal payments on long-term debt                            -           (60)
  Proceeds from issuance of long-term debt                        -            69
  Proceeds from stock option plans                                118         805
           Net cash (used)provided by financing activities         (5)        459
Effect of exchange rate changes on cash                           168        (137)
Net change in cash and cash equivalents                        (3,655)     (3,010)
Cash and cash equivalents at beginning of period               21,534      13,535
Cash and cash equivalents at end of period                   $ 17,879    $ 10,525


The accompanying notes are an integral part of these financial statements.

                                    -4-

                        IONICS, INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1994 and December 31, 1993, the consolidated results of its operations for the three months ended March 31, 1994 and 1993 and the consolidated cash flows for the three months then ended.


    2. The consolidated results of operations of the Company for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results of operations to be expected for the full year.


    3. Reference is made to the Notes to Consolidated Financial Statements appearing in the Company's 1993 Annual Report as filed on form 10-K with the Securities and Exchange Commission. There have been no significant changes in the information reported in those Notes, other than from the normal business activities of the Company, and there have been no changes which would, in the opinion of Management, have a materially adverse effect upon the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

   Comparison of the Three Months Ended March 31, 1994
   with the Three Months Ended March 31, 1993

    Revenues for the first quarter of 1994 increased 28.9% to $53.0 million from $41.2 million in 1993. Revenues were higher in all three business segments. The largest growth was in the Membranes and Related Equipment segment where the growth was due primarily to the acquisition of Resources Conservation Company (Ionics RCC), effective December 1, 1993.

    The Water, Food and Chemical Supply segment revenues increased due primarily to strong demand for consumer products produced by the Elite Chemicals division, particularly in New England. Higher Elite Chemicals revenues were also experienced in Australia and in the United Kingdom, where the Company's newest bleach manufacturing facility began operating in the fourth quarter of 1993. Revenues also increased with the commencement in the first quarter of 1994 of a contract to provide whey processing equipment and services to Mid-America Dairymen, Inc. in the midwestern United States. The Consumer Water Products segment revenues increased due to a higher volume of bottled water and related products sales and increased sales of home water conditioners.

    Cost of sales as a percentage of revenues was 70.4% in 1994 and 66.2% in 1993. The increase in 1994 occurred in the Membranes and Related Equipment segment. This increase was due to a less favorable mix between capital equipment and spare parts revenues and the continuing weakness in this segment's membrane-based capital equipment business resulting from slow bookings throughout most of 1993. The acquisition of Ionics RCC, which had gross margins (and operating expenses) below those for the traditional Membranes and Related Equipment segment, also contributed to the 1994 increase. The increase in cost of sales as a percentage of revenues for the Membranes and Related Equipment segment was partially offset by improvements in both the Water, Food and Chemical Supply segment and the Consumer Water Products segment as increased volume and operating efficiencies in the Elite Chemicals and Aqua Cool businesses reduced the unit costs of manufacturing.

    Operating expenses as a percentage of revenues were 20.8% in the first quarter of 1994, down from 23.8% in the first quarter of 1993. As noted above, Ionics RCC's operating expenses as a percentage of revenues were lower than those of the traditional Membranes and Related Equipment segment. Furthermore, the improvement reflected the absorption of relatively fixed operating expenses by increased sales volume and continued emphasis on expense controls.

    Interest income decreased in the first quarter of 1994 due to lower invested balances, resulting from payment for the Ionics RCC acquisition, debt repayment of Aqua Cool Enterprises, Inc. in the second quarter of 1993 and capital spending.

Financial Condition

    Working capital increased by $2.1 million during the first three months of 1994 and the Company's current ratio increased to 2.9 at March 31, 1994 from 2.4 at December 31, 1993. Cash provided from net income, depreciation and a reduction in short-term investments totaled $13.9 million in the first three months of 1994 while the primary uses of cash were for the payment of the Ionics RCC acquisition obligation and capital expenditures. Significant capital expenditures were made for bottled water operations, bleach operations, trailers and other "own and operate" facilities.

    At March 31, 1994 the Company had $20.4 million in cash and short-term investments, a decrease of $9.8 million from December 31, 1993. The Company believes that its cash and short-term investments, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.

                     PART II - OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11 - Computation of Earnings Per Share (included on Page 11 of this report).

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated February 7, 1994, reporting under Item 5 the completion of the acquisition of certain assets of Resources Conservation Company. No financial statements were required or filed.

     All other items reportable under Part II have been omitted as inapplicable or because the answer is negative, or because the information was previously reported to the Securities and Exchange Commission.

                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 IONICS, INCORPORATED



Date:   May 13, 1994        By:  /s/Arthur L. Goldstein
                                 Arthur L. Goldstein
                                 Chairman and Chief Executive Officer
                                 (duly authorized officer)



Date:   May 13, 1994        By:  /s/Robert J. Halliday
                                 Robert J. Halliday
                                 Vice President, Finance and Accounting
                                 (chief financial officer)

                              EXHIBIT INDEX



Exhibit                                                         Page

  11    Computation of Earnings Per Share                        11


























- - -10-