Form 10-Q
period 1994-06-30
IONICS INC
filed 1994-08-12
CIK 52466

                              FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1994

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

          Class                     Outstanding at June 30, 1994
 Common Stock, Par Value $1               6,962,106 Shares

                                                                  /1

                        IONICS, INCORPORATED

                            FORM 10-Q FOR

                     QUARTER ENDED JUNE 30, 1994

                                INDEX




                                                             Page No.

Part I  - Financial Information


          Consolidated Statements of Operations                  2


          Consolidated Balance Sheets                            3


          Consolidated Statements of Cash Flows                  4


          Notes to Consolidated Financial Statements             5


          Management's Discussion and Analysis of Results
          of Operations and Financial Condition                  6




Part II - Other Information                                      8


          Signatures                                            10


          Exhibit Index                                         11

          Exhibit 10.1 - Amendment No. 3, dated
          June 28, 1994, to Agreement for Privatization
          of Water Supplies dated as of September 18, 1990
          between the Company and the City of
          Santa Barbara.                                        12

          Exhibit 11 - Computation of Earnings Per Share        16



                                - 1 -
                                                             /2

                             PART I - FINANCIAL INFORMATION



                                  IONICS, INCORPORATED
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                    (Dollars in thousands, except per share amounts)

                                           Three Months Ended     Six Months Ended
                                                June 30,               June 30,
                                             1994       1993       1994        1993
Net revenue:
  Membranes and related equipment          $25,800    $24,447    $54,334     $45,426
  Water, food and chemical supply           14,790     12,495     30,844      25,638
  Consumer water products                    9,238      8,676     17,685      15,712
                                            49,828     45,618    102,863      86,776
Costs and expenses:
  Cost of membranes and related equipment   19,283     17,561     41,545      31,987
  Cost of water, food and chemical supply   10,246      8,732     21,347      18,068
  Cost of consumer water products            4,410      4,245      8,385       7,730
  Research and development                     857        982      1,660       1,886
  Selling, general and administrative       10,211      9,731     20,461      18,622
                                            45,007     41,251     93,398      78,293
Income from operations                       4,821      4,367      9,465       8,483
Interest income                                296        521        529       1,075
Equity income                                  151        140        269         276

Income before income taxes                   5,268      5,028     10,263       9,834

Provision for income taxes                   1,686      1,508      3,284       2,950
Net income                                 $ 3,582    $ 3,520      6,979     $ 6,884

Earnings per share                         $   .51    $   .50    $   .99     $   .98
Shares used in earnings per
  share calculations                     7,065,000  7,041,000  7,067,000   7,054,000


The accompanying notes are an integral part of these financial statements.








                                           -2-
                                                                           /3

                            IONICS, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                           (Dollars in thousands)
                                                            June 30,   December 31,
                                                              1994         1993
ASSETS
Current assets:
  Cash and cash equivalents                                 $ 20,092     $ 21,534
  Short-term investments                                       7,563        8,603
  Notes receivable, current                                    2,632        2,505
  Accounts receivable                                         52,429       57,214
  Receivables from affiliated companies                        3,381        2,944
  Inventories:
    Raw materials                                              9,165        9,541
    Work in process                                            4,999        3,016
    Finished goods                                             1,785        1,369
                                                              15,949       13,926
  Other current assets                                         5,046        3,231
       Total current assets                                  107,092      109,957
Notes receivable, long-term                                    5,001        4,919
Investments in affiliated companies                            5,080        4,989
Property, plant and equipment:
  Land                                                         1,833        1,261
  Buildings                                                   18,365       13,829
  Machinery and equipment                                    132,503      121,792
  Other, including furniture, fixtures and vehicles           21,022       18,918
                                                             173,723      155,800
  Less accumulated depreciation                              (64,898)     (55,355)
                                                             108,825      100,445
Other assets                                                  28,989       29,252
       Total assets                                         $254,987     $249,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion
    of long-term debt                                       $     29     $    326
  Accounts payable                                            14,228       12,496
  Obligation for purchase of Ionics RCC                          -         10,974
  Customer deposits                                           10,745        5,668
  Accrued commissions                                          1,606        1,733
  Accrued expenses                                            13,214       13,957
  Taxes on income                                              2,561          928
       Total current liabilities                              42,383       46,082
Long-term debt and notes payable                                 110          109
Deferred income taxes                                          3,290        2,699
Other liabilities                                                703          591
Stockholders' equity:
  Common stock, par value $1, 30,000,000 authorized shares;
  issued: 6,962,106 in 1994 and 6,945,805 in 1993              6,962        6,946
  Additional paid-in capital                                 124,473      124,189
  Retained earnings                                           82,553       75,574
  Cumulative translation adjustments                          (5,487)      (6,628)
       Total stockholders' equity                            208,501      200,081
       Total liabilities and stockholders' equity           $254,987     $249,562


The accompanying notes are an integral part of these financial statements.

                                        -3-
                                                                           /4

                             IONICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)
                                                              Six Months Ended
                                                                   June 30,
                                                               1994        1993
Operating activities:
  Net income                                                 $  6,979    $  6,884
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              9,073       7,337
     Provision for losses on accounts and notes receivable        238         613
     Changes in assets and liabilities:
        Notes receivable                                          (68)      6,358
        Accounts receivable                                     4,736     (10,552)
        Inventories                                            (1,884)     (2,085)
        Other current assets                                   (1,706)      2,024
        Investments in affiliates                                 (43)       (156)
        Accounts payable and accrued expenses                   4,696      (6,186)
        Income taxes                                            1,446         781
        Other                                                     115      (6,822)
           Net cash provided (used) by operating activities    23,582      (1,804)
Investing activities:
  Additions to property, plant and equipment                  (15,422)     (7,484)
  Sale of short-term investments                                1,327      10,488
  Payment for RCC acquisition                                 (11,000)        -
  Acquisitions, net of cash                                       -        (7,959)
           Net cash used by investing activities              (25,095)     (4,955)
Financing activities:
  Principal payments on current debt                             (320)     (1,996)
  Proceeds from issuance of current debt                           10       8,083
  Principal payments on long-term debt                           (247)       (179)
  Proceeds from issuance of long-term debt                        -           104
  Proceeds from stock option plans                                300         898
           Net cash (used) provided by financing activities      (257)      6,910
Effect of exchange rate changes on cash                           328         (98)
Net change in cash and cash equivalents                        (1,442)         53
Cash and cash equivalents at beginning of period               21,534      13,535
Cash and cash equivalents at end of period                   $ 20,092    $ 13,588

The accompanying notes are an integral part of these financial statements.
                                      -4-                                  /5


                        IONICS, INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1994 and December 31, 1993, the consolidated results of its operations for the three and six months ended June 30, 1994 and 1993 and the consolidated cash flows for the six months then ended.


    2. The consolidated results of operations of the Company for the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of the results of operations to be expected for the full year.


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


























                                 -5-
                                                                  /6

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Comparison of the Three and Six Months Ended June 30, 1994 with the Three and Six Months Ended June 30, 1993

Revenues for the second quarter of 1994 increased 9.2% to $49.8 million from $45.6 million in 1993. Revenues for the six-month period increased 18.5% to $102.9 million from $86.8 million in the comparable period in 1993. Revenues were higher in all three business segments for both the three and six-month periods. The largest increase in revenue for the second quarter was in the Water, Food and Chemical Supply segment, while the largest increase in revenue in the six-month period was in the Membranes and Related Equipment segment.

Revenues within the Membranes and Related Equipment segment increased during both periods due primarily to the acquisition of Resources Conservation Company (Ionics RCC), effective December 1, 1993. This increase was partially offset by lower sales of other traditional capital equipment.

Revenues within the Water, Food and Chemical Supply segment increased during both periods due to the commencement, in the first quarter of 1994, of a contract to provide whey processing equipment and services to Mid-America Dairymen, Inc. Revenues also increased due to strong demand for consumer products produced by the Elite Chemicals Division in New England, Australia and in the United Kingdom, where the Company's newest bleach manufacturing facility began operating in the fourth quarter of 1993. Growth was also experienced in the Ionics Ultrapure Water subsidiary due to the strength of service business activities related to the regeneration of ion-exchange resins and the sale of spare parts.

Revenues within the Consumer Water Products segment increased during both periods due to higher volumes of bottled water and other product sales.

Cost of sales as a percentage of revenues for the second quarter was 68.1% in 1994 and 66.9% in 1993. For the six-month period, cost of sales as a percentage of revenues was 69.3% in 1994 and 66.6% in 1993. The increase in 1994 in both periods occurred in the Membranes and Related Equipment business. This increase resulted from certain jobs, undertaken as a result of the acquisition of Ionics RCC, which experienced gross margins (and operating expenses) below those for the traditional Membranes and Related Equipment segment, and from a less favorable mix between capital equipment and spare parts revenues. Furthermore, reduced sales of other traditional capital equipment noted above resulted in an increase in manufacturing overhead costs as a percentage of revenues.

Reductions in cost of sales as a percentage of revenues in both periods in the Water, Food and Chemical Supply segment and the Consumer Water Products segment partially offset such increases in the



                                 -6-
                                                                  /7

Membranes and Related Equipment segment. The improvement in the Water, Food and Chemical Supply segment was primarily attributable to the commencement of the whey processing operations noted above. The improvement in the Consumer Water Products segment resulted from lower unit costs of manufacturing due to increased volume and operating efficiencies in the Aqua Cool business.

Operating expenses as a percentage of revenues were 22.2% in the second quarter of 1994, down from 23.5% in 1993. For the six-month period, operating expenses as a percentage of revenues decreased to 21.5% in 1994 compared to 23.6% in 1993. Improvement in both periods was due in part to the fact that Ionics RCC's operating expenses as a percentage of revenues were lower than that of the traditional Membranes and Related Equipment segment. Furthermore, the improvement reflected the absorption of relatively fixed operating expenses by increased sales volume and continued emphasis on expense controls.

Interest income decreased in the second quarter and six-month periods due to lower invested balances, resulting from payment of the Ionics RCC acquisition obligation in the first quarter of 1994, and increased capital spending during both periods.


Financial Condition

Working capital increased by $0.8 million during the first six months of 1994 and the Company's current ratio increased to 2.5 at June 30, 1994 from 2.4 at December 31, 1993. Cash provided from net income, depreciation, collection of accounts receivable and an increase in accounts payable totaled $25.5 million in the first six months of 1994, while the primary uses of cash were for the payment of the Ionics RCC acquisition obligation and capital expenditures. Significant capital expenditures were made for bottled water operations, bleach operations, trailers and other "own and operate" facilities.

At June 30, 1994 the Company had $27.7 million in cash and short-term investments, a decrease of $2.5 million from December 31, 1993. The Company believes that its cash and short-term investments, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.
















                                 -7-
                                                                  /8

                     PART II - OTHER INFORMATION




Item 4.   Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held on May 5, 1994.

(b) Arnaud de Vitry d'Avaucourt, Kachig Kachadurian, William E. Katz and Mark S. Wrighton were each re-elected as a Class II Director for a three-year term. Continuing as Class I Directors until the 1996 Annual Meeting are Lawrence E. Fouraker, Samuel A. Goldblith and Arthur L. Goldstein. Continuing as Class III Directors until the 1995 Annual Meeting are William L. Brown, Robert B. Luick, John J. Shields and Allen S. Wyett.

     The tabulation of votes for all nominees is as follows:

          Votes for:            5,670,340
          Votes withheld:         146,844

(c)  The other matters submitted for stockholder approval were:

     (i) an amendment to the Corporation's 1979 Stock Option Plan to increase the number of shares of Common Stock available for issuance under the Plan by 325,000 shares:

          Votes for:            5,218,640
          Votes against:          529,601
          Abstentions and
           broker non-votes:       68,907

     (ii) an amendment to the Corporation's 1979 Stock Option Plan to limit the number of shares of Common Stock underlying options or Performance Units granted to any participant in any year to no more than 100,000 shares, in compliance with Internal Revenue Code Section 162(m):

          Votes for:            5,675,003
          Votes against:           80,929
          Abstentions and
           broker non-votes:       61,116

     (iii) the selection of Coopers & Lybrand as the Company's auditors for 1994:

          Votes for:            5,766,498
          Votes against:           33,855
          Abstentions and
           broker non-votes:       16,765






                                 -8-
                                                                  /9

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11- Computation of Net Earnings Per Share (included on Page 16 of this report).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1994.

     All other items reportable under Part II have been omitted as inapplicable or because the answer is negative, or because the information was previously reported to the Securities and Exchange Commission.









































                                 -9-
                                                                  /10

                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 IONICS, INCORPORATED



Date:   August 12, 1994        By: /s/Arthur L. Goldstein
                                 Arthur L. Goldstein
                                 Chairman and Chief Executive Officer
                                 (duly authorized officer)



Date:   August 12, 1994        By: /s/Robert J. Halliday
                                 Robert J. Halliday
                                 Vice President, Finance and
                                 Accounting (chief financial officer)































                                -10-
                                                                  /11

                            EXHIBIT INDEX



Exhibit                                                         Page

10        Material Contracts

    10.1  Amendment No. 3, dated June 28, 1994,
          to Agreement for Privatization of Water Supplies
          dated as of September 18, 1990 between the Company
          and the City of Santa Barbara, California              12

11        Computation of Earnings Per Share                      16








































                                  -11-
                                                                  /12