Form 10-Q
period 1994-09-30
IONICS INC
filed 1994-11-14
CIK 52466

                              FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1994

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

          Class                    Outstanding at September 30, 1994
Common Stock, Par Value $1                  6,980,195 Shares

1/

                        IONICS, INCORPORATED

                            FORM 10-Q FOR

                  QUARTER ENDED SEPTEMBER 30, 1994

                                INDEX




                                                                  Page No.

Part I     - Financial Information


             Consolidated Statements of Operations                   2


             Consolidated Balance Sheets                             3


             Consolidated Statements of Cash Flows                   4


             Notes to Consolidated Financial Statements              5


             Management's Discussion and Analysis of
             Results of Operations and Financial Condition           6




Part II    - Other Information                                       8


             Signatures                                              9


             Exhibit Index                                           10


             Exhibit 11 - Computation of Earnings Per Share          11

             Exhibit 27 - Financial Data Schedule                    12
                                                           (for electronic
                                                            purposes only)






                                   - 1 -
2/

                             PART I - FINANCIAL INFORMATION



                                  IONICS, INCORPORATED
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                      (Amounts in thousands, except share amounts)

                                           Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                             1994       1993       1994       1993
Net revenue:
  Membranes and related equipment          $29,852    $21,956    $ 84,186   $ 67,382
  Water, food and chemical supply           16,617     12,588      47,461     38,226
  Consumer water products                    9,981      8,247      27,666     23,959
                                            56,450     42,791     159,313    129,567
Costs and expenses:
  Cost of membranes and related equipment   22,746     15,756      64,291     47,743
  Cost of water, food and chemical supply   11,507      8,734      32,854     26,802
  Cost of consumer water products            4,851      3,987      13,236     11,717
  Research and development                     808        863       2,468      2,749
  Selling, general and administrative       10,861      9,204      31,322     27,826
                                            50,773     38,544     144,171    116,837
Income from operations                       5,677      4,247      15,142     12,730
Interest income                                278        343         807      1,418
Equity income                                  180        433         449        709

Income before income taxes                   6,135      5,023      16,398     14,857

Provision for income taxes                   1,963      1,507       5,247      4,457
Net income                                 $ 4,172    $ 3,516    $ 11,151   $ 10,400

Earnings per share                         $   .59    $   .50    $   1.58   $   1.48
Shares used in earnings per
  share calculations                     7,095,000  7,033,000   7,077,000  7,047,000






The accompanying notes are an integral part of these financial statements.





                                    -2-
3/


                           IONICS, INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
               (Amounts in thousands, except share amounts)
                                                         September 30, December 31,
                                                             1994          1993
ASSETS
Current assets:
  Cash and cash equivalents                                $ 17,498     $ 21,534
  Short-term investments                                        668        8,603
  Notes receivable, current                                   2,862        2,505
  Accounts receivable                                        58,829       57,214
  Receivables from affiliated companies                       2,902        2,944
  Inventories:
    Raw materials                                             9,345        9,541
    Work in process                                           6,121        3,016
    Finished goods                                            2,128        1,369
                                                             17,594       13,926
  Other current assets                                        4,899        3,231
       Total current assets                                 105,252      109,957
Notes receivable, long-term                                   5,193        4,919
Investments in affiliated companies                           5,250        4,989
Property, plant and equipment:
  Land                                                        2,404        1,261
  Buildings                                                  19,904       13,829
  Machinery and equipment                                   142,399      121,792
  Other, including furniture, fixtures and vehicles          21,710       18,918
                                                            186,417      155,800
  Less accumulated depreciation                             (69,721)     (55,355)
                                                            116,696      100,445
Other assets                                                 28,738       29,252
       Total assets                                        $261,129     $249,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion
    of long-term debt                                      $    592     $    326
  Accounts payable                                           21,524       12,496
  Obligation for purchase of Ionics RCC                         -         10,974
  Customer deposits                                           4,169        5,668
  Accrued commissions                                         1,755        1,733
  Accrued expenses                                           13,912       13,957
  Taxes on income                                             2,525          928
       Total current liabilities                             44,477       46,082
Long-term debt and notes payable                                110          109
Deferred income taxes                                         2,003        2,699
Other liabilities                                               791          591
Stockholders' equity:
  Common stock, par value $1, 30,000,000 authorized shares;
  issued: 6,980,195 in 1994 and 6,945,805 in 1993             6,980        6,946
  Additional paid-in capital                                124,980      124,189
  Retained earnings                                          86,725       75,574
  Cumulative translation adjustments                         (4,937)      (6,628)
       Total stockholders' equity                           213,748      200,081
       Total liabilities and stockholders' equity          $261,129     $249,562

The accompanying notes are an integral part of these financial statements.

                                    -3-
4/


                                IONICS, INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                               (Amounts in thousands)
                                                              Nine Months Ended
                                                                 September 30,
                                                               1994        1993
Operating activities:
  Net income                                                 $ 11,151    $ 10,400
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                             14,512      11,280
     Provision for losses on accounts and notes receivable        378         623
     Changes in assets and liabilities:
        Notes receivable                                         (465)      6,135
        Accounts receivable                                    (1,034)    (10,214)
        Inventories                                            (3,495)    ( 3,788)
        Other current assets                                   (1,543)      1,870
        Investments in affiliates                                (216)       (581)
        Accounts payable and accrued expenses                   6,085      (4,358)
        Income taxes                                             (113)        113
        Other                                                     288      (6,788)
           Net cash provided by operating activities           25,548       4,692
Investing activities:
  Additions to property, plant and equipment                  (27,926)    (11,150)
  Sale of short-term investments                                8,270      12,221
  Payment for RCC acquisition                                 (11,000)        -
  Acquisitions, net of cash                                       -        (7,959)
           Net cash used by investing activities              (30,656)     (6,888)
Financing activities:
  Principal payments on current debt                             (260)     (8,755)
  Proceeds from issuance of current debt                          162       8,116
  Principal payments on long-term debt                            -          (435)
  Proceeds from issuance of long-term debt                        -           257
  Proceeds from stock option plans                                825         909
           Net cash provided by financing activities              727          92
Effect of exchange rate changes on cash                           345        (178)
Net change in cash and cash equivalents                        (4,036)     (2,282)
Cash and cash equivalents at beginning of period               21,534      13,535
Cash and cash equivalents at end of period                   $ 17,498    $ 11,253

The accompanying notes are an integral part of these financial statements.
5/                                  -4-

                        IONICS, INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





    1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1994 and December 31, 1993, the consolidated results of its operations for the three and nine months ended September 30, 1994 and 1993 and the consolidated cash flows for the nine months then ended.

    2. The consolidated results of operations of the Company for the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of the results of operations to be expected for the full year.

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



























                                    -5-
6/

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Comparison of the Three and Nine Months Ended September 30, 1994 with the Three and Nine Months Ended September 30, 1993

Revenues for the third quarter of 1994 increased 31.9% to $56.5 million from $42.8 million in 1993. Revenues for the nine-month period increased 23.0% to $159.3 million from $129.6 million in the comparable period in 1993. Revenues were higher in all three business segments for both the three and nine-month periods. The largest growth in revenues for both periods was in the Membranes and Related Equipment segment due primarily to the acquisition of Resources Conservation Company (Ionics RCC), effective December 1, 1993, and to growth in the sale of ultrapure water systems, particularly to the semiconductor industry. This growth was partially offset by lower sales of other traditional capital equipment.

Revenues within the Water, Food and Chemical Supply segment increased during both periods due to strong demand for consumer products produced by the Elite Chemicals Division in New England, Australia and in the United Kingdom, where the Company's newest bleach manufacturing facility began operating in the fourth quarter of 1993. Growth was also experienced during both periods in the Ionics Ultrapure Water subsidiary in California due to the strength of service business activities, including own and operate activities and the regeneration of ion-exchange resins. The commencement in the first quarter of 1994 of a contract to provide whey processing equipment and services to Mid-America Dairymen, Inc. also produced revenue increases in both periods.

Revenues within the Consumer Water Products segment also increased during both periods primarily from higher volumes of bottled water at existing locations and the addition of distribution facilities in Cincinnati and Columbus, Ohio, Raleigh-Durham, North Carolina and Birmingham, England. These volume increases have been partially supported by an increase in production capacity resulting from the replacement of the bottling facility in Maryland with one in Virginia. Revenues also increased during both periods resulting from additional home water product sales.

Cost of sales as a percentage of revenues for the third quarter was 69.3% in 1994 and 66.5% in 1993. For the nine-month period, cost of sales as a percentage of revenues was 69.3% in 1994 and 66.6% in 1993. The increase in 1994 in both periods occurred primarily in the Membranes and Related Equipment segment. This increase was due to a less favorable mix between capital equipment and spare parts revenues and to an increase in manufacturing overhead costs as a percentage of





                                    -6-
7/
revenues resulting from reduced sales of traditional capital equipment noted above. The increase also resulted because Ionics RCC (acquired as of December 1993) has a greater percentage of its total costs classified as cost of goods sold as compared to the rest of the Membranes and Related Equipment segment. However, Ionics RCC's increased costs of goods sold are offset by lower operating costs, as noted below.

Reductions during the nine-month period in cost of sales as a percentage of revenues in the Water, Food and Chemical Supply segment and the Consumer Water Products segment partially offset the increases in the Membranes and Related Equipment segment. These improvements were attributable to lower unit costs of manufacturing due to increased volume and to continued achievement of operating efficiencies.

Operating expenses as a percentage of revenues were 20.7% in the third quarter of 1994, down from 23.5% in 1993. For the nine-month period, operating expenses as a percentage of revenues decreased to 21.2% in 1994 compared to 23.6% in 1993. Both periods improved due to continued emphasis on expense controls and the absorption of relatively fixed operating expenses by increased sales volume. Furthermore, as noted above, Ionics RCC's operating expenses are lower than those of the traditional Membranes and Related Equipment segment.

Interest income decreased in the third quarter and nine-month periods due to lower invested balances, resulting from payment of the RCC acquisition obligation in the first quarter of 1994, and increased capital spending during both periods.

Financial Condition

Working capital decreased by $3.1 million during the first nine months of 1994 and the Company's current ratio remained at 2.4 at September 30, 1994 compared to December 31, 1993. Cash provided from net income, depreciation, an increase in accounts payable and a reduction of short-term investments totaled $40.0 million in the first nine months of 1994, while the primary uses of cash were for the payment of the Ionics RCC acquisition obligation and capital expenditures. Significant capital expenditures were made for bottled water operations, bleach manufacturing operations, trailers and other "own and operate" facilities.

At September 30, 1994, the Company had $18.2 million in cash and short-term investments, a decrease of $12.0 million from December 31, 1993. The Company believes that its cash and short-term investments, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.












                                    -7-
8/

                        PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11 - Computation of Earnings Per Share (included on Page 11 of this report).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1994.

     All other items reportable under Part II have been omitted as inapplicable or because the answer is negative, or because the information was previously reported to the Securities and Exchange Commission.







































                                 -8-
9/

                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 IONICS, INCORPORATED



Date:   November 11, 1994         By:/s/Arthur L. Goldstein
                                     Arthur L. Goldstein
                                     Chairman and Chief Executive Officer
                                     (duly authorized officer)



Date:   November 11, 1994         By:/s/Robert J. Halliday
                                     Robert J. Halliday
                                     Vice President, Finance and Accounting
                                     (chief financial officer)
































                                    -9-
10/

                            EXHIBIT INDEX



Exhibit                                                         Page

  11    Computation of Earnings Per Share                        12
  27    Financial Data Schedule                                  13
                                                         (for electronic
                                                          purposes only)













































                                   -10-
11/