Form 10-K
IONICS INC
filed 1995-03-31
CIK 52466

                              FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC 20549


[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 31, 1994

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.      [X]

/1

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value of the voting stock held by non-affiliates as of March 17, 1995 was $392,303,896 (13,412,099 shares at $29.25 per share) (includes shares owned by a trust for the indirect benefit of a non-employee director, and by a trust for the indirect benefit of a spouse of a non-employee director).


             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 17, 1995, 14,008,049 shares of Common Stock, $1 par value, were issued and outstanding (reflects a 2-for-1 stock split by way of a 100% stock dividend distributed on January 6, 1995 to stockholders of record on December 14, 1994).


                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of 1994 Annual Report to Stockholders     Parts I, II and IV

Portions of Definitive Proxy Statement for
the Annual Meeting of Stockholders to be held
on May 4, 1995                                     Part III




























/2

                               PART I

Item 1.  BUSINESS

     Ionics, Incorporated ("Ionics," the "Company," or the "Registrant") is a leading water purification company engaged worldwide in the supply of water and of water treatment equipment through the use of proprietary separations technologies and systems. Ionics' products and services are used by the Company or its customers to desalt brackish water and seawater, to purify and supply bottled water, to treat water in the home, to manufacture and supply water treatment chemicals and ultrapure water, to process food products, recycle and reclaim process water and wastewater, and to measure levels of water-borne contaminants and pollutants. The Company's customers include industrial companies, consumers, municipalities and utilities.

     The Company's business activities are divided into three segments: Membranes and Related Equipment, Water, Food and Chemical Supply, and Consumer Products, which in 1994 accounted for approximately 54%, 24% and 22% of revenues, respectively. Approximately 37% of the Company's 1994 revenues were derived from foreign sales or operations. Since 1985, the Company has pursued a strategy of expanding beyond its traditional focus of selling desalination plants and equipment by owning and operating its own equipment to produce and sell water, food and chemicals. In 1994, the Water, Food and Chemical Supply and Consumer Products business segments accounted for 79% of the Company's earnings before interest and taxes.

     Over forty years ago, the Company pioneered the development of the ion-exchange membrane and the electrodialysis process. Since that time, the Company has expanded its separations technology base to include a number of membrane and non-membrane-based separations processes which the Company refers to as "The Ionics ToolboxSM."
These separations processes include the electrodialysis reversal
(EDR), reverse osmosis (RO), ultrafiltration (UF) and microfiltration
(MF) membrane processes, as well as related processes such as electrodeionization (EDI), electrodialysis, ion-exchange and carbon adsorption. With its acquisition of the business of Resources Conservation Company, now called Ionics RCC, at the end of 1993, the Company's separations technology base also includes thermal processes such as evaporation and crystallization, as well as solvent extraction and recovery processes. The Company believes that it is the world's leading manufacturer of ion-exchange membranes and of membrane-based systems for the desalination of water.

     The Company was incorporated in Massachusetts in 1948.  The
Company's principal executive offices are located at 65 Grove Street, Watertown, Massachusetts 02172.


Financial Information About Business Segments

     The information contained in Note 14 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to
/3

Stockholders for the year ended December 31, 1994 is incorporated herein by reference.

Membranes and Related Equipment

     The Company's Membranes and Related Equipment business segment, which accounted for approximately 54% of revenues in 1994, currently encompasses the following products: electrodialysis reversal systems; reverse osmosis systems; microfiltration systems; ultrafiltration systems; non-membrane water and wastewater treatment equipment; other separations technology products; instruments for monitoring and on-line detection of pollution levels; fabricated products; brine concentrators, evaporators and crystallizers utilizing thermal separations processes; and soil remediation equipment.

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


     RO Systems

     The Company manufactures seawater desalination plants as well as systems for the production of ultrapure water which utilize RO membrane technology. The Company owns and operates seawater desalination plants in Grand Canary Island, Spain; Santa Barbara,
California; and at the Diablo Canyon Power Plant in California. See "Water, Food and Chemical Supply."


     MF Systems

     Utilizing the Company's proprietary Aqua-PoreR microfiltration membranes, the Company's EnviromatR Integrated Membrane Filtration System removes toxic contaminants such as lead, nickel and other materials from industrial wastewaters and enables manufacturers to meet stringent regulations for effluent compliance.


     UF Systems

     In 1994, the Company commenced commercial manufacture of ultrafiltration (UF) membranes and spiral wound UF membrane modules. /4

The Company uses these modules in its own equipment and systems and also sells them as components to end-users and original equipment manufacturers.

     Non-Membrane Water and Wastewater Treatment Equipment
     Through its wholly owned Italian subsidiary, Ionics Italba, S.p.A., Ionics designs, engineers and constructs customized systems for wastewater and municipal water treatment. These include ion-exchange systems which provide purified water for power stations, chemical and petrochemical plants, metalworking and automobile factories, textile manufacture and a variety of other industrial applications. Other systems neutralize and filter industrial wastewater, separate suspended solids and, in some cases, recover chemicals. Ionics Italba also provides custom municipal and packaged sewage treatment systems. Ionics Italba generally subcontracts the construction activities associated with its projects.

     Through its Ionics Resources Conservation Company (Ionics RCC) business unit, Ionics designs, engineers and constructs brine concentrators, evaporators and crystallizers which are used to clean, recover and recycle wastewater, particularly in zero liquid discharge industrial uses. Ionics RCC also developed, and holds an exclusive license for, a patented solvent extraction technology known as B.E.S.T. (Basic Extractive Sludge Technology), which separates contaminated sludges, sediments and soils into oil, water and solids, and has potential use for the cleanup of toxic organic materials at Superfund sites.

     In 1994, Ionics RCC entered into a $40 million contract to deliver a wastewater treatment system in the Czech Republic to treat an underground reservoir of contaminated water which threatens drinking water supplies near Prague.

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


     Instruments for Monitoring and On-Line Detection of Pollution Levels

     The Company designs, manufactures and sells equipment to measure the quality of treated or untreated water. Its products, which are

/5
used by industrial and governmental customers to measure organic and toxic contaminants in water, food and chemical process streams, include process and laboratory instruments to measure total carbon, total organic carbon, chemical oxygen demand and total oxygen demand. The Company has expanded the monitoring capabilities of its instruments with the introduction of analyzers to measure concentrations at the parts-per-billion level of dissolved metals such as copper, lead, iron, mercury, and arsenic and specific chemical analyzers for ammonia, phosphates, nitrates, and chlorine. The process systems provide real-time measurement of the level of contaminants in active waste streams. In 1994 in Europe, the Company introduced SlickwatchTM, a new continuous water monitor that detects oil slicks at thicknesses as low as 0.1 micron on the surface of water.


     Fabricated Products

     At its Bridgeville, Pennsylvania facility, the Company fabricates specially designed products for defense-related and industrial applications. The Company's experience and expertise in design, welding, machining and assembly to meet exceptionally fine tolerances have been utilized to fabricate products ranging from intricate small parts to very large multi-ton assemblies.


Water, Food and Chemical Supply

     The Water, Food and Chemical Supply business segment accounted in 1994 for approximately 24% of the Company's revenues. With the addition of whey processing to the Company's "own and operate" activities in 1994, food product processing revenues have been added to this business segment. In addition, commencing in 1994, revenues from the sale of bleach and bleach-based cleaning products for the consumer market have been moved from this segment to the Consumer Products segment. As a result, certain prior year amounts in the financial statements have been reclassified to conform to the current year's presentation. The Company's strategy is to sell, where appropriate, water, food products and chemicals produced by its membrane-based equipment, rather than selling the equipment itself. The water, food and chemical supply business segment can be divided into four categories: sale of desalted water for municipal and industrial use; sale of ultrapure water for electronics and other industries; processing of food products, such as reduced mineral whey; and sale of sodium hypochlorite and related chemicals to the industrial and municipal markets.


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

/6

     Ionics, through its wholly owned subsidiary, Ionics Iberica, S.A., owns and operates a 5.5 million gallon per day capacity brackish water EDR facility and a 2.2 million gallon per day RO seawater facility on Grand Canary Island, Spain. Under long-term contracts, the Company is selling the desalted water from both facilities to the local water utility for distribution. In December 1994, the Company contracted with the water utility to expand its seawater RO facility to 3 million gallons per day.

     The Company's wholly owned subsidiary, Ionics (Bermuda) Ltd., owns and operates a 600,000 gallon per day EDR brackish water desalting plant on the island of Bermuda. This plant supplies fresh water under a long-term contract with Watlington Waterworks Ltd., a Bermuda corporation partially owned by Ionics.

     The Company financed, constructed, owns and operates a seawater RO desalination facility in Santa Barbara, California. The facility began operation in March 1992, has the capacity to produce 7,500 acre-feet per year (approximately 6.7 million gallons per day) of desalinated water, and is expandable to 10,000 acre-feet per year. Under the terms of the Company's contract with the City, the City can either purchase water from the Company or, under conditions in which the City deems it unnecessary to purchase water, pay the Company a "stand-by fee" during the contract's five-year term and, if the City elects to continue, a five-year extension term. The City has placed the facility on "stand-by" status because of the alleviation of the area's drought. At the end of the initial five-year term, the City will have the right to renew the contract for another five-year term, purchase the facility from the Company, or direct the Company to remove the facility (most of which is housed in trailers) from its site. In the event the City purchases the facility, the City must reimburse the Company for all costs not previously recovered from operations, plus a factor to cover general and administrative expenses and profit. In 1994, the City approved a two-year extension of the Company's current operation and maintenance contract into 1997.


     Sale of Ultrapure Water for Electronics and Other Industries

     In industries such as power generation, semiconductors, pharmaceuticals and biotechnology, ultrapure water (water in which the impurities have been reduced to concentrations of less than several parts per billion) is critical to product quality and yield. In the electric power industry, ultrapure boiler feedwater minimizes corrosion, inefficiency and downtime in steam boilers and turbines. Depending on the composition and quantity of the impurities to be removed or treated, any one of several membrane separations methods can be utilized to provide ultrapure water to the customer. Ionics has pioneered in the application of three membrane technologies (EDR, RO and UF) combined together in a mobile system called the "triple membrane" trailer, which the Company believes to be the most advanced technology used in the commercial processing of ultrapure water. Ionics provides ultrapure water services through the sale of ultrapure water in 6,000 gallon tank trucks and the production and sale of ultrapure water from trailer-mounted units at the customer sites.


/7

     Ionics has commercially implemented its new electrodeionization
(EDI) technology in the production of ultrapure water. EDI is a continuous, electrically driven, membrane-based water purification process which produces ultrapure water without the use of the strong chemical regenerants, such as sulfuric acid and caustic soda, which are commonly required. The Company's new TMT-II trailers utilize a combination of EDI, RO and UF technologies to produce ultrapure water.

     At the end of 1994, the Company had a total capacity, installed or under construction, of approximately 8,000 gallons per minute for the production of ultrapure water under long-term contracts with various industries.

     The Company serves the ultrapure water market from its headquarters facilities in Watertown, Massachusetts, through the Ionics Pure Solutions Division in Phoenix, Arizona, and through the following subsidiaries: Ionics Ultrapure Water Corporation, Campbell, California; Ionics (U.K.) Limited, London, England; Ionics Italba, S.p.A., Milan, Italy; and Eau et Industrie, Paris, France.


     Sale of Sodium Hypochlorite and Related Chemicals

     In the chemical supply area, the Company uses its CloromatR technology to produce sodium hypochlorite and related chlor-alkali chemicals in a membrane-based process that principally relies on water and salt as raw materials. The Company's wholly owned Australian subsidiary, Elite Chemicals Pty. Ltd., utilizes Cloromat systems to produce sodium hypochlorite on-site in Brisbane for industrial, commercial and janitorial supply of bleach products. In 1994, the Australian subsidiary signed a five-year contract to supply sodium hypochlorite to treat the City of Brisbane's drinking water supply.

     In 1993, the Company's wholly owned English subsidiary, Ionics (U.K.) Limited, commenced bulk bleach sales at a new Cloromat facility in Bridgwater, England. A large portion of the facility's output is being sold to an English manufacturer for use in cellophane manufacture, and the balance is being sold to the regional market. In 1994, the Company and the manufacturer agreed to an expansion of the Cloromat facility. In addition, the Company entered into a long-term bleach supply agreement with a major European cleaning products manufacturer which will result in the Company's ownership and operation of another Cloromat facility.

     Food Processing Services

     In 1994, the Company commenced operations under an agreement with a major U.S. dairy cooperative overseeing whey processing activities at two plants owned by the cooperative. Included in the equipment being utilized by the Company at these plants are its ElectromatR electrodialysis systems. The Company receives a processing fee based on the production of demineralized whey for its services.


/8

Consumer Products

     Ionics' consumer products business segment accounted for approximately 22% of the Company's revenues in 1994. The Company's consumer products include bottled water, over and under-the-sink point-of-use devices, point-of-entry systems for treating the entire home water supply, and bleach and bleach-based cleaning products and related products, including windshield wash solution.

     Aqua CoolR Pure Bottled Water

     Ionics entered the bottled water business in 1984. The Company's strategy is to utilize its proprietary desalination and purification technology to create a brand of drinking water, named Aqua Cool Pure Bottled Water, which can be reproduced with uniform consistency and high quality at numerous locations around the world. Distribution operations have been established to serve the areas in and around London, Manchester, and Birmingham, England; a number of metropolitan areas in the Eastern United States; and, through joint ventures, in Bahrain, Kuwait and Saudi Arabia. The Company's business focuses on the sale of Aqua Cool in five-gallon bottles to a variety of commercial and residential customers. The Company also manufactures coolers in a wide variety of colors which offer options for hot, cold and room temperature water.

     In 1989, the Company entered into agreements with Aqua Cool Enterprises, Inc. (ACE), a newly formed, independently owned corporation, which established ACE as a marketer and distributor of Aqua Cool in 10 eastern states and the District of Columbia, and provided for Ionics' supply to ACE of products, management services and operational support. In May 1993, the Company loaned $8.25 million to ACE which was used by ACE to redeem debt and preferred stock of ACE held by Westinghouse Credit Corporation. In June 1993, the Company's loan was converted into preferred stock, and as a result of these transactions, the Company began consolidating the operating results of ACE.

     ACE operates eight distribution centers in Massachusetts, Connecticut, New York, New Jersey, Pennsylvania and Virginia, which augment the Company's distribution network. At the end of 1994, there were a total of 21 Aqua Cool distribution centers in the United States and overseas, supplied with Aqua Cool by six regional water purification and bottling facilities.

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

/9

     Point-of-Entry Systems

     Ionics' point-of-entry water products include ion-exchange water conditioners to "soften" hard water, and chemicals and media for filtration and treatment. The Company sells its products, under the General Ionics and other brands, through both independent distributorships and wholly owned sales and service dealerships. In 1994, the Company introduced new marketing assistance programs, including retail financing, to its independent distributors, and also increased its base of independent distributors.

     Bleach-Based Cleaning Products

     The Company's Elite Chemicals New England division operates a Cloromat facility in Springfield, Massachusetts which produces and distributes bleach-based products for the consumer market, primarily one-gallon bleach products under private label or under the Company's own "Elite" and "UltraPure" brands, and methanol-based automobile windshield wash solution. In 1994, to expand these operations, the Company purchased a 129,000 square foot manufacturing facility, located in Ludlow, Massachusetts, which has now commenced operations. The Company intends to pursue a strategy of utilizing Cloromat equipment and technology at Company-owned facilities to produce high quality bleach and other chlor-alkali products at selected regional sites in the United States and overseas.


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

     The Company produces the membranes required for its equipment and systems that use the ED, EDR, MF, UF and EDI processes. Membranes used for the RO process are purchased from outside suppliers, and are normally available from multiple sources.


Patents and Trademarks

     The Company believes that its products, know-how, servicing network and marketing skills are more significant to its business than trademark or patent protection of its technology. Nevertheless, the Company has a policy of applying for patents both in the United States and abroad on inventions made in the course of its research and development work for which a commercial use is considered likely. The Company owns numerous United States and foreign patents and trademarks and has issued licenses thereunder, and currently has additional pending patent applications. Of the 92 active U.S. patents held by the Company, a substantial portion involves membranes, membrane

/10
technology and related separations processes such as electrodialysis and electrodialysis reversal, reverse osmosis, ultrafiltration and electrodeionization. The Company believes that none of its individual patents or groups of related patents, nor any of its trademarks, is of sufficient importance for its termination or abandonment, or cancellation of licenses extending rights thereunder, to have a material adverse effect on the Company.


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


Backlog

     The Company's backlog of firm orders was $152,340,000 at December 31, 1994 and $129,271,000 at December 31, 1993. In the case of multi-year contracts entered into through June 30, 1991, the Company initially included in reported backlog only the revenues expected from the first four years of the contract. For multi-year contracts entered into after that date, the Company has initially included in reported backlog the revenues associated with the first five years of the contract. Also, the Company now includes in backlog up to one year of revenues relating to multi-year contracts which are not otherwise included in backlog. Ionics expects to fill approximately 62% of its December 31, 1994 backlog during 1995. The Company does not believe that there are any seasonal aspects to these backlog figures.


Government Contracts

     The Company does not believe that any of its sales under U.S. Government contracts or subcontracts during 1994 are subject to renegotiation. The Company has not had adjustments to its negotiated contract prices, nor are any proceedings pending for such adjustments.


Research and Development

     Since the development of the ion-exchange membrane and the EDR process, Ionics has continued its commitment to research and

/11
development directed toward products for use in water purification, processing and measurement, and separations technology. The Company's research and development expenses were approximately $3,372,000 in 1994, $3,678,000 in 1993 and $3,084,000 in 1992.


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

     In 1994, the International Desalination Association released a report providing data regarding the manufacturers of desalination equipment. According to the report, which covered land-based water desalination plants delivered or under construction as of December 1993, with a capacity to produce 100 cubic meters (approximately 25,000 gallons) or more of fresh water daily, Ionics ranked first in terms of the cumulative number of such plants sold, having sold 1,244 plants of such capacity, more than the next three manufacturers combined. When compared only to manufacturers of membrane-type desalination equipment, Ionics ranked first in both number of units sold and the total capacity of units sold.

     With respect to the water, food and chemical supply business segment, the Company competes with regional suppliers of ultrapure water services, and with other manufacturers of membrane-related equipment. In the chemical supply activity, the Company competes with manufacturers and distributors of sodium hypochlorite and water treatment chemicals.

     With respect to the Company's consumer products business segment, there are numerous bottled water companies which compete with the Company, including several which are much larger than the Company. Most of the Company's competitors in point-of-entry and point-of use products for the home are small assemblers, serving local or regional markets. However, there are also several large companies competing nationally in these markets. In the case of its silver impregnated activated carbon product lines, the Company knows of two competitors with which it competes on a national basis.

/12

     The Company competes with many suppliers of bleach and bleach-based cleaning products and automobile windshield wash for the consumer market, a number of which are much larger than the Company.

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

     The Company is one of more than 200 potentially responsible parties (PRPs) in connection with the Silresim Superfund Site in Lowell, Massachusetts. Under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA or Superfund), the U.S. Environmental Protection Agency (EPA) has the authority to undertake remedial action at a Superfund site and hold responsible parties liable, on a joint and several basis and without regard to fault or negligence for costs incurred. Under the terms of a 1992 Settlement Agreement among the PRPs, EPA and the Commonwealth of Massachusetts, Ionics paid $381,000 as a settlement amount to the site settlement trust fund, representing the Company's approximately 1% volumetric contribution of wastes to the site. This fund will be used by the EPA to clean up the Silresim Site. The amount paid by Ionics had been fully reserved at December 31, 1991, and the payment had no material adverse impact on the Company. Because the pollution problems at the site have been extensively studied and because the funds collected from the settling PRPs by the site settlement trust fund substantially exceeds the EPA's own estimate of remediation costs, the Company believes that it is highly unlikely that it will incur any further monetary obligations with respect to this site, other than site access costs that will be incurred by the EPA in connection with its remediation activities. The Company's share of these site access costs is expected to be $30,000 to $40,000 over the next several years.

     The Company was notified in 1992 that it is a potentially responsible party (PRP) at a Superfund site, Solvent Recovery Service of New England in Southington, Connecticut (the "SRS Site"). The Environmental Protection Agency (EPA) has completed its remedial investigation and its preliminary estimate of clean-up costs totaled $30 million, of which the Company's share approximates $160,000. The PRP group has presented a counterproposal for clean-up which the EPA is considering. The cost of the counterproposal would approximate $5.5 - $7.5 million, of which the Company's share would approximate $30,000 - $40,000. The Company has to date been assessed a total of $21,000 for the clean-up of the site. Based upon the very large number of PRPs identified (over 1,000), the Company's small volumetric ranking in comparison to the total volume of wastes (approximately

/13

0.522%) and the identities of the larger PRPs, which include many substantial companies, the Company believes that its liability in this matter will not have a material effect on the Company or its financial position.

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


Foreign Operations

     The Company's sales to customers in foreign countries primarily involve desalination systems, water and wastewater treatment systems, sodium hypochlorite, Cloromat systems, and related products and services. The Company seeks to minimize financial risks relating to its international operations. Wherever possible, the Company obtains letters of credit or similar payment assurances denominated in dollars. If dollar payments cannot be secured, the Company, where appropriate, enters into foreign currency hedging transactions. The Company also uses foreign sources for equipment parts and may borrow funds in local (foreign) currency to offset the asset risk of foreign currency devaluation. Net foreign currency transaction gains included in income before taxes totalled $23,000 in 1994, $157,000 in 1993, and $587,000 in 1992.

     Ionics engages in certain foreign operations both directly and through the following wholly owned subsidiaries: Ionics (Bermuda) Ltd.; Ionics Iberica, S.A.; Ionics (U.K.) Limited; Ionics Italba, S.p.A.; Ionics Nederland B.V.; Global Water Services, S.A.; Elite Chemicals Pty. Ltd.; Eau et Industrie; Resources Conservation Co. International; and Ionics Foreign Sales Corporation Limited.

     The Company engages in various foreign operations through investments in affiliated companies and joint venture relationships. The activities include the production, sale and distribution of bottled water through a 40% owned affiliate in Bahrain, a 40% owned affiliate in Saudi Arabia and a 49% owned affiliate in Kuwait.

  In addition, the Company has a 23% ownership interest in Watlington Waterworks Ltd. in Bermuda. Watlington collects, treats and distributes water throughout Bermuda for both potable and non-potable uses. The Company also has a 50% ownership interest in Yuasa-Ionics Co., Ltd., Tokyo, Japan, which among its other activities serves as a distributor of certain of the Company's products in Japan; and a 49% ownership interest in Ionics-Mega s.r.o, a limited liability company of the Czech Republic established to pursue water treatment opportunities in that country.

/14

     Further geographical and financial information concerning the Company's foreign operations appears in Notes 1, 5, 8, 12, and 14 to the Company's Consolidated Financial Statements included as part of the Company's 1994 Annual Report to the Stockholders, which Notes are incorporated herein by reference.


Financial Information About Foreign and
Domestic Operations and Export Sales

     The information contained in Note 14 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to
Stockholders for the year ended December 31, 1994 is incorporated herein by reference.


Item 2.  PROPERTIES

     The Company owns or leases and occupies various manufacturing and office facilities in the United States and abroad. The principal facilities owned by the Company include two buildings in Watertown, Massachusetts, containing approximately 250,000 square feet and housing executive offices, laboratories and manufacturing and assembly operations; a 129,000 square foot facility in Ludlow, Massachusetts which will be utilized primarily for consumer bleach-based product manufacturing; two buildings in Bridgeville, Pennsylvania containing approximately 77,000 square feet and housing manufacturing operations for home water treatment equipment and fabricated products; and other facilities in Phoenix, Arizona; Lorton, Virginia; Union, New Jersey; Fairfield, Ohio; Thetford, England; Wimbledon, England; Brisbane, Australia; and Milan, Italy, for various operations relating to the business of the Company.

     The Company considers the business facilities that it utilizes to be adequate for the uses to which they are being put.


Item 3.  LEGAL PROCEEDINGS

     The Company is involved in the normal course of its business in various litigation matters. Although the Company's counsel is unable to determine at the present time whether the Company will have any liability in any of the pending matters, some of which are in the early stages of pretrial discovery, the Company believes it has meritorious defenses and that none of the pending matters will have an outcome material to the financial condition or business of the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



/15

                               PART II



Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1994. The information set forth on page 32 entitled "Common Stock Price Range" and the inside back cover of such Annual Report is hereby incorporated by reference.


Item 6.  SELECTED FINANCIAL DATA

     Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1994. The information set forth on page 32 of such Annual Report entitled "Selected Quarterly Financial Data (unaudited)" is hereby incorporated by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1994. The information set forth on pages 17 through 19 of such Annual Report entitled "Management's
Discussion and Analysis of Results of Operations and Financial
Condition" is hereby incorporated by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1994. The consolidated balance sheets of the Registrant as of December 31, 1994 and 1993, the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 1994, 1993 and 1992, and the related notes with the opinion thereon of Coopers & Lybrand L.L.P., independent accountants, on pages 20 through 31, and Selected Quarterly Financial Data (unaudited) on page 32, are hereby incorporated by reference.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     This item is not applicable to the Company.






/16

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 with respect to Directors is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 4, 1995 to be filed with the Securities and Exchange Commission on or about March 30, 1995.

     The information regarding executive officers is as follows:

                      Age as of        Positions
Name                 March 1, 1995     Presently Held

Executive Officers:

Arthur L. Goldstein*      59           President, Chief Executive Officer
                                        and Director since 1971; Chairman
                                        of the Board since 1990
Kachig Kachadurian        45           Executive Vice President since 1994,
                                        Senior Vice President from 1991 to
                                        1994 and Vice President from 1983 to
                                        1991; Director since 1986
William E. Katz           70           Executive Vice President since 1983;
                                        Director since 1961
Robert J. Halliday        40           Vice President, Finance and Accounting
                                        since December 1990; Chief Financial
                                        Officer since August 1992
Stephen Korn              49           Vice President, General Counsel
                                        and Clerk since September 1989
Theodore G. Papastavros   61           Vice President since 1975 and
                                        Treasurer since February 1990
___________________
* Member of Executive Committee

     There are no family relationships between any of the officers or directors. Officers of the Registrant are elected each year at the annual meeting of Directors.

     All of the above executive officers have been employed by the Registrant in various capacities for more than five years, except for Mr. Halliday. Prior to joining the Company in December 1990, Mr. Halliday served from April 1987 to December 1990 as Corporate Controller of Alliant Computer Systems Corporation, a manufacturer of mini-supercomputers.

Item 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 4, 1995 to be filed with the Securities and Exchange Commission on or about March 30, 1995.






/17

                                III-1

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 4, 1995 to be filed with the Securities and Exchange Commission on or about March 30, 1995.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 4, 1995 to be filed with the Securities and Exchange Commission on or about March 30, 1995.







































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

              3.2     By-Laws, as amended (filed as Exhibit 19 to           *
                      Form 10-Q for the quarter ended September 30,
                      1989).

     4.0 Instruments defining the rights of security holders, including indentures

              4.1     Agreement for a loan payable by a consolidated       **
                      subsidiary to a bank in Australia in the principal amount of 725,000 Australian dollars guaranteed by Registrant, and related documents.

              4.2     Rights Agreement, dated as of December 22, 1987,     *
                      as amended and restated as of August 15, 1989, between Registrant and The First National Bank of Boston (filed as Exhibit 1 to Registrant's
                      Current Report on Form 8-K dated August 30, 1989).



/19

              4.3     Indenture, dated as of December 22, 1987, between    *
                      Registrant and The First National Bank of Boston, relating to Rights Agreement (filed as Exhibit 2 to Registrant's Current Report on Form 8-K dated December 22, 1987).

              4.4     Form of Common Stock Certificate (filed as Exhibit   *
                      4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

     10.      Material Contracts

              10.1    1979 Stock Option Plan, as amended through           *
                      February 17, 1994 (filed as Exhibit 10.1 to
                      Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

              10.2    1986 Stock Option Plan for Non-Employee Directors,   *
                      as amended through February 18, 1992 (filed as Exhibit 10.2 to Registrant's Annual Report on
                      Form 10-K for the year ended December 31, 1991).

              10.3    Amended and Restated Credit Agreement between        *
                      Registrant and The First National Bank of Boston dated as of December 31, 1992 (filed as Exhibit
                      10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

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

              10.8    Amendment No. 1, dated as of January 3, 1992, to     *
                      Agreement for Privatization of Water Supplies

/20
                      dated as of September 18, 1990 between the Company and the City of Santa Barbara, California (filed as
                      Exhibit 10.8 to Registrant's annual report on Form 10-K for the year ended December 31, 1991).

              10.9    Amendment No. 2, dated as of January 19, 1993,       *
                      to Agreement for Privatization of Water Supplies dated as of September 18, 1990 between the Company and the City of Santa Barbara, California (filed as
                      Exhibit 10.9 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992).

              10.10   Amendment No. 3, dated June 28, 1994, to Agreement   *
                      for Privatization of Water Supplies dated as of September 18, 1990 between the Company and the City of Santa Barbara, California (filed electronically as Exhibit 10.1 to the Registrant's Form 10-Q for the period ended June 30, 1994).

              10.11   Asset Purchase Agreement Among the Company,          *
                      Resources Conservation Company, Resources
                      Conservation Co. International and Halliburton
                      NUS Corporation dated December 30, 1993 (filed as
                      Exhibit 2 to Registrant's current report on Form 8-K dated February 7, 1994 and filed electronically on the same date).

              10.12   1994 Restricted Stock Plan.

     11.      Statement re Computation of Earnings Per Share.

     13. Annual Report to Stockholders of the Registrant for the year ended December 31, 1994 (only pages 17 through 32 and the inside back cover constitute an exhibit to this report).

     22.      Subsidiaries of the Registrant.

     24.      Consents

              24.1 Consent of Coopers & Lybrand L.L.P. to incorporation by reference of that firm's report dated
                      February 22, 1995, which is included on page 31 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1994.

     25.      Power of Attorney.

     27.      Financial Data Schedule                                     ***
________________________________

     *   incorporated herein by reference

     ** copies of which will be filed by Registrant with the Securities and Exchange Commission upon its request

     *** for electronic purposes only
/21

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal 1994.

     Undertaking

     For purposes of complying with the amendments to the rules governing Form S-8 effective July 13, 1990 under the Securities Act of 1933, the undersigned hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's registration statements on Form S-8 Nos. 33-14194, 33-5814, 33-2092, 2-72936, 2-82780, 2-64255,
     33-41598, 33-54400 and 33-54293.

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

                                    Date:    March 30, 1995



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 30, 1995                By/s/    Arthur L. Goldstein
                                         Arthur L. Goldstein, Chairman
                                         of the Board, President and
                                         Chief Executive Officer
                                         (principal executive officer)
                                         and Director



Date: March 30, 1995                By/s/    Robert J. Halliday
                                         Robert J. Halliday, Vice President,
                                         Finance and Accounting and Chief
                                         Financial Officer (principal
                                         financial and accounting officer)










/23

Date: March 30, 1995                By/s/    William L. Brown
                                         William L. Brown, Director


Date: March 30, 1995                By/s/    Arnaud de Vitry d'Avaucourt
                                         Arnaud de Vitry d'Avaucourt,
                                         Director


Date: March 30, 1995                By/s/    Lawrence E. Fouraker
                                         Lawrence E. Fouraker, Director


Date: March 30, 1995                By/s/    Samuel A. Goldblith
                                         Samuel A. Goldblith, Director


Date: March 30, 1995                By/s/    Kachig Kachadurian
                                         Kachig Kachadurian, Director


Date: March 30, 1995                By/s/    William E. Katz
                                         William E. Katz, Director


Date: March 30, 1995                By/s/    Robert B. Luick*
                                         Robert B. Luick, Director


Date: March 30, 1995                By/s/    John J. Shields
                                         John J. Shields, Director


Date: March 30, 1995                By/s/    Carl S. Sloane
                                         Carl S. Sloane, Director


DATE: March 30, 1995                By/s/    Mark S. Wrighton
                                         Mark S. Wrighton, Director


Date: March 30, 1995                By/s/    Allen S. aWyett
                                         Allen S. Wyett, Director


     *By/s/        Stephen Korn
            Stephen Korn
            Attorney-in-fact

/24

                           IONICS, INCORPORATED
      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                 PAGES

Report of Independent Accountants                                  31*

Financial Statements:

     Consolidated Statements of Operations for the Years Ended
     December 31, 1994, 1993 and 1992                              20*

     Consolidated Balance Sheets as of December 31,
     1994 and 1993                                                 21*

     Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1994, 1993 and 1992                  22*

     Consolidated Statements of Stockholders' Equity for
     the Years Ended December 31, 1994, 1993 and 1992              23*

     Notes to Consolidated Financial Statements                   24-31*


Supporting Financial Statement Schedules for the years Ended December 31, 1994, 1993 and 1992:

     Schedule II - Valuation and Qualifying Accounts             IV-8


Report of Independent Accountants on Financial Statement
Schedule                                                         IV-9

__________________

All other schedules are omitted because the amounts are immaterial, the schedules are not applicable or the required information is shown in the financial statements or the notes thereto.

* Page references are to the Annual Report to Stockholders of the Company for the year ended December 31, 1994, which pages are incorporated herein by reference.















/25




                             IONICS, INCORPORATED

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





                                      Additions    Additions
                         Balance at   Charged to     Due to
                         Beginning    Costs and     Acquired                      Balance at
Description                of Year     Expenses    Businesses(A)  Deductions(B)   End of Year

Allowance for doubtful
accounts and uncollectible
notes receivable:

     Years ended:
     December 31, 1994   $2,022,068   $535,200     $       0      $  360,098      $2,197,170

     December 31, 1993   $2,694,200   $390,489     $(124,000)     $  938,621      $2,022,068

     December 31, 1992   $2,510,588   $944,203     $ 190,200      $  950,791      $2,694,200


(A)  1993 amount includes reductions of $413,000 resulting from the consolidation of ACE.

(B)  Deductions result primarily from the write-off of accounts.


























/26


                                   IV-8

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Ionics, Incorporated:

     Our report on the consolidated financial statements of Ionics, Incorporated as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994 has been incorporated by reference in this Form 10-K from page 31 of the 1994 Annual Report to Stockholders of Ionics, Incorporated. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index on page IV-7 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                             COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
February 22, 1995






























/27






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

              3.2     By-Laws, as amended (filed as Exhibit 19 to             *
                      Form 10-Q for the quarter ended September 30,
                      1989).

     4.0 Instruments defining the rights of security holders, including indentures

              4.2     Rights Agreement, dated as of December 22, 1987,        *
                      as amended and restated as of August 15, 1989,
                      between Registrant and The First National Bank
                      of Boston (filed as Exhibit 1 to Registrant's
                      current Report on Form 8-K dated August 30, 1989).

              4.3     Indenture, dated as of December 22, 1987, between       *
                      Registrant and The First National Bank of Boston,
                      relating to Rights Agreement (filed as Exhibit 2
                      to Registrant's Current Report on Form 8-K dated
                      December 22, 1987).

              4.4     Form of Common Stock Certificate (filed as Exhibit      *
                      4.10 to Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1990).

     10.      Material Contracts

              10.1    1979 Stock Option Plan, as amended through              *
                      February 17, 1994 (filed as Exhibit 10.1 to
                      Registrant's Annual Report on Form 10-K for
                      the year ended December 31, 1993).



/28

              10.2    1986 Stock Option Plan for Non-Employee Directors,      *
                      as amended through February 18, 1992 (filed as
                      Exhibit 10.2 to Registrant's Annual Report on
                      Form 10-K for the year ended December 31, 1991).

              10.3    Amended and Restated Credit Agreement between           *
                      Registrant and The First National Bank of Boston
                      dated as of December 31, 1992 (filed as Exhibit
                      10.3 to Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1992).

              10.4    Operating Agreement dated as of September 27,           *
                      1989 between Registrant and Aqua Cool Enter-
                      prises, Inc. (filed as Exhibit 10.4 to
                      Registrant's Annual Report on Form 10-K for the
                      year ended December 31, 1989).

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

              10.10   Amendment No. 3, dated June 28, 1994, to Agreement      *
                      for Privatization of Water Supplies dated as of
                      September 18, 1990 between the Company and the City
                      of Santa Barbara, California (filed electronically
                      as Exhibit 10.1 to the Registrant's Form 10-Q
                      for the period ended June 30, 1994).
/29

              10.11   Asset Purchase Agreement among the Company,             *
                      Resources Conservation Company, Resources
                      Conservation Co. International and Halliburton
                      NUS Corporation dated December 30, 1993 (filed
                      as Exhibit 2 to Registrant's current report on
                      Form 8-K dated February 7, 1994 and filed
                      electronically on the same date).

              10.12   1994 Restricted Stock Plan

     11.      Statement re Computation of Earnings Per Share.

     13. Annual Report to Stockholders of the Registrant for the year ended December 31, 1994 (only pages 17 through 32 and the inside back cover constitute an exhibit to this report).

     22.      Subsidiaries of the Registrant.

     24.1 Consent of Coopers & Lybrand L.L.P. to incorporation by reference of that firm's report dated
              February 22, 1995, which is included on page 31 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1994.

     25.      Power of Attorney.

     27.      Financial Data Schedule                          (for electronic
                                                                purposes only)



* incorporated herein by reference























/30