Form 10-Q
period 1995-03-31
IONICS INC
filed 1995-05-12
CIK 52466

                                     FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549


       (Mark One)

       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended               March 31, 1995

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

                 Class                   Outstanding at March 31, 1995
        Common Stock, Par Value $1             14,015,899 Shares

                                                                         /1

                               IONICS, INCORPORATED

                                   FORM 10-Q FOR

                           QUARTER ENDED MARCH 31, 1995

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
                                                            (for electronic
                                                             purposes only)





                                       - 1 -
                                                                      /2

                                    PART I - FINANCIAL INFORMATION



                                         IONICS, INCORPORATED
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)
                           (Amounts in thousands, except earnings per share)

                                                             Three Months Ended
                                                                  March 31,
                                                               1995       1994
       Net revenue:
         Membranes and related equipment                     $28,856    $28,534
         Water, food and chemical supply                      15,753     12,898
         Consumer products                                    12,264     11,603
                                                              56,873     53,035
       Costs and expenses:
         Cost of membranes and related equipment              21,555     22,262
         Cost of water, food and chemical supply              10,432      8,515
         Cost of consumer products                             6,694      6,561
         Research and development                                811        803
         Selling, general and administrative                  11,507     10,250
                                                              50,999     48,391
       Income from operations                                  5,874      4,644
       Interest income                                           237        233
       Equity income                                             143        118

       Income before income taxes                              6,254      4,995

       Provision for income taxes                              2,126      1,598
       Net income                                            $ 4,128    $ 3,397

       Earnings per share                                    $   .29    $   .24

       Shares used in earnings per
         share calculations                                   14,429     14,140


       The accompanying notes are an integral part of these financial statements.






                                                  -2-
                                                                                    /3

                                   IONICS, INCORPORATED
                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                     (Dollars in thousands, except per share amounts)

                                                                   March 31,  December 31,
                                                                     1995         1994
       ASSETS
       Current assets:
         Cash and cash equivalents                                 $ 11,473     $ 14,966
         Short-term investments                                       4,959        5,617
         Notes receivable, current                                    2,994        3,126
         Accounts receivable                                         52,255       61,675
         Receivables from affiliated companies                        1,688        2,170
         Inventories:
           Raw materials                                             11,001       11,088
           Work in process                                            5,778        5,964
           Finished goods                                             2,599        2,353
                                                                     19,378       19,405
         Other current assets                                         6,490        6,518
              Total current assets                                   99,237      113,477
       Notes receivable, long-term                                    5,327        5,246
       Investments in affiliated companies                            5,549        5,419
       Property, plant and equipment:
         Land                                                         2,587        2,584
         Buildings                                                   24,806       23,621
         Machinery and equipment                                    160,081      148,881
         Other, including furniture, fixtures and vehicles           22,797       22,122
                                                                    210,271      197,208
         Less accumulated depreciation                              (77,727)     (73,115)
                                                                    132,544      124,093
       Other assets                                                  31,780       28,929
              Total assets                                         $274,437     $277,164

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Notes payable and current portion
           of long-term debt                                       $    239     $    370
         Accounts payable                                            22,014       30,317
         Customer deposits                                            4,138        4,959
         Accrued commissions                                          1,650        1,852
         Accrued expenses                                            15,440       15,407
         Taxes on income                                              2,004        1,972
              Total current liabilities                              45,485       54,877
       Long-term debt and notes payable                                  91           99
       Deferred income taxes                                          4,135        2,928
       Other liabilities                                                596          650
       Stockholders' equity:
         Common stock, par value $1, 30,000,000 authorized shares;
         issued: 14,015,899 in 1995 and 13,989,896 in 1994           14,016       13,990
         Additional paid-in capital                                 125,962      125,529
         Retained earnings                                           88,155       84,027
         Cumulative translation adjustments                          (4,003)      (4,936)
              Total stockholders' equity                            224,130      218,610
              Total liabilities and stockholders' equity           $274,437     $277,164

       The accompanying notes are an integral part of these financial statements.


                                               -3-
                                                                                  /4

                                    IONICS, INCORPORATED
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                   (Dollars in thousands)
                                                                    Three Months Ended
                                                                          March 31,
                                                                      1995        1994
       Operating activities:
         Net income                                                 $  4,128    $  3,397
         Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                              4,955       4,258
            Provision for losses on accounts and notes receivable        322         149
            Changes in assets and liabilities:
               Notes receivable                                           24         (87)
               Accounts receivable                                     9,567       1,860
               Inventories                                                18      (1,248)
               Other current assets                                       77      (1,576)
               Investments in affiliates                                (130)       (111)
               Accounts payable and accrued expenses                  (9,290)       (284)
               Income taxes                                            1,609       1,199
               Other                                                      (6)         (9)
                  Net cash provided by operating activities           11,274       7,548
       Investing activities:
         Additions to property, plant and equipment                  (12,667)     (6,592)
         Sale of short-term investments                                  672       6,226
         Purchase of long-term investments                            (3,000)        -
         Payment for Ionics RCC acquisition                              -       (11,000)
                  Net cash used by investing activities              (14,995)    (11,366)
       Financing activities:
         Principal payments on current debt                             (152)       (302)
         Proceeds from issuance of current debt                          -           179
         Proceeds from stock option plans                                459         118
                  Net cash provided (used) by financing activities       307          (5)
       Effect of exchange rate changes on cash                           (79)        168
       Net change in cash and cash equivalents                        (3,493)     (3,655)
       Cash and cash equivalents at beginning of period               14,966      21,534
       Cash and cash equivalents at end of period                   $ 11,473    $ 17,879

       The accompanying notes are an integral part of these financial statements.
                                             -4-                                  /5

                               IONICS, INCORPORATED

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1995 and December 31, 1994, the consolidated results of its operations for the three months ended March 31, 1995 and 1994 and the consolidated cash flows for the three months then ended.


           2. The consolidated results of operations of the Company for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results of operations to be expected for the full year.


           3. Reference is made to the Notes to Consolidated Financial Statements appearing in the Company's 1994 Annual Report as filed on Form 10-K with the Securities and Exchange Commission. There have been no significant changes in the information reported in those Notes, other than from the normal business activities of the Company, and there have been no changes which would, in the opinion of Management, have a materially adverse effect upon the Company.


           4. Certain prior year amounts have been reclassified to conform to the current year presentation with no impact on net income.


           5. At the Annual Meeting on May 4, 1995, the stockholders approved the 1994 Restricted Stock Plan (the "1994 Plan"). The purpose of the 1994 Plan is to increase stock ownership among officers and other key employees of the Company.















                                        -5-
                                                                         /6

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION




       Results of Operations

       Comparison of the Three Months Ended March 31, 1995 with the Three Months Ended March 31, 1994

       Revenues for the first quarter of 1995 increased 7.2% to $56.9 million from $53.0 million in 1994. The largest growth was in the Water, Food and Chemical Supply segment due to continuing improvement in the Company's own and operate and service businesses.

       Consumer Product revenues increased as higher revenues from bottled water and home water products more than offset seasonal softness in certain other consumer products, particularly windshield wash.
       Bottled water revenues increased at existing locations as well as through the opening of a new distribution facility in Charlotte, North Carolina. Home water product sales increased through expansion of the independent dealer base as well as through increased sales by the existing distribution network.

       Revenues from the Membranes and Related Equipment segment reflected increased spare parts sales, continuing strength in the sale of ultrapure water systems, particularly to the semiconductor industry, and revenues from zero liquid discharge systems which offset lower sales of traditional capital equipment.

       Cost of sales as a percentage of revenues was 68.0% in 1995 and 70.4% in 1994. Decreases in cost of sales as a percentage of revenues occurred in both the Membranes and Related Equipment and Consumer Products segments while the percentage for the Water, Food and Chemical Supply segment was unchanged. The improvement in the Membranes and Related Equipment segment resulted from a more favorable mix between capital equipment and spare parts revenues and among individual capital equipment jobs. The improvement in the Consumer Products segment also resulted from an overall improvement in product mix.

       Operating expenses as a percentage of revenues were 21.7% in the first quarter of 1995, up from 20.8% in the first quarter of 1994. This increase was due to higher selling and other related expenses primarily associated with a different mix of sales between equipment and consumer products. Sales of equipment contributed to the increase as a percentage of revenues due to a different mix between products and distribution channels. Within Consumer Products, the increase reflected increased start-up costs of new locations.

       Interest income increased slightly, despite lower average cash and investment balances, due to an increase in average interest rates.



                                        -6-
                                                                         /7

       Financial Condition

       Working capital decreased $4.8 million during the first three months of 1995, while the Company's current ratio increased to 2.2 at March 31, 1995 from 2.1 at December 31, 1994. Cash provided from net income, depreciation and a reduction in accounts receivable totaled $18.7 million in the first three months of 1995 while the primary uses of cash were for payment of accounts payable, additions to property, plant and equipment and the purchase of long-term investments. Significant capital expenditures were made for bleach manufacturing operations, bottled water operations, trailers and other "own and operate" facilities.

       At March 31, 1995, the Company had $19.4 million in cash and investments (including $3.0 million of U.S. government securities included in other assets), a decrease of $1.2 million from December 31, 1994. The Company believes that its cash and investments, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.





































                                        -7-
                                                                         /8

                            PART II - OTHER INFORMATION



       Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

            Exhibit 11- Computation of Earnings Per Share (included on Page 11 of this report).

       (b)  Reports on Form 8-K

            No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1995.

            All other items reportable under Part II have been omitted as inapplicable or because the answer is negative, or because the information was previously reported to the Securities and Exchange Commission.




































                                        -8-
                                                                         /9

                                  SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        IONICS, INCORPORATED



       Date:   May 12, 1995        By: /s/Arthur L. Goldstein
                                        Arthur L. Goldstein
                                        Chairman and Chief Executive Officer
                                        (duly authorized officer)



       Date:   May 12, 1995        By: /s/Robert J. Halliday
                                        Robert J. Halliday
                                        Vice President, Finance and
                                        Accounting (chief financial officer)






























                                        -9-
                                                                         /10





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
                                                                  (for electronic
                                                                   purposes only)









































                                         -10-
                                                                              /11