Form 10-Q
period 1995-06-30
IONICS INC
filed 1995-08-09
CIK 52466

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995

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

          Class                     Outstanding at June 30, 1995
 Common Stock, Par Value $1               14,049,271 Shares
                                                                  /1






                        IONICS, INCORPORATED

                            FORM 10-Q FOR

                     QUARTER ENDED JUNE 30, 1995

                                INDEX




                                                             Page No.

Part I  - Financial Information

          Consolidated Statements of Operations                  2

          Consolidated Balance Sheets                            3

          Consolidated Statements of Cash Flows                  4

          Notes to Consolidated Financial Statements             5

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition                  6


Part II - Other Information                                      8

          Signatures                                            10

          Exhibit Index                                         11

          Exhibit 11 - Computation of Earnings Per Share        12

          Exhibit 27 - Financial Data Schedule         (for electronic
                                                        purposes only)







                                - 1 -
                                                             /2


                             PART I - FINANCIAL INFORMATION

                                  IONICS, INCORPORATED
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                    (Amounts in thousands, except per share amounts)

                                           Three Months Ended     Six
Months Ended
                                                June 30,               June
30,
                                             1995       1994       1995
1994
Net revenue:
  Membranes and related equipment          $29,204    $25,800    $ 58,060
$ 54,334
  Water, food and chemical supply           14,816     13,061      30,569
25,959
  Consumer products                         12,522     10,967      24,786
22,570
                                            56,542     49,828     113,415
102,863
Costs and expenses:
  Cost of membranes and related equipment   21,113     19,283      42,668
41,545
  Cost of water, food and chemical supply    9,912      8,755      20,344
17,270
  Cost of consumer products                  6,719      5,901      13,413
12,462
  Research and development                     855        857       1,666
1,660
  Selling, general and administrative       11,332     10,211      22,839
20,461
                                            49,931     45,007     100,930
93,398
Income from operations                       6,611      4,821      12,485
9,465
Interest income                                267        296         504
529
Equity income                                  104        151         247
269

Income before income taxes                   6,982      5,268      13,236
10,263
Provision for income taxes                   2,364      1,686       4,490
3,284
Net income                                 $ 4,618    $ 3,582    $  8,746
$  6,979

Earnings per share                         $   .32    $   .25    $    .61
$    .49
Shares used in earnings per
 share calculations                         14,476     14,130      14,453
14,134

The accompanying notes are an integral part of these financial statements.


                                         -2-
									/3


                            IONICS, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                  (Dollars in thousands, except par value)
                                                            June 30,
December 31,
                                                              1995
1994
ASSETS
Current assets:
  Cash and cash equivalents                                 $  6,275     $
14,966
  Short-term investments                                       7,485
5,617
  Notes receivable, current                                    3,080
3,126
  Accounts receivable                                         55,455
61,675
  Receivables from affiliated companies                        1,333
2,170
  Inventories:
    Raw materials                                             11,752
11,088
    Work in process                                            5,200
5,964
    Finished goods                                             2,276
2,353
                                                              19,228
19,405
  Other current assets                                         7,228
6,518
       Total current assets                                  100,084
113,477
Notes receivable, long-term                                    5,470
5,246
Investments in affiliated companies                            5,334
5,419
Property, plant and equipment:
  Land                                                         2,559
2,584
  Buildings                                                   25,105
23,621
  Machinery and equipment                                    173,935
148,881
  Other, including furniture, fixtures and vehicles           24,031
22,122
                                                             225,630
197,208
  Less accumulated depreciation                              (82,353)
(73,115)
                                                             143,277
124,093
Other assets                                                  28,502
28,929
       Total assets                                         $282,667
$277,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion
    of long-term debt                                       $  2,547     $
370
  Accounts payable                                            22,053
30,317
  Customer deposits                                            4,445
4,959
  Accrued commissions                                          1,693
1,852
  Accrued expenses                                            15,521
15,407
  Taxes on income                                              1,861
1,972
       Total current liabilities                              48,120
54,877
Long-term debt and notes payable                                  84
99
Deferred income taxes                                          4,202
2,928
Other liabilities                                                734
650
Stockholders' equity:
  Common stock, par value $1, 30,000,000 authorized shares;
  issued: 14,049,271 in 1995 and 13,989,896 in 1994           14,049
13,990
  Additional paid-in capital                                 126,755
125,529
  Retained earnings                                           92,773
84,027
  Cumulative translation adjustments                          (3,528)
(4,936)
  Unearned compensation                                         (522)
-
       Total stockholders' equity                            229,527
218,610
       Total liabilities and stockholders' equity           $282,667
$277,164

The accompanying notes are an integral part of these financial statements.

                                        -3-
                                                                           /
4


                                  IONICS, INCORPORATED
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                 (Dollars in thousands)
                                                               Six Months
Ended
                                                                    June
30,
                                                               1995
1994
Operating activities:
  Net income                                                 $  8,746    $
6,979
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              9,931
9,073
     Provision for losses on accounts and notes receivable        377
238
     Changes in assets and liabilities:
        Notes receivable                                          (82)
(68)
        Accounts receivable                                     6,786
4,736
        Inventories                                               122
(1,884)
        Other current assets                                     (562)
(1,706)
        Investments in affiliates                                  85
(43)
        Accounts payable and accrued expenses                  (8,937)
4,696
        Income taxes                                            1,281
1,446
        Other                                                     (88)
115
           Net cash provided by operating activities           17,659
23,582
Investing activities:
  Additions to property, plant and equipment                  (27,445)
(15,422)
  Purchase of investments                                      (3,000)
-
  Sale of investments                                           1,203
1,327
  Payment for Resources Conservation Company acquisition          -__
(11,000)
           Net cash used by investing activities              (29,242)
(25,095)
Financing activities:
  Principal payments on current debt                          (12,165)
(320)
  Proceeds from issuance of current debt                       14,322
10
  Principal payments on long-term debt                            -
(247)
  Proceeds from stock option plans                                763
300
           Net cash provided by financing activities            2,920
(257)
Effect of exchange rate changes on cash                           (28)
328
Net change in cash and cash equivalents                        (8,691)
(1,442)
Cash and cash equivalents at beginning of period               14,966
21,534
Cash and cash equivalents at end of period                   $  6,275    $
20,092

The accompanying notes are an integral part of these financial statements.

                                      -4-






                        IONICS, INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1995 and December 31, 1994, the consolidated results of its operations for the three and six months ended June 30, 1995 and 1994 and the consolidated cash flows for the six months then ended.


    2. The consolidated results of operations of the Company for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results of operations to be expected for the full year.


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












                                 -5-
                                                                  /6



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Comparison of the Three and Six Months Ended June 30, 1995 with the Three and Six Months Ended June 30, 1994

Revenues for the second quarter of 1995 increased 13.5% to $56.5 million from $49.8 million in 1994. Revenues for the six-month period increased 10.3% to $113.4 million from $102.9 million in the comparable period in 1994. Revenues were higher in all three business segments for both the three and six-month periods. The largest increase in revenues for the second quarter was in the Membranes and Related Equipment segment, while the largest increase in revenues in the six-month period was in the Water, Food and Chemical Supply segment.

Revenues from the Membranes and Related Equipment segment grew in both the second quarter and the six-month period with increased sales of spare parts and traditional capital equipment. In addition, during the six-month period this segment experienced continuing strength in the sale of ultrapure water systems, particularly to the semiconductor industry, and higher revenues from zero liquid discharge systems.

Revenues from the Water, Food and Chemical Supply segment increased in both periods due to continuing growth in the Company's own and operate and service businesses. Consumer Products revenues increased in both the second quarter and the six-month period with higher revenues from bottled water and home water products. During the six-month period, these increases were partially offset by softness, experienced during the first quarter of 1995, in sales of certain other consumer products, particularly windshield wash.

Cost of sales as a percentage of revenues for the second quarter was 66.8% in 1995 and 68.1% in 1994. For the six-month period, cost of sales as a percentage of revenues was 67.4% in 1995 and 69.3% in 1994. The most significant improvement occurred during both periods in the Membranes and Related Equipment segment due to a more favorable mix between capital equipment and spare parts revenues and to a decrease in manufacturing overhead costs as a percentage of revenues resulting from increased sales of capital equipment.

Improvement during both periods in cost of sales as a percentage of revenues in the Consumer Products segment resulted from an overall improvement in product mix. Cost of sales as a percentage of revenues remained substantially consistent during both periods in the Water, Food and Chemical Supply segment.

                                 -6-
                                                                  /7




Operating expenses as a percentage of revenues decreased during the second quarter to 21.6% in 1995 from 22.2% in 1994 due to higher absorption of relatively fixed operating expenses by increased sales volume. For the six-month period, operating expenses as a percentage of revenues of 21.6% in 1995 remained substantially consistent with 1994.

Interest income decreased during both the second quarter and the six-month period as lower average cash and invested balances were partially offset by higher average interest rates.

Financial Condition

Working capital decreased by $6.6 million during the first six months of 1995 while the current ratio remained consistent at 2.1 as of both June 30, 1995 and December 31, 1994. Cash provided from net income, depreciation and collection of accounts receivable totaled $25.5 million during the first six months of 1995 while the primary uses of cash were for additions to property, plant and equipment and for payment of accounts payable. Significant capital expenditures were incurred to support growth in the bottled water operations, bleach operations, trailers and other "own and operate" facilities.

At June 30, 1995, the Company had $13.8 million in cash and short-term investments, a decrease of $6.8 million from December 31, 1994. The Company believes that its cash and short-term investments, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.



















                                 -7-
                                                                  /8





                     PART II - OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held on May 4, 1995.

(b) William L. Brown, Robert B. Luick, John J. Shields and Allen S. Wyett were each re-elected as a Class III Director for a three-year term. Continuing as Class II Directors until the 1997 Annual Meeting are Arnaud de Vitry d'Avaucourt, Kachig Kachadurian, William E. Katz and Mark S. Wrighton. Continuing as Class I Directors until the 1996 Annual Meeting are Lawrence E. Fouraker, Samuel A. Goldblith, Arthur L. Goldstein, and Carl S. Sloane.

     The tabulation of votes for all nominees is as follows:

          Votes for:            10,990,372
          Votes withheld:       61,535

(c)  The other matters submitted for stockholder approval were:

     (i)  Approval of the Corporation's 1994 Restricted Stock Plan.

          Votes for:            9,751,892
          Votes against:        1,168,855
          Abstentions and
           broker non-votes:    131,162

     (ii) the selection of Coopers & Lybrand as the Company's auditors for 1995:

          Votes for:            10,920,266
          Votes against:        45,340
          Abstentions and
           broker non-votes:    36,303









                                 -8-
                                                                  /9




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11- Computation of Net Earnings Per Share (included on Page 12 of this report).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1995.

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



                                       IONICS, INCORPORATED



Date:   August 9, 1995         By: /s/Arthur L. Goldstein
                                         Arthur L. Goldstein
                                         Chairman and
                                         Chief Executive Officer
                                         (duly authorized officer)



Date:   August 9, 1995         By: /s/Robert J. Halliday
                                         Robert J. Halliday
                                         Vice President of Finance
                                         (chief financial officer)



















                                -10-
                                                                  /11








                            EXHIBIT INDEX



Exhibit                                                         Page

11. Computation of Earnings Per Share                            13

27. Financial Data Schedule                               (for electronic
                                                           purposes only)


































                                  -11-
                                                            /12