Form 10-Q
period 1995-09-30
IONICS INC
filed 1995-11-14
CIK 52466

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1995

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

          Class                    Outstanding at September 30, 1995
Common Stock, Par Value $1                  14,137,517 Shares

/1







                        IONICS, INCORPORATED

                            FORM 10-Q FOR

                  QUARTER ENDED SEPTEMBER 30, 1995

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
                                                           (for electronic
                                                            purposes only)

                                   - 1 -
/2


                             PART I - FINANCIAL INFORMATION



                                  IONICS, INCORPORATED
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                    (Amounts in thousands, except per share amounts)

                                           Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                             1995       1994       1995       1994
Net revenue:
  Membranes and related equipment          $32,209    $29,852    $ 90,269   $ 84,186
  Water, food and chemical supply           15,971     13,720      46,540     39,679
  Consumer products                         14,768     12,878      39,554     35,448
                                            62,948     56,450     176,363    159,313
Costs and expenses:
  Cost of membranes and related equipment   23,759     22,746      66,427     64,291
  Cost of water, food and chemical supply   10,913      9,161      31,257     26,431
  Cost of consumer products                  8,571      7,197      21,984     19,659
  Research and development                     856        808       2,522      2,468
  Selling, general and administrative       11,405     10,861      34,244     31,322
                                            55,504     50,773     156,434    144,171
Income from operations                       7,444      5,677      19,929     15,142
Interest income                                243        278         747        807
Equity income                                  170        180         417        449

Income before income taxes                   7,857      6,135      21,093     16,398

Provision for income taxes                   2,576      1,963       7,066      5,247
Net income                                 $ 5,281    $ 4,172    $ 14,027   $ 11,151

Earnings per share                         $   .36    $   .29    $    .97   $    .79
Shares used in earnings per
  share calculations                        14,698     14,190      14,535     14,154

The accompanying notes are an integral part of these financial statements.

                                    -2-
/3


                           IONICS, INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
               (Amounts in thousands, except share amounts)
                                                         September 30, December 31,
                                                             1995          1994
ASSETS
Current assets:
  Cash and cash equivalents                                $  6,426     $ 14,966
  Short-term investments                                      4,665        5,617
  Notes receivable, current                                   3,507        3,126
  Accounts receivable                                        66,632       61,675
  Receivables from affiliated companies                       1,501        2,170
  Inventories:
    Raw materials                                            12,528       11,088
    Work in process                                           6,793        5,964
    Finished goods                                            1,813        2,353
                                                             21,134       19,405
  Other current assets                                        7,090        6,518
       Total current assets                                 110,955      113,477
Notes receivable, long-term                                   5,541        5,246
Investments in affiliated companies                           4,932        5,419
Property, plant and equipment:
  Land                                                        2,616        2,584
  Buildings                                                  25,824       23,621
  Machinery and equipment                                   180,818      148,881
  Other, including furniture, fixtures and vehicles          25,124       22,122
                                                            234,382      197,208
  Less accumulated depreciation                             (86,245)     (73,115)
                                                            148,137      124,093
Other assets                                                 29,107       28,929
       Total assets                                        $298,672     $277,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion
    of long-term debt                                      $  5,527     $    370
  Accounts payable                                           27,037       30,317
  Customer deposits                                           3,808        4,959
  Accrued commissions                                         1,795        1,852
  Accrued expenses                                           16,706       15,407
  Taxes on income                                             1,635        1,972
       Total current liabilities                             56,508       54,877
Long-term debt and notes payable                                 85           99
Deferred income taxes                                         4,906        2,928
Other liabilities                                               800          650
Stockholders' equity:
  Common stock, par value $1, 30,000,000 authorized shares;
  issued: 14,137,517 in 1995 and 13,989,896 in 1994          14,138       13,990
  Additional paid-in capital                                128,282      125,529
  Retained earnings                                          98,054       84,027
  Cumulative translation adjustments                         (3,606)      (4,936)
  Unearned compensation                                        (495)         -
       Total stockholders' equity                           236,373      218,610
       Total liabilities and stockholders' equity          $298,672     $277,164

The accompanying notes are an integral part of these financial statements.
                                    -3-
/4


                                IONICS, INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                               (Dollars in thousands)
                                                              Nine Months Ended
                                                                 September 30,
                                                               1995        1994
Operating activities:
  Net income                                                 $ 14,027    $ 11,151
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                             15,081      14,512
     Provision for losses on accounts and notes receivable        468         378
     Changes in assets and liabilities:
        Notes receivable                                         (583)       (465)
        Accounts receivable                                    (4,593)     (1,034)
        Inventories                                            (1,736)     (3,495)
        Other current assets                                     (495)     (1,543)
        Investments in affiliates                                 487        (216)
        Accounts payable and accrued expenses                  (3,862)      6,085
        Income taxes                                            1,770        (113)
        Other                                                    (756)        288
           Net cash provided by operating activities           19,808      25,548
Investing activities:
  Additions to property, plant and equipment                  (37,425)    (27,926)
  Purchase of investments                                      (3,000)        -
  Sale of investments                                           4,047       8,270
  Payment for Resources Conservation Company acquisition          -       (11,000)
           Net cash used by investing activities              (36,378)    (30,656)
Financing activities:
  Principal payments on current debt                          (12,172)       (260)
  Proceeds from issuance of current debt                       17,303         162
  Proceeds from stock option plans                              2,901         825
           Net cash provided by financing activities            8,032         727
Effect of exchange rate changes on cash                            (2)        345
Net change in cash and cash equivalents                        (8,540)     (4,036)
Cash and cash equivalents at beginning of period               14,966      21,534
Cash and cash equivalents at end of period                   $  6,426    $ 17,498

The accompanying notes are an integral part of these financial statements.
                                    -4-
/5





                        IONICS, INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





    1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1995 and December 31, 1994, the consolidated results of its operations for the three and nine months ended September 30, 1995 and 1994 and the consolidated cash flows for the nine months then ended.

    2. The consolidated results of operations of the Company for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results of operations to be expected for the full year.

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


















                                    -5-
/6




               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Comparison of the Three and Nine Months Ended September 30, 1995 with the Three and Nine Months Ended September 30, 1994

Revenues for the third quarter of 1995 increased 11.5% to $62.9 million from $56.5 million in 1994. Revenues for the nine-month period increased 10.7% to $176.4 million from $159.3 million in the comparable period in 1994. Revenues were higher in all three business segments for both the three and nine-month periods. The largest increase in revenues for the third quarter was in the Membranes and Related Equipment segment, while the largest increase in revenues in the nine-month period was in the Water, Food and Chemical Supply segment.

Revenues from the Membranes and Related Equipment segment grew in both the third quarter and the nine-month period with increased sales of capital equipment, including equipment for water desalination and treatment, wastewater treatment and zero liquid discharge. Sales of spare parts also increased during both periods.

Revenues from the Water, Food and Chemical Supply segment increased in both periods due to continued growth in the Company's own and operate and service businesses. Consumer Products revenues increased in both the third quarter and the nine-month period with higher revenues from bottled water and home water products. These increases were partially offset by softness in sales of certain other consumer products, particularly automobile windshield wash solution.

Cost of sales as a percentage of revenues for the third quarter was 68.7% in 1995 and 69.3% in 1994. For the nine-month period, cost of sales as a percentage of revenues was 67.9% in 1995 and 69.3% in 1994. Improvement occurred during both periods in the Membranes and Related Equipment segment due to a more favorable mix between capital equipment and spare parts revenues and to a decrease in manufacturing overhead costs as a percentage of revenues resulting from increased sales of capital equipment.

Cost of sales increased as a percentage of revenues in the Consumer Products segment for the third quarter but remained substantially consistent for the nine-month period. The increase resulted from variability in certain product costs (particularly methanol), price pressure related to certain products and a change in the mix of products sold. The increase in cost of sales as a percentage of revenues in the Water, Food and Chemical Supply segment during the third quarter reflected different prices associated with the mix of "own and operate" contracts.


                                 -6-
/7





Operating expenses as a percentage of revenues decreased during the third quarter to 19.5% in 1995 from 20.7% in 1994. For the nine-month period, operating expenses as a percentage of revenues decreased to 20.8% in 1995 from 21.2% in 1994. These reductions resulted primarily from higher absorption of relatively fixed operating expenses by increased sales volume.

Interest income decreased during both the third quarter and the nine-month period due primarily to lower average cash and invested balances.

Financial Condition

Working capital decreased by $4.2 million during the first nine months of 1995 while the current ratio decreased slightly to 2.0 at September 30, 1995 from 2.1 at December 31, 1994. Cash provided from net income, depreciation and net short-term borrowings totaled $34.2 million during the first nine months of 1995 while the primary uses of cash were for additions to property, plant and equipment, an increase in accounts receivable and payment of accounts payable. Significant capital expenditures were incurred to support growth in the bottled water operations, bleach operations, water purification trailers and other "own and operate" facilities.

At September 30, 1995, the Company had $11.1 million in cash and short-term investments, a decrease of $9.5 million from December 31, 1994. The Company believes that its cash and short-term investments, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.

On November 2, 1995, the Company acquired substantially all of the assets and certain liabilities of the Ahlfinger Water Company, based in Dallas, Texas, and the real estate on which the business is conducted, in exchange for approximately $5.9 million in common stock.
















                                    -7-
/8





                        PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11 - Computation of Earnings Per Share (included on Page 11 of this report).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1995.

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



                                 IONICS, INCORPORATED



Date:   November 14, 1995        By: /s/Arthur L. Goldstein
                                     Arthur L. Goldstein
                                     Chairman and Chief Executive Officer
                                     (duly authorized officer)



Date:   November 14, 1995        By: /s/Robert J. Halliday
                                     Robert J. Halliday
                                     Vice President, Finance
                                     (chief financial officer)


























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