Form 10-K405
period 1995-12-31
IONICS INC
filed 1996-03-29
CIK 52466

FORM 10-K

              SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC 20549

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [X]
1/



State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value of the voting stock held by non-affiliates as of March 15, 1996 was $585,000,113 (14,355,831 shares at $40.75 per share) (includes shares owned by a trust for the indirect benefit of a non-employee director, and by a trust for the indirect benefit of a spouse of a non-employee director).


          (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 15, 1996, 14,961,285 shares of Common Stock, $1 par value, were issued and outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of 1995 Annual Report to Stockholders     Parts I, II
                                                        and IV

Portions of Definitive Proxy Statement for
the Annual Meeting of Stockholders to be held
on May 2, 1996                                     Part III






















2/





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

     The Company's business activities are divided into three segments: Membranes and Related Equipment, Water, Food and Chemical Supply, and Consumer Products, which in 1995 accounted for approximately 52%, 26% and 22% of revenues, respectively. Approximately 39% of the Company's 1995 revenues were derived from foreign sales or operations. Since 1985, the Company has pursued a strategy of expanding beyond its traditional focus of selling desalination plants and equipment by owning and operating its own equipment to produce and sell water, food and chemicals. In 1995, the Water, Food and Chemical Supply and Consumer Products business segments accounted for 63% of the Company's earnings before interest and taxes.

     Over forty years ago, the Company pioneered the development of the ion-exchange membrane and the electrodialysis process. Since that time, the Company has expanded its separations technology base to include a number of membrane and non-membrane-based separations processes which the Company refers to as "The Ionics ToolboxSM." These separations processes include electrodialysis reversal (EDR), reverse osmosis (RO), ultrafiltration (UF) and microfiltration (MF), electrodeionization (EDI), electrolysis, ion-exchange, carbon adsorption, and thermal processes such as evaporation and crystallization, as well as solvent extraction and recovery processes. The Company believes that it is the world's leading manufacturer of ion-exchange membranes and of membrane-based systems for the desalination of water.

     The Company was incorporated in Massachusetts in 1948.
The Company's principal executive offices are located at 65
Grove Street, Watertown, Massachusetts 02172.

3/

Financial Information About Business Segments

     The information contained in Note 14 of Notes to Consolidated Financial Statements contained in the Company's
Annual Report to Stockholders for the year ended December 31, 1995 is incorporated herein by reference.

Membranes and Related Equipment

     The Company's Membranes and Related Equipment business segment, which accounted for approximately 52% of revenues in 1995 and provides membrane-based and other advanced technology systems to the municipal and industrial markets, is divided into three market areas: desalination and related water treatment equipment; wastewater treatment equipment; and ultrapure water equipment.

     1.  Desalination and Related Water Treatment Equipment

     Opportunities for the sale of desalination and related water treatment equipment arise from changes in the needs of people and municipalities, from industrial shifts and growth, and from a need to avert environmental concerns. With less than 1% of the total water on the planet fresh and usable, desalination has played an important role in creating new water sources.

     The Company sells a wide spectrum of products and systems to serve this market which utilize technologies including electrodialysis reversal, ion exchange, electrodeionization, reverse osmosis, ultrafiltration and carbon adsorption. Depending on the customers needs, the Company provides standardized versions of systems utilizing one or more of the technologies mentioned or can supply complete turnkey plants that may include standardized models as well as peripheral water treatment equipment, complete engineering services, process and equipment design, project engineering, commissioning, operator training and field service.









4/

     2. Wastewater Treatment Equipment

     The market for wastewater treatment, recycle and reuse has shown significant growth as world demand for water of specified quality continues to increase and as regulations limiting waste discharges to the environment continue to mount. The wastewater market is increasingly driven by the concept of Total Water ManagementSM, which involves the recognition that the water streams which enter, leave or become part of a process can be managed to achieve overall economic efficiencies. Ionics services the wastewater market with brine concentrators and crystallizers, traditional wastewater treatment equipment, special electrodialysis reversal membrane-based concentrators for recycle and reuse, and pollution-monitoring analyzers for measurement of water contaminants.

     The Company designs, engineers and constructs brine concentrators, evaporators and crystallizers which are used to clean, recover and recycle wastewater, particularly in zero liquid discharge industrial uses. Such systems may also incorporate electrodialysis reversal membrane systems as preconcentrators. Ionics also holds an exclusive license for a patented solvent extraction technology known as B.E.S.T. (Basic Extraction Sludge Technology), which separates contaminated sludges, sediments and soils into oil, water and solids and has potential use for cleanup of toxic organic materials at contaminated sites.

     Ionics also designs, engineers and constructs customized systems for industrial wastewater customers which may include conventional treatment systems as well as advanced separation technologies such as electrodialysis reversal, reverse osmosis, electrolysis and microfiltration. Typical industrial customers are power stations, chemical and petrochemical plants, metal-working and automobile factories, textile manufacture and a variety of other industrial applications. The Company also provides custom and packaged sewage treatment systems for municipalities.

     The Company sells instruments to measure water quality for industrial and government customers. The products which are used both in the laboratory and on-line measure total carbon, total organic carbon, chemical oxygen demand and total oxygen demand. The Company also sells instruments for measurement of dissolved metals which are sensitive to the part-per-billion range and specific chemical analyzers for ammonia, phosphates, nitrates and chlorine.



5/

     3. Ultrapure Water Equipment

     Ultrapure water, which has been purified by a series of processes to the degree that remaining impurities are measured in parts per billion or trillion, is required by the semiconductor industry and for other specialized industrial uses. The demand for technologically advanced ultrapure water equipment and systems has increased as the industries which use ultrapure water have become more knowledgeable about their quality requirements. The semiconductor industry in particular has increasingly demanded higher purity water as the circuits on silicon wafers have become more densely packed.

     The recent increasing worldwide demand for computer chips has sparked a worldwide boom in the construction of fabrication facilities and the associated need for ultrapure water equipment. The Company supplies sophisticated ultrapure water systems to the semiconductor, electronics and power industries which utilize a combination of electrodialysis reversal, ion exchange, electrodeionization, reverse osmosis and ultrafiltration technologies. These systems are either trailer-mounted or land-based and vary from standardized modules to large multimillion dollar systems depending on the customer's requirements.

Water, Food and Chemical Supply

     The Water, Food and Chemical Supply business segment accounted in 1995 for approximately 26% of the Company's revenues (commencing in 1994, revenues from the sale of bleach and bleach-based cleaning products for the consumer market have been moved from this segment to the Consumer Products segment. As a result, certain prior year amounts in the financial statements have been reclassified to conform to the current year's presentation). The Company's strategy is to sell, where appropriate, water, food products and chemicals produced by its membrane-based equipment, rather than selling the equipment itself. The water, food and chemical supply business segment can be divided into four market areas: ultrapure water supply; municipal water supply; chemical supply; and food processing.









6/

     1. Ultrapure Water Supply

     In industries such as power generation, semiconductors, pharmaceuticals and biotechnology, ultrapure water (water in which the impurities have been reduced to concentrations as low as several parts per billion) is critical to product quality and yield. In the electric power industry, ultrapure boiler feedwater minimizes corrosion, inefficiency and downtime in steam boilers and turbines. Depending on the composition and quantity of the impurities to be removed or treated, any one of several membrane separations methods can be utilized to provide ultrapure water to the customer. Ionics has pioneered in the application of three membrane technologies (EDR, RO and UF) combined together in a mobile system called the "triple membrane" trailer, which the Company believes to be the most advanced technology used in the commercial processing of ultrapure water. Ionics provides ultrapure water services and the production and sale of ultrapure water from trailer-mounted units at the customer sites.

     Ionics has also commercially implemented its new electrodeionization (EDI) technology in the production of ultrapure water. EDI is a continuous, electrically driven, membrane-based water purification process which produces ultrapure water without the use of the strong chemical regenerants, such as sulfuric acid and caustic soda, which are commonly required. The Company's new TMT-II trailers utilize a combination of EDI, RO and UF technologies to produce ultrapure water.

     At the end of 1995, the Company had a total capacity, installed or under construction, of approximately 9,000 gallons per minute for the production of ultrapure water under long-term contracts with various industries.

     In January 1996, the Company acquired Apollo Ultrapure Water Systems, Inc., based in Pico Rivera, California, just outside of Los Angeles. This acquisition will permit the Company to provide additional resources to service the growing Southern California ultrapure water market.

     The Company serves the ultrapure water market from its headquarters facilities in Watertown, Massachusetts, through the Ionics Pure Solutions division in Phoenix, Arizona, the Ionics Ahlfinger Water Company division in Dallas, Texas; and through the following subsidiaries: Ionics Apollo Ultrapure Water Systems, Inc., Pico Rivera, California; Ionics Ultrapure Water Corporation, Campbell, California; Ionics (U.K.) Limited, London, England; Ionics Italba, S.p.A., Milan, Italy; and Eau et Industrie, Paris, France.


7/

     2. Municipal Water Supply

     Ionics' position in water supply as a seller of purified or treated water has evolved from its traditional role as a supplier of water treatment equipment. In certain situations, opportunities are available for the Company to provide a complete service package involving financing, construction, operation and maintenance of water treatment facilities.

     Ionics, through its wholly owned subsidiary, Ionics Iberica, S.A., owns and operates a 5.5 million gallon per day capacity brackish water EDR facility and an RO seawater facility on Grand Canary Island, Spain. Under long-term contracts, the Company is selling the desalted water from both facilities to the local water utility for distribution. In 1995, the Company contracted with the water utility to expand its seawater RO facility from a capacity of approximately 2.2 million gallons per day to approximately 3.6 million gallons per day.

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


8/

     3. Chemical Supply

     In the chemical supply area, the Company uses its CloromatR technology to produce sodium hypochlorite and related chlor-alkali chemicals for industrial, commercial and other non-consumer applications, utilizing a membrane-based process. The Company's wholly owned Australian subsidiary, Elite Chemicals Pty. Ltd., utilizes Cloromat systems to produce sodium hypochlorite on-site in Brisbane for industrial, commercial and janitorial supply of bleach products. In 1994, the Australian subsidiary signed a five-year contract to supply sodium hypochlorite to treat the City of Brisbane's drinking water supply, and in 1995 expanded its bleach-manufacturing capacity by one-third.

     The Company's wholly owned English subsidiary, Ionics (U.K.) Limited, engages in bulk bleach sales at a Cloromat facility in Bridgwater, England. A large portion of the facility's output is being sold to an English manufacturer for use in cellophane manufacture, and the balance is being sold to the regional market. In 1995, a second major Cloromat facility in England owned and operated by Ionics (U.K.) Limited commenced bulk bleach sales to a leading English manufacturer of household cleaning products and to the regional market being served by the plant.

     4. Food Processing

     In 1994, the Company commenced operations under an agreement with a major U.S. dairy cooperative overseeing whey processing activities at two plants owned by the cooperative. Included in the equipment being utilized by the Company at these plants are its ElectromatR electrodialysis systems. The Company receives a processing fee based on the production of demineralized whey for its services. In 1995, the cooperative authorized the Company to increase the amount of demineralized whey being produced at the two plants.

Consumer Products

     Ionics' consumer products business segment accounted for approximately 22% of the Company's revenues in 1995. The
Company's consumer products serve the bottled water, home water purification and consumer bleach products market areas.

     1. Aqua CoolR Pure Bottled Water

     Ionics entered the bottled water business in 1984. The Company's strategy is to utilize its proprietary desalination and purification technology to create a brand of drinking water, named Aqua Cool Pure Bottled Water, which can be 9/
reproduced with uniform consistency and high quality at numerous locations around the world. Distribution operations have been established to serve the areas in and around London, Manchester, Birmingham, Bristol and Leeds, England; a number of metropolitan areas in the eastern, southeastern and central United States; and, through joint ventures, in Bahrain, Kuwait and Saudi Arabia. The Company's business focuses on the sale of Aqua Cool in five-gallon bottles to a variety of commercial and residential customers. The Company also manufactures coolers in a wide variety of colors which offer options for hot, cold and room temperature water.

     At the end of 1995, there were a total of 25 Aqua Cool distribution centers in the United States and overseas, supplied with Aqua Cool by six regional water purification and bottling facilities, supplying a customer base of approximately
80,000.

     2. Home Water Purification Systems

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

        Point of Entry Devices

     Ionics' point-of-entry water products include ion-exchange water conditioners to "soften" hard water, and chemicals and media for filtration and treatment. The Company sells its products, under the General Ionics and other brands, through both independent distributorships and wholly owned sales and service dealerships. The Company recently introduced new marketing assistance programs, including retail financing, to its independent distributors, and also increased its base of independent distributors.





10/

     3. Bleach-Based Consumer Products

     The Company's Elite Chemicals New England division operates a Cloromat facility to produce and distribute bleach-based products for the consumer market, primarily one-gallon bleach products under private label or under the Company's own "EliteR", "Super ValueTM" and "UltraPureTM" brands, and methanol-based automobile windshield wash solution. In 1994, to expand these operations, the Company purchased a 129,000 square foot manufacturing facility, located in Ludlow, Massachusetts, which has now commenced operations. In 1995, the Company purchased a facility in Elkton, Maryland, to serve as the Mid-Atlantic regional manufacturing and distribution center for bleach-based and related consumer products.

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

Patents and Trademarks

     The Company believes that its products, know-how, servicing network and marketing skills are more significant to its business than trademark or patent protection of its technology. Nevertheless, the Company has a policy of applying for patents both in the United States and abroad on inventions made in the course of its research and development work for which a commercial use is considered likely. The Company owns numerous United States and foreign patents and trademarks and has issued licenses thereunder, and currently has additional pending patent applications. Of the 92 active U.S. patents held by the Company, a substantial portion involves membranes, membrane technology and related separations processes such as electrodialysis and electrodialysis reversal, reverse osmosis, ultrafiltration and electrodeionization. The Company believes that none of its individual patents or groups of related patents, nor any of its trademarks, is of sufficient importance

11/
for its termination or abandonment, or cancellation of licenses extending rights thereunder, to have a material adverse effect on the Company.


Seasonality

     The activities of the Company's businesses are not of a seasonal nature, other than certain activities of the Consumer Products segment. Bottled water sales and bleach products for swimming pool use tend to increase during the summer months. Also, sales levels for automobile windshield wash solution increase in the winter months.


Customers

     The nature of the Company's business is such that it frequently has in progress large contracts with one or more customers for specific projects; however, there is no one customer whose purchases account for 10% or more of the Company's consolidated revenues and whose loss would have a material adverse effect on the Company and its subsidiaries taken as a whole.

Backlog

     The Company's backlog of firm orders was $173,734,000 at December 31, 1995 and $152,340,000 at December 31, 1994. For
multi-year contracts, the Company includes in reported backlog the revenues associated with the first five years of the contract. For multi-year contracts which are not otherwise included in backlog, the Company includes in backlog up to one year of revenues. Ionics expects to fill approximately 74% of its December 31, 1995 backlog during 1996. The Company does not believe that there are any seasonal aspects to these backlog figures.

Government Contracts

     The Company does not believe that any of its sales under U.S. Government contracts or subcontracts during 1995 are subject to renegotiation. The Company has not had adjustments to its negotiated contract prices, nor are any proceedings pending for such adjustments.






12/

Research and Development

     Since the development of the ion-exchange membrane and the EDR process, Ionics has continued its commitment to research and development directed toward products for use in water purification, processing and measurement, and separations technology. The Company's research and development expenses were approximately $3,432,000 in 1995, $3,372,000 in 1994 and
$3,678,000 in 1993.

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

     With respect to the Company's Membranes and Related Equipment business segment, there are a number of companies, including several sizable chemical companies, that manufacture membranes, but not equipment. There are numerous smaller companies, primarily fabricators, that build water treatment and desalination equipment, but which generally do not have their own proprietary membrane technology. A limited number of companies manufacture both membranes and equipment. The Company has numerous competitors in its conventional water treatment, instruments and fabricated products business lines.

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






13/

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

     The Company is one of approximately 1,000 PRP's at a Superfund site at Solvent Recovery Source of New England in Southington, Connecticut (the "SRS Site"). The Company's volumetric ranking in comparison to the total volume of wastes treated on the SRS Site is approximately 0.522%. A non-time critical removal action, consisting of containment, pumping,





14/
and treatment of the most heavily contaminated non-bedrock groundwater, was commenced in 1995. The Company's share of the total cost of this action, which is estimated at $7.75 million including operation and maintenance through 1997, will be $40,400, of which $30,384 has been paid to date.

     The PRP Group will conduct a second non-time critical removal action which will cause the installation of an asphalt cap on the site and bedrock groundwater wells to contain, pump and treat the bedrock groundwater. The Company's share of the total cost for this work, which is estimated to be $5.55 million, will be approximately $29,000.

     It is too soon to predict the scope and cost of the final clean-up remedy that the EPA will select. However, based on its small volumetric ranking and the identities of the larger PRP's, which include many substantial companies, the Company believes that its liability in this matter will not have a material effect on the Company or its financial position.

     The Company has never had a product liability claim grounded in environmental liability, and believes that the nature of its products and business makes such a claim unlikely.

Employees

     The Company and its consolidated subsidiaries employ approximately 1,350 full-time persons, none of whom are represented by unions except for the employees of the Company's Australian subsidiary and certain employees of the Company's Spanish subsidiary. The Company considers its relations with its employees to be good.

Foreign Operations

     The Company's sales to customers in foreign countries primarily involve desalination systems, water and wastewater treatment systems, sodium hypochlorite, Cloromat systems, related products and services, and bottled water. The Company seeks to minimize financial risks relating to its international operations. Wherever possible, the Company obtains letters of credit or similar payment assurances denominated in dollars. If dollar payments cannot be secured, the Company, where appropriate, enters into foreign currency hedging transactions. The Company





15/
also uses foreign sources for equipment parts and may borrow funds in local (foreign) currency to offset the asset risk of foreign currency devaluation. Net foreign currency transaction gains included in income before taxes totalled $58,000 in 1995, $23,000 in 1994 and $157,000 in 1993.

     Ionics engages in certain foreign operations both directly and through the following wholly owned subsidiaries: Ionics (Bermuda) Ltd.; Ionics Iberica, S.A.; Ionics (U.K.) Limited; Ionics Italba, S.p.A.; Ionics Nederland B.V.; Global Water Services, S.A.; Elite Chemicals Pty. Ltd.; Eau et Industrie; Resources Conservation Co. International; and Ionics Foreign Sales Corporation Limited. In early 1996, Ionics acquired a number of entities incorporated in various Caribbean jurisdictions which are engaged in seawater desalination operations.

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

     Further geographical and financial information concerning the Company's foreign operations appears in Notes 1, 5, 8, 12, and 14 to the Company's Consolidated Financial Statements included as part of the Company's 1995 Annual Report to the Stockholders, which Notes are incorporated herein by reference.









16/

Financial Information About Foreign and
Domestic Operations and Export Sales

     The information contained in Note 14 of Notes to Consolidated Financial Statements contained in the Company's
Annual Report to Stockholders for the year ended December 31, 1995 is incorporated herein by reference.

Item 2.  PROPERTIES

     The Company owns or leases and occupies various manufacturing and office facilities in the United States and abroad. The principal facilities owned by the Company include two buildings in Watertown, Massachusetts, containing approximately 250,000 square feet and housing executive offices, laboratories and manufacturing and assembly operations; a 234,000 square foot facility in Elkton, Maryland which will be utilized primarily for consumer bleach-based product manufacturing, and distribution; a 129,000 square foot facility in Ludlow, Massachusetts which is utilized primarily for consumer bleach-based product manufacturing; two buildings in Bridgeville, Pennsylvania containing approximately 77,000 square feet and housing manufacturing operations for home water treatment equipment and fabricated products; and other facilities in Phoenix, Arizona; Pico Rivera, California; Lorton, Virginia; Union, New Jersey; Fairfield, Ohio; London, England; Thetford, England; Brisbane, Australia; and Milan, Italy, for various operations relating to the business of the Company.

     The Company makes use primarily of leased facilities for its Aqua Cool bottled water distribution center at 25 locations in the U.S. and overseas.

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

17/

                            PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1995. The information set forth on page 32 entitled "Common Stock Price Range" and the inside back cover of such Annual Report is hereby incorporated by reference.


Item 6.  SELECTED FINANCIAL DATA

     Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1995. The information set forth on page 32 of such Annual Report entitled
"Selected Quarterly Financial Data (unaudited)" is hereby incorporated by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1995. The information set forth on pages 16 through 18 of such Annual
Report entitled "Management's Discussion and Analysis of
Results of Operations and Financial Condition" is hereby incorporated by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1995. The consolidated balance sheets of the Registrant as of December 31, 1995 and 1994, the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 1995, 1994 and 1993, and the related notes with the opinion thereon of Coopers & Lybrand L.L.P., independent accountants, on pages 19 through 31, and Selected Quarterly Financial Data (unaudited) on page 32, are hereby incorporated by reference.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     This item is not applicable to the Company.

18/


                             II-1




                           PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 with respect to Directors is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 2, 1996 to be filed with the Securities and Exchange Commission on or about March 29, 1996.

     The information regarding executive officers is as follows:

                      Age as of     Positions
Name                 March 1, 1996  Presently Held
Executive Officers:

Arthur L. Goldstein*      60        President, Chief Executive Officer
                                     and Director since 1971; Chairman
                                     of the Board since 1990
Kachig Kachadurian        46        Executive Vice President since 1994,
                                     Senior Vice President from 1991 to
                                     1994 and Vice President from 1983 to
                                     1991; Director since 1986
William E. Katz           71        Executive Vice President since 1983;
                                     Director since 1961
Robert J. Halliday        41        Vice President, Finance and Accounting
                                     since December 1990; Chief Financial
                                     Officer since August 1992
Stephen Korn              50        Vice President, General Counsel
                                     and Clerk since September 1989
Theodore G. Papastavros   62        Vice President since 1975 (currently
                                     Vice President, Strategic Planning)
                                     and Treasurer since February 1990
___________________
* Member of Executive Committee

     There are no family relationships between any of the officers or directors. Officers of the Company are elected each year at the annual meeting of Directors.

     All of the above executive officers have been employed by the Company in various capacities for more than five years.

Item 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 2, 1996 to be filed with the Securities and Exchange Commission on or about March 29, 1996.
19/

                             III-1




Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 2, 1996 to be filed with the Securities and Exchange Commission on or about March 29, 1996.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 2, 1996 to be filed with the Securities and Exchange Commission on or about March 29, 1996.


































20/

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

     2.   Financial Statement Schedules

          See Index to Financial Statements and Financial
          Statement Schedules on page IV-7.

     3.   Exhibits

     Exhibit
       No.    Description
     3.0      Articles of Organization and By-Laws

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

21/





                             IV-1




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

              4.4     Form of Common Stock Certificate (filed as Exhibit   *
                      4.10 to Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1990).

     10.      Material Contracts

              10.1    1979 Stock Option Plan, as amended through
                      February 22, 1996.

              10.2 1986 Stock Option Plan for Non-Employee Directors, as amended through August 22, 1995.

              10.3    Amended and Restated Credit Agreement between        *
                      Registrant and the First National Bank of Boston
                      dated as of December 31, 1992 (filed as Exhibit
                      10.3 to Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1992).

              10.3(1) Amendment Agreement No. 1, dated as of
                      December 31, 1995, to Amended and Restated
                      Credit Agreement between Registrant and The
                      First National Bank of Boston.

              10.4    Operating Agreement dated as of September 27,        *
                      1989 between Registrant and Aqua Cool
                      Enterprises, Inc. (filed as Exhibit 10.4 to
                      Registrant's Annual Report on Form 10-K for the
                      year ended December 31, 1989).

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

22/



                             IV-2




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

              10.10   Amendment No. 3, dated June 28, 1994, to Agreement   *
                      for Privatization of Water Supplies dated as of
                      September 18, 1990, between the Company and the City
                      of Santa Barbara, California (filed electronically as
                      Exhibit 10.1 to the Registrant's Form 10-Q for the
                      period ended June 30, 1994).

              10.11   Asset Purchase Agreement among the Company,          *
                      Resources Conservation Company, Resources
                      Conservation Co. International and Halliburton
                      NUS Corporation dated December 30, 1993 (filed as
                      Exhibit 2 to Registrant's current report on
                      Form 8-K dated February 7, 1994, and filed
                      electronically on the same date).

              10.12   1994 Restricted Stock Plan (filed as Exhibit 10.12   *
                      to Registrant's Annual Report on Form 10-K dated
                      March 30, 1995 and filed electronically on the
                      same date).

     11.      Statement re Computation of Earnings Per Share.

     13. Annual Report to Stockholders of the Registrant for the year ended December 31, 1995 (only pages 16 through 32 and the inside back cover constitute an exhibit to this report).

     21.      Subsidiaries of the Registrant.

     23.      Consents

              23.1 Consent of Coopers & Lybrand L.L.P. to incorporation by reference of that firm's report dated
                      February 20, 1996, which is included on page 31 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995.

     24.      Power of Attorney.

     27.      Financial Data Schedule                                     ***
________________________________
     *   incorporated herein by reference

     ** copies of which will be filed by Registrant with the Securities and Exchange Commission upon its request

     *** for electronic purposes only

23/

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal 1995.

     Undertaking

     For purposes of complying with the amendments to the rules governing Form S-8 effective July 13, 1990 under the Securities Act of 1933, the undersigned hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's registration statements on Form S-8 Nos. 33-14194, 33-5814, 33-2092, 2-72936, 2-82780, 2-
     64255, 33-41598, 33-54293, 33-59051 and 33-54400.

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















24/

                        SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             IONICS, INCORPORATED
                             (Registrant)



                             By/s/Arthur L. Goldstein
                                  Arthur L. Goldstein,
                                  Chairman of the Board,
                                  President and Chief
                                  Executive Officer

                             Date:    March 29, 1996



     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 29, 1996         By/s/Arthur L. Goldstein
                                  Arthur L. Goldstein,
                                  Chairman of the Board,
                                  President and
                                  Chief Executive Officer
                                  (principal executive
                                   officer) and Director



Date: March 29, 1996         By/s/Robert J. Halliday
                                  Robert J. Halliday,
                                  Vice President, Finance
                                  and Accounting and Chief
                                  Financial Officer
                                  (principal financial and
                                   accounting officer)

25/

Date: March 29, 1996         By/s/William L. Brown
                                  William L. Brown, Director


Date: March 29, 1996         By/s/Arnaud de Vitry d'Avaucourt
                                  Arnaud de Vitry d'Avaucourt,
                                  Director


Date: March 29, 1996         By/s/Lawrence E. Fouraker
                                  Lawrence E. Fouraker, Director


Date: March 29, 1996         By/s/Samuel A. Goldblith
                                  Samuel A. Goldblith, Director


Date: March 29, 1996         By/s/Kachig Kachadurian
                                  Kachig Kachadurian, Director


Date: March 29, 1996         By/s/William E. Katz
                                  William E. Katz, Director


Date: March 29, 1996         By/s/Robert B. Luick______________
                                  Robert B. Luick, Director


Date: March 29, 1996         By/s/John J. Shields
                                  John J. Shields, Director


Date: March 29, 1996         By/s/Carl S. Sloane
                                  Carl S. Sloane, Director


DATE: March 29, 1996         By/s/Mark S. Wrighton
                                  Mark S. Wrighton, Director


Date: March 29, 1996         By/s/Allen S. Wyett
                                  Allen S. Wyett, Director


26/

                     IONICS, INCORPORATED
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                         PAGES

Report of Independent Accountants                          31*

Financial Statements:

     Consolidated Statements of Operations for the
     Years Ended December 31, 1995, 1994 and 1993          19*

     Consolidated Balance Sheets as of
     December 31, 1995 and 1994                            20*

     Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1995, 1994 and 1993          21*

     Consolidated Statements of Stockholders' Equity for
     the Years Ended December 31, 1995, 1994 and 1993      22*

     Notes to Consolidated Financial Statements           23-31*


Supporting Financial Statement Schedules for the years Ended
December 31, 1995, 1994 and 1993:

     Schedule II - Valuation and Qualifying Accounts     IV-8


Report of Independent Accountants on Financial Statement
Statement Schedule                                       IV-9

__________________

All other schedules are omitted because the amounts are immaterial, the schedules are not applicable or the required information is shown in the financial statements or the notes thereto.

* Page references are to the Annual Report to Stockholders of the Company for the year ended December 31, 1995, which pages are incorporated herein by reference.









27/

                             IONICS, INCORPORATED

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





                                      Additions    Additions
                         Balance at   Charged to     Due to
                         Beginning    Costs and     Acquired                      Balance at
Description                of Year     Expenses    Businesses(A)  Deductions(B)   End of Year
Allowance for doubtful
accounts and uncollectible
notes receivable:

     Years ended:

     December 31, 1995   $2,197,170   $563,458     $       0      $  371,272      $2,389,356

     December 31, 1994   $2,022,068   $535,200     $       0      $  360,098      $2,197,170

     December 31, 1993   $2,694,200   $390,489     $(124,000)     $  938,621      $2,022,068

<FN1>
(A)  1993 amount includes reductions of $413,000 resulting from the consolidation of ACE.
<FN2>
(B)  Deductions result primarily from the write-off of accounts.





















28/

               REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Ionics,
Incorporated:

     Our report on the consolidated financial statements of Ionics, Incorporated as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 has been incorporated by reference in this Form 10-K from page 31 of the 1995 Annual Report to Stockholders of Ionics, Incorporated. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index on page IV-7 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                       /S/COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
February 20, 1996























29/

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

              4.4     Form of Common Stock Certificate (filed as Exhibit   *
                      4.10 to Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1990).

     10.      Material Contracts

              10.1    1979 Stock Option Plan, as amended through         33
                      February 22, 1996.

              10.2 1986 Stock Option Plan for Non-Employee Directors, 49 as amended through February 18, 1992 as amended through August 22, 1995.

30/






              10.3    Amended and Restated Credit Agreement between        *
                      Registrant and The First National Bank of Boston
                      dated as of December 31, 1992 (filed as Exhibit
                      10.3 to Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1992).

              10.3(1) Amendment Agreement No. 1, dated as of             59
                      December 31, 1995, to Amended and Restated
                      Credit Agreement between Registrant and The
                      First National Bank of Boston.

              10.4    Operating Agreement dated as of September 27,        *
                      1989 between Registrant and Aqua Cool
                      Enterprises, Inc. (filed as Exhibit 10.4 to
                      Registrant's Annual Report on Form 10-K for the
                      year ended December 31, 1989).

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


31/






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

              10.12   1994 Restricted Stock Plan (filed as Exhibit         *
                      10.12 to Registrant's Annual Report on Form 10-K
                      dated March 30, 1995 and filed electronically
                      on the same date).

     11.      Statement re Computation of Earnings Per Share.            65

     13.      Annual Report to Stockholders of the Registrant for        66
              the year ended December 31, 1995 (only pages 16
              through 32 and the inside back cover constitute an
              exhibit to this report).

     21.      Subsidiaries of the Registrant.                            99

     23.1     Consent of Coopers & Lybrand L.L.P. to incorporation      100
              by reference of that firm's report dated
              February 20, 1996, which is included on page 31 of
              the Registrant's Annual Report to Stockholders
              for the year ended December 31, 1995.

     24.      Power of Attorney.                                        101

     27.      Financial Data Schedule                          (for electronic
                                                                purposes only)



* incorporated herein by reference








32/