Form 10-Q
period 1996-03-31
IONICS INC
filed 1996-05-13
CIK 52466

                              FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1996

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

          Class                   Outstanding at March 31, 1996
 Common Stock, Par Value $1             14,962,085 Shares
                                                                  /1




                        IONICS, INCORPORATED

                            FORM 10-Q FOR

                    QUARTER ENDED MARCH 31, 1996

                                INDEX

                                                             Page No.

Part I  - Financial Information


          Consolidated Statements of Operations                  2


          Consolidated Balance Sheets                            3


          Consolidated Statements of Cash Flows                  4


          Notes to Consolidated Financial Statements             5


          Management's Discussion and Analysis of Results
          of Operations and Financial Condition                  6



Part II - Other Information                                      8


          Signatures                                             9


          Exhibit Index                                         10

          Exhibit 10.1 - Supplemental Executive
                         Retirement Plan                        11

          Exhibit 11 - Computation of Earnings Per Share        34


          Exhibit 27 - Financial Data Schedule                  35
                                                     (for electronic
                                                      purposes only)

                                - 1 -
                                                               /2


                      PART I - FINANCIAL INFORMATION

                           IONICS, INCORPORATED
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
             (Amounts in thousands, except earnings per share)

                                                      Three Months Ended
                                                           March 31,
                                                        1996       1995
Net revenue:
  Membranes and related equipment                     $34,227    $28,040
  Water, food and chemical supply                      24,489     16,359
  Consumer products                                    15,441     12,474
                                                       74,157     56,873
Costs and expenses:
  Cost of membranes and related equipment              25,836     20,959
  Cost of water, food and chemical supply              16,266     10,724
  Cost of consumer products                             8,813      6,998
  Research and development                                974        811
  Selling, general and administrative                  14,122     11,507
                                                       66,011     50,999
Income from operations                                  8,146      5,874
Interest income                                           157        237
Equity income                                              76        143
Income before income taxes                              8,379      6,254

Provision for income taxes                              2,807      2,126
Net income                                            $ 5,572    $ 4,128

Earnings per share                                    $   .36    $   .29

Shares used in earnings per
  share calculations                                   15,486     14,429

The accompanying notes are an integral part of these financial statements.

                                           -2-
                                                                             /3


                            IONICS, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                (Amounts in thousands, except share amounts)
                                                            March 31,  December 31,
                                                              1996         1995
ASSETS
Current assets:
  Cash and cash equivalents                                 $   8,554    $  8,086
  Notes receivable, current                                     3,320       4,529
  Accounts receivable                                          85,983      76,986
  Receivables from affiliated companies                         1,602       1,421
  Inventories:
    Raw materials                                              13,035      12,236
    Work in process                                             6,718       4,856
    Finished goods                                              2,627       2,116
                                                               22,380      19,208
  Other current assets                                          8,023       7,978
       Total current assets                                   129,862     118,208
Notes receivable, long-term                                     5,858       5,792
Investments in affiliated companies                             4,742       4,874
Property, plant and equipment:
  Land                                                          3,413       3,270
  Buildings                                                    27,429      25,920
  Machinery and equipment                                     207,036     191,195
  Other, including furniture, fixtures and vehicles            32,165      26,015
                                                              270,043     246,400
  Less accumulated depreciation                              (101,811)    (91,042)
                                                              168,232     155,358
Other assets                                                   32,876      32,996
       Total assets                                         $ 341,570    $317,228

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion
    of long-term debt                                       $  13,149    $  4,884
  Accounts payable                                             28,752      27,387
  Customer deposits                                             4,350       3,131
  Accrued commissions                                           1,838       2,102
  Accrued expenses                                             23,546      19,589
  Taxes on income                                               3,207       1,049
       Total current liabilities                               74,842      58,142
Long-term debt and notes payable                                2,123         182
Deferred income taxes                                           7,561       7,785
Other liabilities                                                 898         759
Stockholders' equity:
  Common stock, par value $1, 30,000,000 authorized shares;
  issued: 14,962,085 in 1996 and 14,353,972 in 1995            14,962      14,354
  Additional paid-in capital                                  136,542     136,436
  Retained earnings                                           108,211     103,709
  Cumulative translation adjustments                           (3,128)     (3,671)
  Unearned compensation                                          (441)       (468)
       Total stockholders' equity                             256,146     250,360
       Total liabilities and stockholders' equity           $ 341,570    $317,228
The accompanying notes are an integral part of these financial statements.
                                        -3-
                                                                           /4


                             IONICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)
                                                             Three Months Ended
                                                                   March 31,
                                                               1996        1995
Operating activities:
  Net income                                                 $  5,572    $  4,128
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              6,113       4,955
     Provision for losses on accounts and notes receivable        229         322
     Compensation expense on restricted stock awards               27           -
     Changes in assets and liabilities:
        Notes receivable                                        1,043          24
        Accounts receivable                                    (7,134)      9,567
        Inventories                                            (2,874)         18
        Other current assets                                       (4)         77
        Investments in affiliates                                 131        (130)
        Accounts payable and accrued expenses                   2,464      (9,290)
        Income taxes                                            2,438       1,609
        Other                                                     438          (6)
           Net cash provided by operating activities            8,443      11,274
Investing activities:
  Additions to property, plant and equipment                  (13,383)    (12,667)
  Sale of short-term investments                                    -         672
  Purchase of long-term investments                                 -      (3,000)
           Net cash used by investing activities              (13,383)    (14,995)
Financing activities:
  Principal payments on current debt                           (1,882)       (152)
  Proceeds from issuance of current debt                        9,030           -
  Principal payments on long-term debt                         (2,335)          -
  Proceeds from stock option plans                                619         459
           Net cash provided by financing activities            5,432         307
Effect of exchange rate changes on cash                           (24)        (79)
Net change in cash and cash equivalents                           468      (3,493)
Cash and cash equivalents at beginning of period                8,086      14,966
Cash and cash equivalents at end of period                   $  8,554    $ 11,473
The accompanying notes are an integral part of these financial statements.
                                      -4-                                  /5



                        IONICS, INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1996 and December 31, 1995, the consolidated results of its operations for the three months ended March 31, 1996 and 1995 and the consolidated cash flows for the three months then ended.

    2. The consolidated results of operations of the Company for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results of operations to be expected for the full year.

    3. Reference is made to the Notes to Consolidated Financial Statements appearing in the Company's 1995 Annual Report as filed on Form 10-K with the Securities and Exchange Commission. There have been no significant changes in the information reported in those Notes, other than from the normal business activities of the Company, and there have been no changes which would, in the opinion of Management, have a materially adverse effect upon the Company.

    4. Certain prior year amounts have been reclassified to conform to the current year presentation with no impact on net income.

    5. On January 3 and January 10, 1996, the Company completed separate combination transactions with Aqua Design, Inc. (Aqua Design) and Apollo Ultrapure Water Systems, Inc. (Apollo), respectively. Under the terms of each agreement, the Company issued 222,977 and 331,567 shares of common stock, respectively, in exchange for more than 90% of the outstanding common stock of each company. Each transaction was accounted for as a pooling of interests. Because the operating results from prior years of these former, privately held companies were not material, both individually and in the aggregate, compared to those of the Company, these transactions have been recorded through a restatement of the appropriate stockholders' equity accounts, including a reduction to retained earnings of $1.1 million, as of January 1, 1996. Accordingly, no restatement, of prior periods statements of operations, has been made. Total 1995 revenues for Aqua Design and Apollo were each approximately $10.0 million.

                                 -5-
                                                                  /6





               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Comparison of the Three Months Ended March 31, 1996
with the Three Months Ended March 31, 1995

Revenues for the first quarter of 1996 increased 30.4% to $74.2 million from $56.9 million in 1995. Revenues were higher in all three business segments. The largest growth was in the Water, Food and Chemical Supply segment primarily due to the strong performance of the Ultrapure Water Supply business. The Company's strong internal growth in this business was augmented by the acquisitions of Ahlfinger Water Company, servicing the Texas area, in November 1995 and Apollo Ultrapure Water Systems, Inc., servicing southern California, in January 1996. Revenues also increased in the Company's Municipal Water Supply business due to the acquisition of Aqua Design, Inc., providing a strong base in the Caribbean, in January 1996. The Company's Chemical Supply business increased during the current period as well, reflecting expansion in the United Kingdom and higher sales in Australia.

Growth in the Membranes and Related Equipment segment resulted primarily from sales of ultrapure water equipment to the semiconductor industry and increased sales in the Water Desalting and Related Equipment business area. Revenues in the Consumer Products segment increased due to higher sales of bottled water, automobile windshield wash solution, bleach and home water products.

Cost of sales as a percentage of revenues was 68.7% in 1996 as compared to 68.0% in 1995. This increase resulted from relatively small increases in each business segment. The minor increase in Membranes and Related Equipment reflected changes in the mix of various projects within the Ultrapure Water Equipment business. Similarly, the increase in the cost of sales percentage in the Water, Food and Chemical Supply segment resulted from a change in the mix of revenues among the Municipal Water and Chemical Supply businesses. The Consumer Products segment increase reflected a change in the mix among various consumer products.



                               -6-                         /7




Operating expenses as a percentage of revenues were 20.4% in the first quarter of 1996, down from 21.7% in the first quarter of 1995. This decrease reflected the absorption of relatively fixed operating expenses by increased sales volume and continued emphasis on expense controls.

Interest income decreased during the first quarter due primarily to lower average cash and invested balances.

Financial Condition

Working capital decreased $5.0 million during the first three months of 1996, while the Company's current ratio decreased to
1.7 at March 31, 1996 from 2.0 at December 31, 1995. Cash provided from net income and depreciation totaled $11.7 million in the first three months of 1996 while the primary uses of cash were for additions to property, plant and equipment and an increase in accounts receivable and inventory. Significant capital expenditures were made for bleach manufacturing operations, bottled water operations, trailers and other "own and operate" facilities.

At March 31, 1996 the Company had $8.6 million in cash and cash equivalents, an increase of $0.5 million from December 31, 1995. Notes payable and long-term debt increased $10.2 million in the same period. The Company believes that its cash, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.




















                                 -7-                           /8




                     PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10.1 - Supplemental Executive Retirement Plan
     Exhibit 11- Computation of Earnings Per Share (included on Page 34 of this report).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1996.

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



                                 IONICS, INCORPORATED



Date:   May 13, 1996        By: /s/Arthur L. Goldstein
                                 Arthur L. Goldstein
                                 Chairman and Chief Executive Officer
                                 (duly authorized officer)



Date:   May 13, 1996        By: /s/Robert J. Halliday
                                 Robert J. Halliday
                                 Vice President, Finance and
                                 Accounting (chief financial officer)






















                                 -9-
                                                                  /10








                            EXHIBIT INDEX



Exhibit                                                    Page

10.1      Supplemental Executive Retirement Plan            12

11        Computation of Earnings Per Share                 35

27        Financial Data Schedule                           36
                                                      (for electronic
                                                       purposes only)
































                                -10-
                                                                   /11