Form 10-Q
period 1996-06-30
IONICS INC
filed 1996-08-14
CIK 52466

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1996

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

          Class                     Outstanding at June 30, 1996
 Common Stock, Par Value $1               15,499,963 Shares

/1






                        IONICS, INCORPORATED

                            FORM 10-Q FOR

                     QUARTER ENDED JUNE 30, 1996

                                INDEX




                                                             Page No.

Part I  - Financial Information


          Consolidated Statements of Operations                  2


          Consolidated Balance Sheets                            3


          Consolidated Statements of Cash Flows                  4


          Notes to Consolidated Financial Statements             5


          Management's Discussion and Analysis of Results
          of Operations and Financial Condition                  6




Part II - Other Information                                      8


          Signatures                                            10


          Exhibit Index                                         11


          Exhibit 3  - Amendment to the Restated Articles
                       of Organization                          12

          Exhibit 11 - Computation of Earnings Per Share        16


          Exhibit 27 - Financial Data Schedule         (for electronic
                                                        purposes only)

                                - 1 -
/2


                        PART I - FINANCIAL INFORMATION


                             IONICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (Amounts in thousands, except per share amounts)

                                           Three Months Ended     Six Months Ended
                                                June 30,               June 30,
                                             1996       1995       1996        1995
Net revenue:
  Membranes and related equipment          $33,980    $29,912    $ 71,893    $ 59,612
  Water, food and chemical supply           25,171     16,041      49,660      32,400
  Consumer products                         15,751     12,658      31,192      25,132
                                            74,902     58,611     152,745     117,144
Costs and expenses:
  Cost of membranes and related equipment   23,520     21,076      51,173      42,680
  Cost of water, food and chemical supply   16,845     10,608      33,111      21,332
  Cost of consumer products                  8,565      6,939      17,378      13,937
  Research and development                   1,199      1,042       2,445       2,024
  Selling, general and administrative       15,488     11,885      30,455      23,836
                                            65,617     51,550     134,562     103,809
Income from operations                       9,285      7,061      18,183      13,335
Interest income                                116        272         292         506
Equity income                                  143        104         219         247

Income before income taxes                   9,544      7,437      18,694      14,088
Provision for income taxes                   3,104      2,519       6,169       4,780
Net income                                 $ 6,440    $ 4,918    $ 12,525    $  9,308

Earnings per share                         $   .40    $   .33    $    .78    $    .62
Shares used in earnings per
 share calculations                         16,097     14,931      16,041      14,907






The accompanying notes are an integral part of these financial statements.

                                         -2-
/3


                            IONICS, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                  (Dollars in thousands, except par value)
                                                            June 30,   December 31,
                                                              1996         1995
ASSETS
Current assets:
  Cash and cash equivalents                                 $  13,388    $  9,479
  Notes receivable, current                                     3,441       4,529
  Accounts receivable                                          82,600      78,376
  Receivables from affiliated companies                         1,781       1,421
  Inventories:
    Raw materials                                              13,509      12,640
    Work in process                                             6,892       5,411
    Finished goods                                              2,512       2,513
                                                               22,913      20,564
  Other current assets                                          7,776       8,018
       Total current assets                                   131,899     122,387
Notes receivable, long-term                                     7,347       5,813
Investments in affiliated companies                             4,502       4,874
Property, plant and equipment:
  Land                                                          3,523       3,270
  Buildings                                                    29,193      26,018
  Machinery and equipment                                     220,419     191,195
  Other, including furniture, fixtures and vehicles            33,904      26,772
                                                              287,039     247,255
  Less accumulated depreciation                              (107,703)    (91,369)
                                                              179,336     155,886
Other assets                                                   33,080      33,084
       Total assets                                         $ 356,164    $322,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion
    of long-term debt                                       $  19,526    $  4,884
  Accounts payable                                             25,091      28,089
  Customer deposits                                             2,907       3,131
  Accrued commissions                                           1,921       2,184
  Accrued expenses                                             23,817      20,384
  Taxes on income                                               3,797       1,607
       Total current liabilities                               77,059      60,279
Long-term debt and notes payable                                2,124         182
Deferred income taxes                                           7,153       7,780
Other liabilities                                                 949         759
Stockholders' equity:
  Common stock, par value $1, 30,000,000 authorized shares;
  issued: 15,499,963 in 1996 and 14,801,230 in 1995            15,500      14,801
  Additional paid-in capital                                  140,865     137,587
  Retained earnings                                           116,250     104,795
  Cumulative translation adjustments                           (3,322)     (3,671)
  Unearned compensation                                          (414)       (468)
       Total stockholders' equity                             268,879     253,044
       Total liabilities and stockholders' equity           $ 356,164    $322,044

The accompanying notes are an integral part of these financial statements.

                                        -3-
/4


                             IONICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)
                                                               Six Months Ended
                                                                    June 30,
                                                               1996        1995
Operating activities:
  Net income                                                 $ 12,525    $  9,308
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                             12,364       9,971
     Provision for losses on accounts and notes receivable        329         383
     Compensation expense on restricted stock awards               54          18
     Changes in assets and liabilities:
        Notes receivable                                         (510)        (82)
        Accounts receivable                                    (2,586)      6,547
        Inventories                                            (2,023)       (125)
        Other current assets                                      278        (601)
        Investments in affiliates                                 372          85
        Accounts payable and accrued expenses                  (3,999)     (8,826)
        Income taxes                                            4,319       1,564
        Other                                                     686         (11)
           Net cash provided by operating activities           21,809      18,231
Investing activities:
  Additions to property, plant and equipment                  (30,525)    (27,567)
  Sale of short-term investments                                  -         1,203
  Purchase of long-term investments                               -        (3,000)
           Net cash used by investing activities              (30,525)    (29,364)
Financing activities:
  Principal payments on current debt                           (3,541)    (12,492)
  Proceeds from issuance of current debt                       16,984      14,322
  Principal payments on long-term debt                         (2,418)        -
  Proceeds from stock option plans                              1,639         763
           Net cash provided by financing activities           12,664       2,593
Effect of exchange rate changes on cash                           (39)        (28)
Net change in cash and cash equivalents                         3,909      (8,568)
Cash and cash equivalents at beginning of period                9,479      15,062
Cash and cash equivalents at end of period                   $ 13,388    $  6,494

The accompanying notes are an integral part of these financial statements.

                                      -4-
/5



                          IONICS, INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1996 and December 31, 1995, the consolidated results of its operations for the three and six months ended June 30, 1996 and 1995 and the consolidated cash flows for the six months then ended.

2. The consolidated results of operations of the Company for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results of operations to be expected for the full year.

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

5. On May 31, 1996, the Company completed a combination with Sievers Instruments, Inc. (Sievers). Sievers manufactures instruments designed to measure extremely low levels of organic contaminants in ultrapure water for customers in the pharmaceutical and semiconductor industries. Under the terms of the agreement, the Company issued 447,258 shares of common stock in exchange for 100% of the outstanding common stock of Sievers. The transaction was accounted for as a pooling of interests. Accordingly, the accompanying financial statements have been restated to include the accounts and operations of Sievers for all periods prior to the merger. Intercompany transactions between the combining entities, which were not significant, have been eliminated. Separate results of the combining entities prior to the combination, which have been included in the restated results, were as follows:

                                  Three months
                                     ended
                                 March 31, 1996
        Net revenue:
        Ionics                      $74,157
        Sievers                       3,686
                                    $77,843
        Net income:
        Ionics                      $ 5,572
        Sievers                         513
                                    $ 6,085

6. In July 1996, the Company acquired all of the outstanding common stock of Separation Technology, Inc. (STI) in exchange for 58,000 shares of the Company's stock. The total purchase price approximated $2.5 million. The transaction will be accounted for as a purchase. Because the operating results of STI from periods prior to the acquisition were not material compared to those of the Company, pro forma combined results of operations for such prior periods will not be presented. Total 1995 revenues for STI were approximately $9 million. STI is a leading supplier of membrane-based purification equipment to the dairy and beverage industries.
                                   -5-
/6




               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Comparison of the Three and Six Months Ended June 30, 1996 with the Three and Six Months Ended June 30, 1995

Revenues for the second quarter of 1996 increased 27.8% to $74.9 million from $58.6 million in 1995. Revenues for the six-month period increased 30.4% to $152.7 million from $117.1 million in the comparable period in 1995. Revenues were higher in all three business segments for both the three and six-month periods. The largest increase in revenues for both the second quarter and the six-month period was in the Water, Food and Chemical Supply segment.

Revenues from the Membranes and Related Equipment segment grew in both the second quarter and the six-month period due primarily to continuing strength in the sale of ultrapure water systems, particularly to the semiconductor industry. In addition, sales of instrumentation and water desalting equipment increased during both periods. This increase was partially offset by a decline in revenues from the sale of wastewater equipment during both periods.

Revenues from the Water, Food and Chemical Supply segment increased in both periods due to continuing strength in the performance of the ultrapure water supply business. Strong internal growth coupled with the acquisitions of Ahlfinger Water Company in November 1995 and Apollo Ultrapure Water Systems in January 1996 fueled the growth in this business. Revenues also increased in the municipal water supply business due to activities in the Caribbean market resulting from the acquisition of Aqua Design, Inc. in January 1996. The chemical supply business grew during both periods as well, reflecting higher sales in the United Kingdom and in Australia.

Consumer Products revenues increased during both periods reflecting higher revenues from bottled water, home water products and consumer bleach, primarily as a result of increases in the related installed customer bases. In addition, during the six-month period, automotive windshield wash revenues increased reflecting tough winter conditions in New England.

Cost of sales as a percentage of revenues for the second quarter was 65.3% in 1996 and 65.9% in 1995. For the six-month period, cost of sales as a percentage of revenues was 66.6% in 1996 and 66.5% in 1995.

The improved gross margins, during both periods, in the Membranes and Related Equipment segment reflected changes in the mix between instrumentation and wastewater equipment sales and a more favorable mix between capital equipment and spare parts revenues within the water desalting and related equipment business. This was partially offset by a change in the mix of various projects within the ultrapure water equipment business.



                                 -6-
/7




The increase in cost of sales as a percentage of revenues during both periods in the Water, Food and Chemical Supply segment resulted from a change in the mix of revenues between the ultrapure water, municipal water and chemical supply business.

The improvement during the second quarter in cost of sales as a percentage of revenues in the Consumer Products segment reflected an increase in the absorption of manufacturing overhead costs resulting from higher sales volume, the achievement of certain cost reductions, and a more favorable pricing mix.

Operating expenses as a percentage of revenues increased slightly during the second quarter to 22.3% in 1996 from 22.1% in 1995. For the six-month period, operating expenses as a percentage of revenues decreased to 21.5% in 1996 from 22.1% in 1995 due to higher absorption of relatively fixed operating costs by increased sales volume.

Interest income decreased during both the second quarter and the six-month period due primarily to lower average invested cash balances over the corresponding periods.

Financial Condition

Working capital decreased by $7.3 million during the first six months of 1996 and the current ratio decreased to 1.7 at June 30, 1996 from
2.0 at December 31, 1995. Cash provided from net income and depreciation totaled $24.9 million during the first six months of 1996 while the primary uses of cash were for additions to property, plant and equipment and for payment of accounts payable. Significant capital expenditures were incurred to support growth in the bottled water operations, bleach operations, trailers and other "own and operate" facilities.

At June 30, 1996, the Company had $13.4 million in cash and cash equivalents, an increase of $3.9 million from December 31, 1995. This increase was, however, offset by an increase in short-term borrowings of $14.6 million over the corresponding period. The Company believes that its cash and cash equivalent balances, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.

Forward-Looking Information

The Company's future results of operations, as well as statements contained in this Management's Discussion and Analysis which are forward-looking statements, depend upon a number of factors that could cause actual results to differ materially from management's current expectations. Among these factors are business conditions and the general economy; competitive factors, such as acceptance of new products and price pressures; risk of nonpayment of accounts receivable; risks associated with foreign operations; and regulations and laws affecting business in each of the Company's markets.






                                 -7-
/8




                     PART II - OTHER INFORMATION




Item 4.   Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held on May 2, 1996.

(b) Samuel A. Goldblith, Arthur L. Goldstein, and Carl S. Sloane were re-elected as Class I Directors for a three-year term. Douglas
     R. Brown was elected as a Class I Director to fill the vacancy created by the retirement of Lawrence E. Fouraker. Continuing as Class II Directors until the 1997 Annual Meeting are Arnaud de Vitry d'Avaucourt, Kachig Kachadurian, William E. Katz and Mark
     S. Wrighton. Continuing as Class III Directors until the 1998 Annual Meeting are William L. Brown, Robert B. Luick, John J. Shields and Allen S. Wyett.

     The tabulation of votes for all nominees is as follows:

          Votes for:            12,621,169
          Votes withheld:       163,839

(c)  The other matters submitted for stockholder approval were:

     (i) Approval of certain amendments to the Corporation's 1986 Stock Option Plan for Non-employee Directors.

           Votes for:           12,128,192
           Votes against:       570,912
           Abstentions and
            broker non-votes:   85,905

     (ii) Approval of an amendment to the Corporation's 1979 Stock Option Plan to increase the number of shares available for issuance by 700,000.

           Votes for:           9,941,844
           Votes against:       2,767,779
           Abstentions and
            broker non-votes:   75,385

     (iii) The selection of Coopers & Lybrand L.L.P. as the Company's auditors for 1996.

           Votes for:           12,708,962
           Votes against:       47,375
           Abstentions and
            broker non-votes:   28,671





                                 -8-
/9




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 3 - Amendment to the Restated Articles of Organization (included on Page 12 of this report).

     Exhibit 11- Computation of Earnings Per Share (included on Page 16 of this report).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1996.

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



                                       IONICS, INCORPORATED



Date:   August 14, 1996        By: /s/Arthur L. Goldstein
                                         Arthur L. Goldstein
                                         Chairman and
                                         Chief Executive Officer
                                         (duly authorized officer)



Date:   August 14, 1996        By: /s/Robert J. Halliday
                                         Robert J. Halliday
                                         Vice President, Finance and Accounting
                                         and Chief Financial Officer



























                                -10-
/11







                            EXHIBIT INDEX


                                                          Sequential
Exhibit                                                   Page No.

3.0 Articles of Organization and By-Laws

    3.1   Amendment to Restated Articles of
          Organization filed with the Commonwealth
          of Massachusetts on May 8, 1992                      13

11. Computation of Earnings Per Share                          17

27. Financial Data Schedule                               (for electronic
                                                           purposes only)




































                                  -11-
/12