Form 10-Q
period 1996-09-30
IONICS INC
filed 1996-11-14
CIK 52466

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1996

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

          Class                    Outstanding at September 30, 1996
Common Stock, Par Value $1               15,690,355 Shares

/1




                        IONICS, INCORPORATED

                            FORM 10-Q FOR

                  QUARTER ENDED SEPTEMBER 30, 1996

                                INDEX



                                                                  Page No.

Part I     - Financial Information

             Consolidated Statements of Operations                   2

             Consolidated Balance Sheets                             3

             Consolidated Statements of Cash Flows                   4

             Notes to Consolidated Financial Statements              5

             Management's Discussion and Analysis of
             Results of Operations and Financial Condition           6



Part II    - Other Information                                       9

             Signatures                                              10

             Exhibit Index                                           11

             Exhibit 11 - Computation of Earnings Per Share          12

             Exhibit 27 - Financial Data Schedule                    13
                                                           (for electronic
                                                            purposes only)






                                   - 1 -
/2


                             PART I - FINANCIAL INFORMATION


                                  IONICS, INCORPORATED
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                    (Amounts in thousands, except per share amounts)

                                           Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                             1996       1995       1996       1995
Net revenue:
  Membranes and related equipment          $37,113    $33,350    $109,006   $ 92,962
  Water, food and chemical supply           29,810     16,686      79,470     49,086
  Consumer products                         17,588     15,148      48,780     40,280
                                            84,511     65,184     237,256    182,328
Costs and expenses:
  Cost of membranes and related equipment   26,280     23,910      77,453     66,590
  Cost of water, food and chemical supply   20,781     11,173      53,892     32,505
  Cost of consumer products                 10,095      9,018      27,473     22,955
  Research and development                   1,256      1,030       3,701      3,054
  Selling, general and administrative       16,036     12,034      46,491     35,870
                                            74,448     57,165     209,010    160,974
Income from operations                      10,063      8,019      28,246     21,354
Interest income                                 61        245         353        751
Equity income                                  104        170         323        417

Income before income taxes                  10,228      8,434      28,922     22,522

Provision for income taxes                   3,375      2,765       9,544      7,545
Net income                                 $ 6,853    $ 5,669    $ 19,378   $ 14,977

Earnings per share                         $   .43    $   .37    $   1.21   $   1.00
Shares used in earnings per
  share calculations                        16,044     15,153      16,042     14,990

The accompanying notes are an integral part of these financial statements.

                                    -2-
/3


                           IONICS, INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
               (Amounts in thousands, except share amounts)
                                                         September 30, December 31,
                                                             1996          1995
ASSETS
Current assets:
  Cash and cash equivalents                                $ 11,262     $  9,479
  Notes receivable, current                                   3,637        4,529
  Accounts receivable                                        87,072       78,376
  Receivables from affiliated companies                       2,085        1,421
  Inventories:
    Raw materials                                            13,984       12,640
    Work in process                                           7,799        5,411
    Finished goods                                            2,849        2,513
                                                             24,632       20,564
  Other current assets                                        9,433        8,018
       Total current assets                                 138,121      122,387
Notes receivable, long-term                                   7,687        5,813
Investments in affiliated companies                           4,215        4,874
Property, plant and equipment:
  Land                                                        3,561        3,270
  Buildings                                                  30,033       26,018
  Machinery and equipment                                   225,683      191,195
  Other, including furniture, fixtures and vehicles          35,359       26,772
                                                            294,636      247,255
  Less accumulated depreciation                            (113,957)     (91,369)
                                                            180,679      155,886
Other assets                                                 37,413       33,084
       Total assets                                        $368,115     $322,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion
    of long-term debt                                      $ 16,068     $  4,884
  Accounts payable                                           21,807       28,089
  Customer deposits                                           4,803        3,131
  Accrued commissions                                         2,268        2,184
  Accrued expenses                                           25,505       20,384
  Taxes on income                                             6,465        1,607
       Total current liabilities                             76,916       60,279
Long-term debt and notes payable                              2,325          182
Deferred income taxes                                         5,816        7,780
Other liabilities                                             2,088          759
Stockholders' equity:
  Common stock, par value $1, 30,000,000 authorized shares;
  issued: 15,690,355 in 1996 and 14,801,230 in 1995          15,690       14,801
  Additional paid-in capital                                145,950      137,587
  Retained earnings                                         123,103      104,795
  Cumulative translation adjustments                         (3,386)      (3,671)
  Unearned compensation                                        (387)        (468)
       Total stockholders' equity                           280,970      253,044
       Total liabilities and stockholders' equity          $368,115     $322,044

The accompanying notes are an integral part of these financial statements.

                                        -3-
/4


                                IONICS, INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                               (Dollars in thousands)
                                                              Nine Months Ended
                                                                 September 30,
                                                               1996        1995
Operating activities:
  Net income                                                 $ 19,378    $ 14,977
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                             19,007      15,154
     Provision for losses on accounts and notes receivable        700         477
     Compensation expense on restricted stock awards               81          45
     Changes in assets and liabilities:
        Notes receivable                                       (1,074)       (583)
        Accounts receivable                                    (5,829)     (4,921)
        Inventories                                            (3,668)     (2,183)
        Other current assets                                     (709)       (561)
        Investments in affiliates                                 658         487
        Accounts payable and accrued expenses                  (8,830)     (3,626)
        Income taxes                                            6,053       2,238
        Other                                                   1,950        (802)
           Net cash provided by operating activities           27,717      20,702
Investing activities:
  Additions to property, plant and equipment                  (36,797)    (37,767)
  Purchase of long-term investments                                 -      (3,000)
  Sale of short-term investments                                    -       4,047
           Net cash used by investing activities              (36,797)    (36,720)
Financing activities:
  Principal payments on current debt                          (10,445)    (12,499)
  Proceeds from issuance of current debt                       20,385      17,303
  Principal payments on long-term debt                         (2,340)          -
  Proceeds from stock option plans                              3,330       2,959
           Net cash provided by financing activities           10,930       7,763
Effect of exchange rate changes on cash                           (67)         (2)
Net change in cash and cash equivalents                         1,783      (8,257)
Cash and cash equivalents at beginning of period                9,479      15,062
Cash and cash equivalents at end of period                   $ 11,262    $  6,805
The accompanying notes are an integral part of these financial statements.

                                  -4-
/5



                        IONICS, INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1996 and December 31, 1995, the consolidated results of its operations for the three and nine months ended September 30, 1996 and 1995 and the consolidated cash flows for the nine months then ended.

    2. The consolidated results of operations of the Company for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results of operations to be expected for the full year.

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

    5. In July 1996, the Company acquired 100% of the stock of Separation Technology, Inc. (STI) for approximately $2.5 million through the issuance of 58,000 shares of common stock. STI is a leading supplier of membrane-based purification equipment and related services to the food industry with particular emphasis on dairy and beverage applications.

        The acquisition was accounted for under the purchase method with the results of STI included from July 1, 1996. Goodwill of approximately $4 million is being amortized on a straight-line basis over twenty years. Pro forma results of operations have not been presented, as the effect of this acquisition on the financial statements was not material.

                                 -5-
/6



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 1996 with the Three and Nine Months Ended September 30, 1995

Revenues for the third quarter of 1996 increased 29.6% to $84.5 million from $65.2 million in 1995. Revenues for the nine-month period increased 30.1% to $237.3 million from $182.3 million in the comparable period in 1995. Revenues were higher in all three business segments for both the three and nine-month periods. The largest increase in revenues for both the third quarter and the nine-month period was in the Water, Food and Chemical Supply segment.

Revenues from the Membranes and Related Equipment segment grew in both the third quarter and the nine-month period due primarily to continuing strength in the sale of ultrapure water systems to the semiconductor market. Growth was also experienced through increased sales of instrumentation and water desalting equipment during both periods. The increase in this segment was partially offset by a decrease in revenues from the sale of wastewater treatment equipment during both the quarter and nine-month period.

Revenues from the Water, Food and Chemical Supply segment increased in both periods due primarily to strength in the ultrapure water supply business. The Company's internal growth in ultrapure water supply was augmented by the acquisitions of Ahlfinger Water Company in November 1995 and Apollo Ultrapure Water Systems in January 1996. Revenues also increased in the municipal water supply and food processing businesses during both periods, primarily due to the acquisitions of Aqua Design, Inc. in January 1996 and Separation Technology, Inc. in July 1996.

Consumer Products revenues increased in both the third quarter and the nine-month period. Revenues increased in the bottled water, home water purification and bleach-based consumer products businesses during each period. These increases resulted from both increases in the customer base and the openings of three new bottled water distribution facilities in Richmond, Virginia; Cleveland, Ohio; and Providence, Rhode Island.

Cost of sales as a percentage of revenues for the third quarter was 67.6% in 1996 and 67.7% in 1995. For the nine-month period, cost of sales as a percentage of revenues was 66.9% both in 1996 and in 1995.

                                 -6-
/7



In the Membranes and Related Equipment segment, the gross margin percentage improved in both the third quarter and the nine-month period. This primarily reflected an improvement in the mix of contracts, particularly within the wastewater treatment and instrumentation businesses, partially offset by a change in the mix of ultrapure water equipment contracts.

In the Water, Food and Chemical Supply segment, cost of goods sold increased as a percentage of revenues during both periods. This increase reflected the acquisition of Separation Technology, Inc. whose manufacturing costs have not yet reflected the synergies which we believe will be available through continued integration with the other businesses within this segment. This increase also reflected increased competitive pressure within the industrial bleach market in the United Kingdom.

The Consumer Products segment experienced improvement in the gross margin percentage in both the third quarter and nine-month period. This improvement primarily reflected the achievement of certain product cost reductions, price increases and an overall improvement in the mix of consumer products sold.

Operating expenses as a percentage of revenues increased slightly in the third quarter to 20.5% in 1996 from 20.0% in 1995, reflecting a change in the mix of various selling expenses. For the nine-month period, operating expenses as a percentage of revenues of 21.2% in 1996 were approximately the same as 1995.

Interest income decreased during both the third quarter and nine-month period. This was a result of lower average invested cash balances for both periods.

Financial Condition

Working capital decreased by $0.9 million during the first nine months of 1996 and the current ratio decreased to 1.8 at September 30, 1996 from 2.0 at December 31, 1995. Cash provided from net income and depreciation totaled $38.4 million during the first nine months of 1996, while the primary uses of cash were for additions to property, plant and equipment and for payments on current debt. Significant capital expenditures were incurred to support growth in bottled water operations, bleach operations, trailers and other "own and operate" facilities.

At September 30, 1996, the Company had $11.3 million in cash and cash equivalents, an increase of $1.8 million from December 31, 1995. This increase was, however, offset by an increase in short-term borrowings of $11.2 million over the corresponding period. The Company believes that its cash and cash equivalent balances, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.

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

































                                    -8-
/9




                        PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11 - Computation of Earnings Per Share (included on Page 12 of this report).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1996.

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



                                 IONICS, INCORPORATED



Date:   November 13, 1996        By: /s/Arthur L. Goldstein
                                     Arthur L. Goldstein
                                     Chairman and Chief Executive Officer
                                     (duly authorized officer)



Date:   November 13, 1996        By: /s/Robert J. Halliday
                                     Robert J. Halliday
                                     Vice President, Finance
                                     (chief financial officer)

















                                   -10-
/11








                               EXHIBIT INDEX

                                                             Sequentially
                                                              Numbered
Exhibit                                                         Page

  11    Computation of Earnings Per Share                        13
  27    Financial Data Schedule                                  14
                                                         (for electronic
                                                          purposes only)






























                                  -11-
/12