Form 10-K405
period 1996-12-31
IONICS INC
filed 1997-03-28
CIK 52466

FORM 10-K

              SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC 20549

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 31, 1996

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value of the voting stock held by non-affiliates as of March 21, 1997 was $715,710,320 (15,559,320 shares at $46 per share) (includes shares owned by a trust for the indirect benefit of a non-employee director, and by a trust for the indirect benefit of a spouse of a non-employee director).


          (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 21, 1997, 15,913,621 shares of Common Stock, $1 par value, were issued and outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Stockholders. Parts I, II
                                                    (for Item 201
                                                    information)
                                                    and IV

Portions of the Definitive Proxy Statement for
the Annual Meeting of Stockholders to be held
on May 8, 1997.                                     Part III



























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

     The Company's business activities are divided into three segments: Membranes and Related Equipment; Water, Food and Chemical Supply; and Consumer Products, which in 1996 accounted for approximately 46%, 34% and 20% of revenues, respectively. Approximately 36% of the Company's 1996 revenues were derived from foreign sales or operations. Since 1985, the Company has pursued a strategy of expanding beyond its traditional focus of selling desalination plants and equipment by owning and operating its own equipment to produce and sell water, food and chemicals. In 1996, the Water, Food and Chemical Supply and Consumer Products business segments accounted for 66% of the Company's earnings before interest and taxes.

     Currently, the Company's three business segments encompass ten business areas or applications described by the Company as its "Ten-Cylinder EngineSM" strategy. The description of the Company's business segments under this Item is further divided into a description of these business areas.

     Over forty years ago, the Company pioneered the development of the ion-exchange membrane and the electrodialysis process. Since that time, the Company has expanded its separations technology base to include a number of membrane and non-membrane-based separations processes which the Company refers to as "The Ionics ToolboxSM." These separations processes include electrodialysis reversal (EDR), reverse osmosis (RO), ultrafiltration (UF), microfiltration (MF), electrodeionization
(EDI), electrolysis, ion exchange, carbon adsorption, and thermal processes such as evaporation and crystallization, as well as solvent extraction and recovery processes. The Company believes that it is the world's leading manufacturer of ion-exchange membranes and of membrane-based systems for the desalination of water.

     The Company was incorporated in Massachusetts in 1948.  The
Company's principal executive offices are located at 65 Grove
Street, Watertown, Massachusetts 02172.


Financial Information About Business Segments

     The information contained in Note 14 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to
Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Membranes and Related Equipment

     The Company's Membranes and Related Equipment business segment, which accounted for approximately 46% of revenues in 1996 and provides membrane-based and other advanced technology systems to the municipal and industrial markets, is divided into four market areas: desalination and related water treatment equipment; wastewater treatment equipment; instruments; and ultrapure water equipment.

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

     The Company sells a wide spectrum of products and systems to serve this market which utilize technologies including electrodialysis reversal, ion exchange, electrodeionization, reverse osmosis, ultrafiltration, and carbon adsorption. Depending on the customers' needs, the Company provides standardized versions of systems utilizing one or more of the technologies mentioned, or can supply complete turnkey plants that may include standardized models as well as peripheral water treatment equipment, complete engineering services, process and equipment design, project engineering, commissioning, operator training and field service.

     2.    Wastewater Treatment Equipment

     The market for wastewater treatment, recycle and reuse has shown significant growth as world demand for water of specified quality continues to increase and as regulations limiting waste discharges to the environment continue to mount. The wastewater market is increasingly driven by the concept of Total Water ManagementSM, which involves the recognition that the water streams which enter, leave or become part of a process can be managed to achieve overall economic efficiencies. Ionics services the wastewater market with brine concentrators and crystallizers, traditional wastewater treatment equipment, and special electrodialysis reversal membrane-based concentrators for recycle and reuse.



     The Company designs, engineers and constructs brine concentrators, evaporators and crystallizers which are used to clean, recover and recycle wastewater, particularly in zero liquid discharge industrial uses. Such systems may also incorporate electrodialysis reversal membrane systems as preconcentrators. Ionics also holds a license for a patented solvent extraction technology known as B.E.S.T. (Basic Extraction Sludge Technology), which separates contaminated sludges, sediments and soils into oil, water and solids and has potential use for cleanup of toxic organic materials at contaminated sites.

     Ionics also designs, engineers and constructs customized systems for industrial wastewater customers which may include conventional treatment systems as well as advanced separation technologies such as electrodialysis reversal, reverse osmosis, electrolysis and microfiltration. Typical industrial customers are power stations, chemical and petrochemical plants, metal-working and automobile factories, textile manufacturers and a variety of other industrial applications. The Company also provides custom and packaged sewage treatment systems for municipalities.

     3.    Instruments

     The Company sells instruments to measure water quality for industrial and government customers. In 1996, the Company acquired Sievers Instruments, Inc. (Sievers), located in Boulder, CO. Sievers manufactures, among other instruments, total organic carbon (TOC) monitors used primarily in ultrapure water applications in the semiconductor and pharmaceutical industries, which complement the Company's existing TOC monitor line for process water and wastewater applications. The Company's instrument products, which are used both in the laboratory and on-line, measure and detect, among other things, total carbon, TOC, nitric oxide, chemical oxygen demand and total oxygen demand. The Company also sells instruments for the measurement of dissolved metals which are sensitive to the part-per-billion range and specific chemical analyzers for ammonia, phosphates, nitrates and chlorine.

     4(a). Ultrapure Water Equipment

     Ultrapure water, which has been purified by a series of processes to the degree that remaining impurities are measured in parts per billion or trillion, is required for specialized industrial uses. The demand for technologically advanced ultrapure water equipment and systems has increased as the industries which use ultrapure water have become more knowledgeable about their quality requirements. Ultrapure water needs are particularly important in the semiconductor, pharmaceutical, petroleum and power generation industries. The semiconductor industry in particular has increasingly demanded higher purity water as the circuits on silicon wafers have become more densely packed.


     The recent increasing worldwide demand for computer chips has sparked a worldwide boom in the construction of fabrication facilities and the associated need for ultrapure water equipment. The Company supplies sophisticated ultrapure water systems to the semiconductor, electronics and power industries which utilize a combination of electrodialysis reversal, ion-exchange, electrodeionization, reverse osmosis and ultrafiltration technologies. These systems are either trailer-mounted or land-based and vary from standardized modules to large multimillion dollar systems, depending on the customer's requirements.

Water, Food and Chemical Supply

     The Water, Food and Chemical Supply business segment accounted in 1996 for approximately 34% of the Company's revenues. The Company's strategy is to sell, where appropriate, water, food products and chemicals produced by its membrane-based equipment, rather than selling the equipment itself. The Water, Food and Chemical Supply business segment can be divided into four market areas: ultrapure water supply; drinking water supply; chemical supply; and food processing.

     4(b).  Ultrapure Water Supply

     In industries such as power generation, semiconductors, pharmaceuticals and biotechnology, ultrapure water is critical to product quality and yield. Depending on the composition and quantity of the impurities to be removed or treated, any one of several membrane separations methods can be utilized to provide ultrapure water to the customer. Ionics has pioneered in the application of three membrane technologies (EDR, RO and UF) combined together in a mobile system called the "triple membrane" trailer for use in the commercial processing of ultrapure water. Ionics provides ultrapure water services and the production and sale of ultrapure water from trailer-mounted units at customer sites.

     Ionics has also commercially implemented its new electrodeionization (EDI) technology in the production of ultrapure water. EDI is a continuous, electrically driven, membrane-based water purification process which produces ultrapure water without the use of strong chemical regenerants, such as sulfuric acid and caustic soda, which are commonly required. The Company's new TMT-II trailers utilize a combination of EDI, RO and UF technologies and represent what the Company believes to be the most advanced technology used in the commercial processing of ultrapure water.

     At the end of 1996, the Company had a total capacity, installed or under construction, of approximately 13,000 gallons per minute for the production of ultrapure water under long-term contracts with various industries.




     In January 1996, the Company acquired Apollo Ultrapure
Water Systems, Inc., based near Los Angeles, enabling the
Company to provide additional resources to service the growing
Southern California ultrapure water market.

     One of the Company's important ultrapure water service activities is ion exchange regeneration services, which are provided at four U.S. locations. The Company also provides system sanitization and high-flow deionization services at customer sites.

     5.    Drinking Water Supply

     Ionics' position as a seller of purified or treated water has evolved from its traditional role as a supplier of water treatment equipment. In certain situations, opportunities are available for the Company to provide a complete service package involving financing, construction, operation and maintenance of water treatment facilities.

     Ionics, through its wholly owned subsidiary, Ionics Iberica, S.A., owns and operates a 5.5 million gallon per day capacity brackish water EDR facility and a 3.6 million gallon per day RO seawater facility on Grand Canary Island, Spain. Under long-term contracts, the Company is selling the desalted water from both facilities to the local water utility for distribution.

     The Company's wholly owned subsidiary, Ionics (Bermuda) Ltd., owns and operates a 600,000 gallon per day EDR brackish water desalting plant on the island of Bermuda. This plant supplies fresh water under a long-term contract with Watlington Waterworks Ltd., a Bermuda corporation partially owned by Ionics.

     Through its acquisition of Aqua Design, Inc. in January
1996, the Company owns and operates approximately 35 desalination plants on a number of Caribbean islands, which provide drinking water to hotels, resorts and governmental entities.
















     6.    Chemical Supply

     In the chemical supply area, the Company uses its CloromatR electrolytic membrane-based technology to produce sodium hypochlorite and related chlor-alkali chemicals for industrial, commercial and other non-consumer applications.
The Company's wholly owned Australian subsidiary, Elite
Chemicals Pty. Ltd., utilizes Cloromat systems to produce sodium hypochlorite on-site in Brisbane for the industrial, commercial and janitorial supply of bleach products, and to supply sodium hypochlorite to treat the City of Brisbane's drinking water supply under a five-year contract.

     The Company's wholly owned English subsidiary, Ionics (U.K.) Limited, engages in sales of bulk bleach produced by Cloromat facilities in Bridgwater and Thetford, England. These facilities supply bleach directly to manufacturers of cellophane and household cleaning products, respectively, and also supply bleach in bulk form to the regional market.

     7.    Food Processing

     In 1994, the Company commenced operations under an agreement with a major U.S. dairy cooperative overseeing whey processing activities at two plants owned by the cooperative. Included in the equipment being utilized by the Company at these plants are its ElectromatR electrodialysis systems. The Company receives a processing fee for its services based on the production of demineralized whey.

     In July 1996, the Company acquired Separation Technology, Inc. (STI), with headquarters in St. Paul, MN. STI is a supplier of membrane-based purification equipment and services to the food industry. Systems built by STI are used primarily for the concentration, clarification or fractionation of fluid food products or food plant effluents. Representative uses include the concentration of cheese whey, milk and juice, the production of whey protein concentrates, and the clarification of brine for reuse and recovery of spent caustic.

Consumer Products

     The Company's Consumer Products business segment accounted for approximately 20% of the Company's revenues in 1996. The
Company's consumer products serve the bottled water, home water purification and consumer bleach product market areas.

     8. Aqua CoolR Pure Bottled Water

     Ionics entered the bottled water business in 1984. The Company's strategy is to utilize its proprietary desalination and purification technology to produce a brand of drinking water, named Aqua Cool Pure Bottled Water, which can be



8
reproduced with uniform consistency and high quality at numerous locations around the world. Distribution operations have been established to serve the areas in and around London, Manchester, Birmingham, Bristol and Leeds, England; a number of metropolitan areas in the eastern, southeastern and central United States; and, through joint ventures, in Bahrain, Kuwait and Saudi Arabia. The Company's business focuses on the sale of Aqua Cool in five-gallon bottles to a variety of commercial and residential customers.

     At the end of 1996, there were a total of 27 Aqua Cool distribution centers in the United States and overseas, supplied with Aqua Cool by seven regional water purification and bottling facilities, supplying a customer base of approximately 100,000.

     9.    Home Water Purification Systems

           Point-of-Use Devices

     The Company participates in the "point-of-use" market for over- and under-the-sink water purifiers through the manufacture and sale of HYgeneR, a proprietary, EPA-registered, silver-impregnated activated carbon filtering medium, and through the sale of reverse osmosis and activated carbon-based filtering devices. The Company incorporates HYgene, which is designed to prevent bacterial build-up while providing the capability of removing undesirable tastes and odors from the water supply, into its own bacteriostatic water conditioners and also sells HYgene to manufacturers of household point-of-use water filters.

           Point-of-Entry Devices

     Ionics' point-of-entry water products include ion exchange water conditioners to "soften" hard water, and chemicals and media for filtration and treatment. The Company sells its products, under the General Ionics and other brand names, through both independent distributorships and wholly owned sales and service dealerships.

     10.   Bleach-Based Consumer Products

     The Company's Elite New England division operates a Cloromat facility to produce and distribute bleach-based products for the consumer market, primarily one-gallon bleach products under private label or under the Company's own "EliteR", "Super ValueTM" and "UltraPureTM" brands, and methanol-based automobile windshield wash solution. These operations are conducted in a 129,000 square foot manufacturing facility, located in Ludlow, Massachusetts. A recently purchased facility in Elkton, Maryland will serve as the Mid-Atlantic regional manufacturing and distribution center for bleach-based and related consumer products.


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

Patents and Trademarks

     The Company believes that its products, know-how, servicing network and marketing skills are more significant to its business than trademarks or patent protection of its technology. Nevertheless, the Company has a policy of applying for patents both in the United States and abroad on inventions made in the course of its research and development work for which a commercial use is considered likely. The Company owns numerous United States and foreign patents and trademarks and has issued licenses thereunder, and currently has additional pending patent applications. Of the 99 outstanding U.S. patents held by the Company, a substantial portion involves membranes, membrane technology and related separations processes such as electrodialysis and electrodialysis reversal, reverse osmosis, ultrafiltration and electrodeionization. The Company does not believe that any of its individual patents or groups of related patents, nor any of its trademarks, is of sufficient importance that its termination or abandonment, or the cancellation of licenses extending rights thereunder, would have a material adverse effect on the Company.


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

Backlog

     The Company's backlog of firm orders was $210,505,000 at December 31, 1996 and $175,409,000 at December 31, 1995. For
multi-year contracts, the Company includes in reported backlog the revenues associated with the first five years of the contract. For multi-year contracts which are not otherwise included in backlog, the Company includes in backlog up to one year of revenues. Ionics expects to fill approximately 76% of its December 31, 1996 backlog during 1997. The Company does not believe that there are any seasonal aspects to these backlog figures.

Government Contracts

     The Company does not believe that any of its sales under U.S. Government contracts or subcontracts during 1996 are subject to renegotiation. The Company has not had adjustments to its negotiated contract prices, nor are any proceedings pending for such adjustments.


Research and Development

     Since the development of the ion exchange membrane and the EDR process, Ionics has continued its commitment to research and development directed toward products for use in water purification, processing and measurement, and separations technology. The Company's research and development expenses were approximately $5,108,000 in 1996, $4,180,000 in 1995, and
$3,372,000 in 1994.

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

     In 1996, the International Desalination Association released a report providing data regarding the manufacturers of desalination equipment. According to the report, which covered land-based water desalination plants delivered or under construction as of December 1995, with a capacity to produce 100 cubic meters (approximately 25,000 gallons) or more of fresh water daily, Ionics ranked first in terms of the cumulative number of such plants sold, having sold 1,414 plants of such capacity, more than the next three manufacturers combined. When compared only to manufacturers of membrane-type desalination equipment, Ionics ranked first in both number of units sold and the total capacity of units sold.

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





Environmental Matters

     Continued compliance by the Company and its subsidiaries with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is expected to have no material effect upon capital expenditures, earnings or the competitive position of the Company or any of its subsidiaries.

     The Company is one of approximately 1,000 potentially responsible parties (PRPs) at a Superfund site at Solvent Recovery Services of New England in Southington, Connecticut (the "SRS Site"). The Company's volumetric ranking in comparison to the total volume of wastes treated at the SRS Site is approximately 0.5%. A non-time critical removal action, consisting of containment, pumping, and treatment of the most heavily contaminated non-bedrock groundwater, was completed in 1995. Combined assessments to date against all PRPs for non-time critical removal actions and other work total $9.73 million. The Company's share of these assessments is approximately $51,000. The ultimate site cleanup cost is currently not expected to exceed $59 million, of which the Company's share would not exceed $308,000 including the amounts already assessed against the Company. While it is too soon to predict the scope and cost of the final clean-up remedy that the EPA will select, based on the Company's small volumetric ranking and the identities of the larger PRPs, which include many substantial companies, the Company believes that its liability in this matter will not have a material effect on the Company or its financial position.

During 1995, the Company acquired certain real property in Maryland to accommodate expansion of the Elite bleach-based consumer chemicals business. Prior to its acquisition by the Company, the property had been determined to have some contamination of soil and groundwater. In conjunction with the purchase, the Company worked closely with the Maryland Department of the Environment and, based upon an environmental study completed by a third party consultant, reached a preliminary agreement regarding treatment. Based upon the costs of treatment identified by the consultant, the Company has provided a conservative accrual, recorded as part of the cost of the property. The Company believes that additional liability associated with treatment of the property, if any, will not have a material effect on the Company or its financial condition.









     The Company has never had a product liability claim grounded in environmental liability, and believes that the nature of its products and business makes such a claim unlikely.

Employees

     The Company and its consolidated subsidiaries employ approximately 1,850 full-time persons, none of whom are represented by unions except for the employees of the Company's Australian subsidiary and certain employees of the Company's Spanish subsidiary. The Company considers its relations with its employees to be good.

Foreign Operations

     The Company's sales to customers in foreign countries primarily involve desalination systems, water and wastewater treatment systems, sodium hypochlorite, Cloromat systems, related products and services related to the foregoing systems, and bottled water. The Company seeks to minimize financial risks relating to its international operations. Wherever possible, the Company obtains letters of credit or similar payment assurances denominated in U.S. dollars. If U.S. dollar payments cannot be secured, the Company, where appropriate, enters into foreign currency hedging transactions. The Company also uses foreign sources for equipment parts and may borrow funds in local (foreign) currencies to offset the asset risk of foreign currency devaluation. Net foreign currency transaction gains included in income before taxes totalled $548,000 in 1996, $58,000 in 1995 and $23,000 in 1994.

     Ionics engages in certain foreign operations both directly and through the following wholly owned subsidiaries: Ionics (Bermuda) Ltd.; Ionics Iberica, S.A.; Ionics (U.K.) Limited; Ionics Italba, S.p.A.; Ionics Nederland B.V.; Global Water Services, S.A.; Elite Chemicals Pty. Ltd.; Eau et Industrie; Resources Conservation Co. International; Ionics (Korea) Ltd.; and Ionics Foreign Sales Corporation Limited. In January 1996, Ionics acquired Aqua Design, Inc., which has a number of subsidiaries and affiliates incorporated in various Caribbean jurisdictions which are engaged in seawater desalination operations.

     The Company engages in various foreign operations through investments in affiliated companies and joint venture relationships. The activities include the production, sale and distribution of bottled water through a 40% owned affiliate in Bahrain, a 40% owned affiliate in Saudi Arabia, and a 49% owned affiliate in Kuwait.






  In addition, the Company has a 19% ownership interest in Watlington Waterworks Ltd. in Bermuda. Watlington collects, treats and distributes water throughout Bermuda for both potable and non-potable uses. The Company also has a 50% ownership interest in Yuasa-Ionics Co., Ltd., Tokyo, Japan, which among its activities serves as a distributor of certain of the Company's products in Japan; a 49% ownership interest in Ionics-Mega s.r.o., a limited liability company of the Czech Republic established to pursue water treatment opportunities in that country; and a 20% interest in Aguas Tratadas de Cadereyta, S.A. de C.V., a company organized to provide water treatment services in Mexico.

     Further geographical and financial information concerning the Company's foreign operations appears in Notes 1, 5, 8, 9,
12, 13 and 14 to the Company's Consolidated Financial
Statements included as part of the Company's 1996 Annual Report to Stockholders, which Notes are incorporated herein by reference.

Financial Information About Foreign and
Domestic Operations and Export Sales

     The information contained in Note 14 of Notes to Consolidated Financial Statements contained in the Company's
Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 2.  PROPERTIES

     The Company owns or leases and occupies various manufacturing and office facilities in the United States and abroad. The principal facilities owned by the Company include two buildings in Watertown, Massachusetts, containing approximately 250,000 square feet and housing executive offices, laboratories and manufacturing and assembly operations; a 234,000 square foot facility in Elkton, Maryland which will be utilized primarily for consumer bleach and automobile windshield wash product packaging and distribution; a 129,000 square foot facility in Ludlow, Massachusetts which is utilized primarily for packaging and distribution of consumer bleach and windshield wash products; two buildings in Bridgeville, Pennsylvania containing approximately 77,000 square feet and housing manufacturing operations for home water treatment equipment and fabricated products; and other facilities in the U.S. and overseas for various operations relating to the business of the Company.

     The Company makes use primarily of leased facilities for its Aqua Cool bottled water distribution centers at 27 locations in the U.S. and overseas.

     The Company considers the business facilities that it utilizes to be adequate for the uses to which they are being put.

Item 3.  LEGAL PROCEEDINGS

     The Company is involved in the normal course of its business in various litigation matters. Although the Company's counsel is unable to determine at the present time whether the Company will have any liability in any of the pending matters, some of which are in the early stages of pre-trial discovery, the Company believes generally that it has meritorious defenses and that none of the pending matters will have an outcome material to the financial condition or business of the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.







































                            PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1996. The information set forth on page 32 entitled "Common Stock Price Range" and on the inside back cover of such Annual Report is hereby incorporated by reference.

     During 1996, the Company issued a total of 1,062,277 shares of Common Stock to the stockholders of four closely held corporations that were acquired by the Company during the year, and to the principal of a proprietorship, the assets of which were acquired by a subsidiary of the Company during the year. The details of these transactions are as follows:

                                              Agreed    1933 Act
                                     Shares    Value    Exemption
Acquisition                 Date     Issued  Per Share  Relied Upon

Aqua Design, Inc. and       1/3/96  222,977   $44.29    Section 4(2)
 related companies
 (stock)

Apollo Ultrapure Water      1/10/96 331,567   $42.00    Section 4(2)
 Systems, Inc. and
 related companies (stock)
 and real estate

Sievers Instruments, Inc.   5/31/96 447,258   $47.06    Rule 506
 (stock)

Separation Technology, Inc. 7/25/96  58,000   $42.00    Section 4(2)
 (stock)

Mark Keenan (assets)        12/6/96   2,475  $48.48     Section 4(2)

In each case, the Company's Common Stock was offered to the stockholders of the company being acquired or to the seller of the assets being purchased. The Common Stock was valued in each case as an average of the last sales prices of the Common Stock as reported on the New York Stock Exchange over a stated number of days preceding either the closing date or the date of the purchase agreement.









                             II-1




With respect to the Sievers acquisition, the Company met all the requirements for compliance with a Rule 506 offering. The other acquisitions all involved either small numbers of sophisticated investors and/or non-U.S. residents, the shares issued were legended and made the subject of "stop transfer" instructions, and the only permitted sales to date have been made pursuant to resale registration statements prepared and filed pursuant to the exercise of certain registration rights granted to such stockholders.


Item 6.  SELECTED FINANCIAL DATA

    Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1996. The information set forth on page 32 of such Annual Report entitled "Selected Quarterly Financial Data (UNAUDITED)" is hereby incorporated by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

    Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1996. The information set forth on pages 16 through 18 of such Annual Report entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is hereby incorporated by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1996. The consolidated balance sheets of the Registrant as of December 31, 1996 and 1995, the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 1996, 1995 and 1994, and the related notes with the opinion thereon of Coopers & Lybrand L.L.P., independent accountants, on pages 18 through 31, and Selected Quarterly Financial Data (unaudited) on page 32, are hereby incorporated by reference.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    This item is not applicable to the Company.











                             II-2



                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 with respect to directors is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 8, 1997 to be filed with the Securities and Exchange Commission on or about March 28, 1997.

    The information regarding executive officers is as follows:
                      Age as of     Positions
Name                 March 1, 1997  Presently Held
Arthur L. Goldstein*      61        President, Chief Executive Officer
                                     and Director since 1971; Chairman
                                     of the Board since 1990
William E. Katz           72        Executive Vice President since 1983;
                                     Director since 1961
Robert J. Halliday        42        Vice President, Finance and Accounting
                                     since December 1990; Chief Financial
                                     Officer since August 1992
Stephen Korn              51        Vice President, General Counsel
                                     and Clerk since September 1989
Theodore G. Papastavros   63        Vice President since 1975 (currently
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

Item 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 8, 1997 to be filed with the Securities and Exchange Commission on or about March 28, 1997.












                               III-1




Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 8, 1997 to be filed with the Securities and Exchange Commission on or about March 28, 1997.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 8, 1997 to be filed with the Securities and Exchange Commission on or about March 28, 1997.







































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

              3.1(c) Amendment to Restated Articles of                      *
                     Organization (filed as Exhibit 3.1 to
                     Form 10-Q for quarterly period ending
                     June 30, 1996).

              3.2    By-Laws, as amended (filed as Exhibit 19 to            *
                     Form 10-Q for the quarter ended September 30,
                     1989).

     4.0 Instruments defining the rights of security holders, including indentures

              4.1    Rights Agreement, dated as of December 22, 1987,      *
                     as amended and restated as of August 15, 1989,
                     between Registrant and The First National Bank
                     of Boston (filed as Exhibit 1 to Registrant's
                     Current Report on Form 8-K dated August 30, 1989).



                             IV-1




              4.2     Indenture, dated as of December 22, 1987, between    *
                      Registrant and The First National Bank of Boston,
                      relating to Rights Agreement (filed as Exhibit 2
                      to Registrant's Current Report on Form 8-K dated
                      December 22, 1987).

              4.3     Form of Common Stock Certificate (filed as Exhibit   *
                      4.10 to Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1990).

     10.      Material Contracts

              10.1    1979 Stock Option Plan, as amended through           *
                      February 22, 1996.

              10.2    1986 Stock Option Plan for Non-Employee Directors,  33
                      as amended through February 19, 1997.

              10.3    Amended and Restated Credit Agreement between        *
                      Registrant and the First National Bank of Boston
                      dated as of December 31, 1992 (filed as Exhibit
                      10.3 to Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1992).

              10.3(1) Amendment Agreement No. 1, dated as of               *
                      December 31, 1996, to Amended and Restated
                      Credit Agreement between Registrant and The
                      First National Bank of Boston (filed as Exhibit
                      10.3(1) to Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1995).

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








                             IV-2




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

              10.10  Amendment No. 3, dated June 28, 1994, to Agreement    *
                     for Privatization of Water Supplies dated as of
                     September 18, 1990, between the Company and the City
                     of Santa Barbara, California (filed as Exhibit 10.1
                     to the Registrant's Form 10-Q for the period ending
                     June 30, 1994).

              10.11  1994 Restricted Stock Plan (filed as Exhibit 10.12    *
                     to Registrant's Annual Report on Form 10-K dated
                     March 30, 1995).

              10.12  1997 Stock Incentive Plan.                           43

     11.      Statement re: Computation of Earnings Per Share.            59

     13.      Annual Report to Stockholders of the Registrant for         60
              the year ended December 31, 1996 (only pages 16
              through 32 and the inside back cover constitute an
              exhibit to this report).

     21.      Subsidiaries of the Registrant.                             95

     23.      Consents

              23.1 Consent of Coopers & Lybrand L.L.P. to incorporation 96 by reference of that firm's report dated
                     February 18, 1997, which is included on page 18 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996.

     24.      Power of Attorney.                                          97

     27.      Financial Data Schedule.                                     **
________________________________
     *   incorporated herein by reference
     **  for electronic purposes only

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal 1996.

     Undertaking

     For purposes of complying with the amendments to the rules governing Form S-8 effective July 13, 1990 under the Securities Act of 1933, the undersigned hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's registration statements on Form S-8 Nos. 33-14194, 33-5814, 33-2092, 2-72936, 2-82780, 2-
     64255, 33-41598, 33-54293, 33-59051, 333-05225 and 33-54400.

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

                             Date:    March 27, 1997



     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 27, 1997         By/s/Arthur L. Goldstein
                                  Arthur L. Goldstein,
                                  Chairman of the Board,
                                  President and
                                  Chief Executive Officer
                                  (principal executive
                                   officer) and Director



Date: March 27, 1997         By/s/Robert J. Halliday
                                  Robert J. Halliday,
                                  Vice President, Finance
                                  and Chief Financial
                                  Officer (principal
                                  financial and principal
                                  accounting officer)







Date: March 27, 1997         By/s/Douglas R. Brown
                                  Douglas R. Brown, Director


Date: March 27, 1997         By/s/William L. Brown
                                  William L. Brown, Director


Date: March 27, 1997         By/s/Arnaud de Vitry d'Avaucourt
                                  Arnaud de Vitry d'Avaucourt,
                                  Director


Date: March 27, 1997         By/s/William E. Katz
                                  William E. Katz, Director


Date: March 27, 1997         By/s/Robert B. Luick______________
                                  Robert B. Luick, Director


Date: March 27, 1997         By/s/John J. Shields
                                  John J. Shields, Director


Date: March 27, 1997         By/s/Carl S. Sloane
                                  Carl S. Sloane, Director


DATE: March 27, 1997         By/s/Mark S. Wrighton
                                  Mark S. Wrighton, Director


Date: March 27, 1997         By/s/Allen S. Wyett
                                  Allen S. Wyett, Director
















                     IONICS, INCORPORATED
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                         PAGES

Report of Independent Accountants                           18*

Financial Statements:

     Consolidated Statements of Operations for the
     Years Ended December 31, 1996, 1995 and 1994           19*

     Consolidated Balance Sheets as of
     December 31, 1996 and 1995                             20*

     Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1996, 1995 and 1994           21*

     Consolidated Statements of Stockholders' Equity for
     the Years Ended December 31, 1996, 1995 and 1994       22*

     Notes to Consolidated Financial Statements          23-31*


Supporting Financial Statement Schedules for the years Ended
December 31, 1996, 1995 and 1994:

     Schedule II - Valuation and Qualifying Accounts     IV-8


Report of Independent Accountants on Financial
Statement Schedule                                       IV-9

__________________

All other schedules are omitted because the amounts are immaterial, the schedules are not applicable, or the required information is shown in the financial statements or the notes thereto.

* Page references are to the Annual Report to Stockholders of the Company for the year ended December 31, 1996, which pages are incorporated herein by reference.















                             IONICS, INCORPORATED

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                      Additions    Additions
                         Balance at   Charged to     Due to
                           End of     Costs and     Acquired                      Balance at
Description              Prior Year    Expenses    Businesses     Deductions(A)   End of Year
Allowance for doubtful
accounts and uncollectible
notes receivable:

     Years ended:

     December 31, 1996   $2,410,000   $1,011,000   $ 286,000      $  849,000      $2,858,000

     December 31, 1995   $2,197,000   $  579,000   $  21,000      $  387,000      $2,410,000

     December 31, 1994   $2,022,000   $  535,000   $       0      $  360,000      $2,197,000

(A)  Deductions result primarily from the write-off of accounts.































               REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Ionics, Incorporated:

     Our report on the consolidated financial statements of Ionics, Incorporated as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 has been incorporated by reference in this Form 10-K from page 18 of the 1996 Annual Report to Stockholders of Ionics, Incorporated. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index on page IV-7 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                       /s/COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
February 18, 1997





























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

              3.1(c)  Amendment to Restated Articles of                    *
                      Organization (filed as Exhibit 3.1 to
                      Form 10-Q for quarterly period ending
                      June 30, 1996).

              3.2     By-Laws, as amended (filed as Exhibit 19 to          *
                      Form 10-Q for the quarter ended September 30,
                      1989).

     4.0 Instruments defining the rights of security holders, including indentures

              4.1     Rights Agreement, dated as of December 22, 1987,     *
                      as amended and restated as of August 15, 1989,
                      between Registrant and The First National Bank
                      of Boston (filed as Exhibit 1 to Registrant's
                      current Report on Form 8-K dated August 30, 1989).

              4.2     Indenture, dated as of December 22, 1987, between    *
                      Registrant and The First National Bank of Boston,
                      relating to Rights Agreement (filed as Exhibit 2
                      to Registrant's Current Report on Form 8-K dated
                      December 22, 1987).

              4.3     Form of Common Stock Certificate (filed as Exhibit   *
                      4.10 to Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1990).

     10.      Material Contracts

              10.1    1979 Stock Option Plan, as amended through           *
                      February 22, 1996.

              10.2    1986 Stock Option Plan for Non-Employee Directors,  33
                      as amended through February 19, 1997.

              10.3    Amended and Restated Credit Agreement between        *
                      Registrant and The First National Bank of Boston
                      dated as of December 31, 1992 (filed as Exhibit
                      10.3 to Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1992).

              10.3(1) Amendment Agreement No. 1, dated as of               *
                      December 31, 1996, to Amended and Restated
                      Credit Agreement between Registrant and The
                      First National Bank of Boston (filed as Exhibit
                      10.3(1) to Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1995).

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






              10.10   Amendment No. 3, dated June 28, 1994, to Agreement   *
                      for Privatization of Water Supplies dated as of
                      September 18, 1990 between the Company and the City
                      of Santa Barbara, California (filed as Exhibit 10.1
                      to the Registrant's Form 10-Q for the period ended
                      June 30, 1994).

              10.11   1994 Restricted Stock Plan (filed as Exhibit         *
                      10.12 to Registrant's Annual Report on Form 10-K
                      dated March 30, 1995).

              10.12   1997 Stock Incentive Plan.                          43

     11.      Statement re: Computation of Earnings Per Share.            59

     13.      Annual Report to Stockholders of the Registrant for         60
              the year ended December 31, 1996 (only pages 18
              through 31 and the inside back cover constitute an
              exhibit to this report).

     21.      Subsidiaries of the Registrant.                             95

     23.      Consents

              23.1    Consent of Coopers & Lybrand L.L.P. to              96
                      incorporation by reference of that firm's report
                      dated Februry 18, 1997, which is included on
                      page 18 of the Registrant's Annual Report to
                      Stockholders for the year ended December 31, 1996.

     24.      Power of Attorney.                                          97

     27.      Financial Data Schedule.                           (for electronic
                                                                  purposes only)



* incorporated herein by reference












