Form 10-Q
period 1997-03-31
IONICS INC
filed 1997-05-14
CIK 52466

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1997

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

          Class                   Outstanding at March 31, 1997
 Common Stock, Par Value $1            15,914,821 Shares


1/




                        IONICS, INCORPORATED

                            FORM 10-Q FOR

                    QUARTER ENDED MARCH 31, 1997

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
                                                     (for electronic
                                                      purposes only)











                                - 1 -
2/


                        PART I - FINANCIAL INFORMATION


                             IONICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (Amounts in thousands, except per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                        1997       1996
Net revenue:
  Membranes and related equipment                     $39,833    $38,622
  Water, food and chemical supply                      30,153     23,780
  Consumer products                                    17,116     15,441
                                                       87,102     77,843
Costs and expenses:
  Cost of membranes and related equipment              27,800     28,191
  Cost of water, food and chemical supply              21,464     15,728
  Cost of consumer products                             9,783      8,813
  Research and development                              1,302      1,246
  Selling, general and administrative                  16,511     14,967
                                                       76,860     68,945
Income from operations                                 10,242      8,898
Interest income                                           288        313
Interest expense                                         (236)      (137)
Equity income                                             109         76
Income before income taxes                             10,403      9,150

Provision for income taxes                              3,431      3,065
Net income                                            $ 6,972    $ 6,085

Earnings per share                                    $   .43    $   .38

Shares used in earnings per
  share calculations                                   16,402     15,942


The accompanying notes are an integral part of these financial statements.



                                      -2-
3/


                            IONICS, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                (Amounts in thousands, except share amounts)
                                                            March 31,  December 31,
                                                              1997         1996
ASSETS
Current assets:
  Cash and cash equivalents                                 $  16,313    $  12,269
  Notes receivable, current                                     3,329        3,496
  Accounts receivable                                          83,473       91,392
  Receivables from affiliated companies                         3,032        2,999
  Inventories:
    Raw materials                                              16,449       15,028
    Work in process                                             8,284        8,120
    Finished goods                                              2,882        2,852
                                                               27,615       26,000
  Other current assets                                          7,726        8,266
       Total current assets                                   141,488      144,422
Notes receivable, long-term                                     7,905        7,737
Investments in affiliated companies                             2,969        2,908
Property, plant and equipment:
  Land                                                          3,564        3,602
  Buildings                                                    33,030       33,157
  Machinery and equipment                                     235,833      233,077
  Other, including furniture, fixtures and vehicles            36,961       36,834
                                                              309,388      306,670
  Less accumulated depreciation                              (124,946)    (120,853)
                                                              184,442      185,817
Other assets                                                   37,659       37,705
       Total assets                                         $ 374,463    $ 378,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion
    of long-term debt                                       $   5,962    $  11,513
  Accounts payable                                             25,642       28,988
  Customer deposits                                             6,856        7,147
  Accrued commissions                                           2,139        2,402
  Accrued expenses                                             18,616       18,123
  Taxes on income                                               1,532          -
       Total current liabilities                               60,747       68,173
Long-term debt and notes payable                                  100        2,132
Deferred income taxes                                          12,187       14,422
Other liabilities                                               1,595        1,645
Stockholders' equity:
  Common stock, par value $1, 30,000,000 authorized shares;
  issued: 15,914,821 in 1997 and 15,823,205 in 1996            15,915       15,823
  Additional paid-in capital                                  152,188      149,337
  Retained earnings                                           137,200      130,228
  Cumulative translation adjustments                           (5,136)      (2,811)
  Unearned compensation                                          (333)        (360)
       Total stockholders' equity                             299,834      292,217
       Total liabilities and stockholders' equity           $ 374,463    $ 378,589

The accompanying notes are an integral part of these financial statements.

                                        -3-
4/


                             IONICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)
                                                             Three Months Ended
                                                                   March 31,
                                                               1997        1996
Operating activities:
  Net income                                                 $  6,972    $  6,085
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              6,855       6,156
     Provision for losses on accounts and notes receivable        371         232
     Compensation expense on restricted stock awards               27          27
     Changes in assets and liabilities:
        Notes receivable                                       (1,119)      1,043
        Accounts receivable                                     6,738      (7,727)
        Inventories                                            (1,685)     (2,940)
        Other current assets                                      494          (9)
        Investments in affiliates                                 (61)        131
        Accounts payable and accrued expenses                  (2,772)      2,446
        Income taxes                                            2,190       2,533
        Other                                                    (149)        440
           Net cash provided by operating activities           17,861       8,417
Investing activities:
  Additions to property, plant and equipment                   (7,796)    (13,562)
  Sale of short-term investments                                    -           -
  Purchase of long-term investments                                 -           -
           Net cash used by investing activities               (7,796)    (13,562)
Financing activities:
  Principal payments on current debt                           (7,363)     (1,882)
  Proceeds from issuance of current debt                          356       9,030
  Principal payments on long-term debt                              -      (2,335)
  Proceeds from stock option plans                              1,335         619
           Net cash (used)/provided by financing activities    (5,672)      5,432
Effect of exchange rate changes on cash                          (349)        (24)
Net change in cash and cash equivalents                         4,044         263
Cash and cash equivalents at beginning of period               12,269       9,479
Cash and cash equivalents at end of period                   $ 16,313    $  9,742

The accompanying notes are an integral part of these financial statements.
                                      -4-

5/






                        IONICS, INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1997 and December 31, 1996, the consolidated results of its operations for the three months ended March 31, 1997 and 1996 and the consolidated cash flows for the three months then ended.


    2. The consolidated results of operations of the Company for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results of operations to be expected for the full year.


    3. Reference is made to the Notes to Consolidated Financial Statements appearing in the Company's 1996 Annual Report as filed on Form 10-K with the Securities and Exchange Commission. There have been no significant changes in the information reported in those Notes, other than from the normal business activities of the Company, and there have been no changes which would, in the opinion of Management, have a materially adverse effect upon the Company.


    4. Certain prior year amounts have been reclassified to conform to the current year presentation with no impact on net income.


    5. In 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires restatement of all prior-period EPS data presented. Neither basic nor diluted EPS computed in accordance with SFAS 128 would be materially different from the Company's primary EPS presented in the financial statements.


                                 -5-
6/





               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Comparison of the Three Months Ended March 31, 1997
with the Three Months Ended March 31, 1996

Revenues for the first quarter of 1997 increased 11.9% to $87.1 million from $77.8 million in 1996. Revenues were higher in all three business segments with the largest increase occurring in the Water, Food and Chemical Supply segment. This was primarily due to the strong performance within our ultrapure water supply business. Revenue growth also occurred in the food processing business due to the acquisition of Separation Technology, Inc.
(STI) in July 1996.

Membranes and Related Equipment revenues grew due to continued strength in the sale of ultrapure water systems to the semiconductor market, partially offset by a reduction in revenues in the sale of wastewater systems. Revenues also increased in the Consumer Products segment due to increased sales of bottled water and home water conditioners. This was partially offset by a reduction in revenues from the sale of automobile windshield wash solution due to the relatively mild winter in the northeastern United States.

Cost of sales as a percentage of revenues was 67.8% in 1997 as compared to 67.7% in 1996. In the Membranes and Related Equipment segment, cost of sales decreased as a percentage of revenues as a result of improvements in the mix of contracts within the ultrapure equipment, wastewater and instrumentation businesses. Cost of sales as a percentage of revenues increased within the Water, Food and Chemical Supply segment resulting primarily from a different mix of revenues among own and operate contracts within the ultrapure water business. This increase also reflected the acquisition of STI, whose manufacturing costs do not yet reflect the synergies we believe will be available through continued integration with other businesses. Water, Food and Chemical Supply cost of sales also increased due to continued competitive pressure within the industrial bleach market in the United Kingdom.

Operating expenses as a percentage of revenues were 19.0% in the first quarter of 1997, down from 19.2% in the first quarter of 1996. This decrease reflected the absorption of relatively fixed operating expenses by increased sales volume and relatively favorable employee benefit costs as a percentage of labor.







                               -6-
7/




Interest expense increased during the first quarter despite a reduction in total interest costs incurred. This resulted from a reduction in the amount of capitalized interest costs.

Financial Condition

Working capital increased $4.5 million during the first three months of 1997, while the Company's current ratio increased to
2.3 at March 31, 1997 from 2.1 at December 31, 1996. Cash provided from net income, depreciation and a reduction in accounts receivable totaled $20.6 million in the first three months of 1997 while the primary uses of cash were for additions to property, plant and equipment and principal payments on current debt. Significant capital expenditures were made for the Company's bottled water operations, trailers and other "own and operate" facilities.

At March 31, 1997 the Company had $16.3 million in cash and cash equivalents, an increase of $4.0 million from December 31, 1996. Notes payable and long-term debt decreased $7.6 million in the same period. The Company believes that its cash, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.

Recent Accounting Pronouncements

In 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires restatement of all prior-period EPS data presented. Neither basic nor diluted EPS computed in accordance with SFAS 128 would be materially different from the Company's primary EPS presented in the financial statements.

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



                                 -7-
8/




                     PART II - OTHER INFORMATION



Item 2.  Changes in Securities

(c) During the quarter ended March 31, 1997, the Company issued a total of 19,366 shares of Common Stock to Personnel Hygiene Services Limited, an English corporation (PHS), in consideration of the purchase by the Company's English subsidiary of the assets of PHS's bottled water division, for a sale price of approximately $989,000. The sale took place on March 10, 1997, and the shares were valued at $51.09 per share. The sale was effected in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. The shares issued to PHS were legended and made the subject of "stop transfer" instructions, and the shares were subsequently sold pursuant to a resale registration statement prepared and filed in accordance with registration rights granted to PHS.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11- Computation of Earnings Per Share (included on Page 11 of this report).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1997.

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



                                 IONICS, INCORPORATED



Date:   May 14, 1997        By: /s/Arthur L. Goldstein
                                 Arthur L. Goldstein
                                 Chairman and Chief Executive Officer
                                 (duly authorized officer)



Date:   May 14, 1997        By: /s/Robert J. Halliday
                                 Robert J. Halliday
                                 Vice President, Finance
                                 (chief financial officer)































                                 -9-
10/







                            EXHIBIT INDEX

                                                       Sequentially
                                                         Numbered
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