Form 10-Q
period 1997-06-30
IONICS INC
filed 1997-08-14
CIK 52466

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1997

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

          Class                     Outstanding at June 30, 1997
 Common Stock, Par Value $1               15,943,997 Shares





                        IONICS, INCORPORATED

                            FORM 10-Q FOR

                     QUARTER ENDED JUNE 30, 1997

                                INDEX




                                                             Page No.

Part I  - Financial Information


          Consolidated Statements of Operations                  2


          Consolidated Balance Sheets                            3


          Consolidated Statements of Cash Flows                  4


          Notes to Consolidated Financial Statements             5


          Management's Discussion and Analysis of Results
          of Operations and Financial Condition                  7




Part II - Other Information                                     10


          Signatures                                            12


          Exhibit Index                                         13


          Exhibit 11 - Computation of Earnings Per Share        14


          Exhibit 27 - Financial Data Schedule         (for electronic
                                                        purposes only)


                                - 1 -





                        PART I - FINANCIAL INFORMATION


                             IONICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (Amounts in thousands, except per share amounts)

                                           Three Months Ended     Six Months Ended
                                                June 30,               June 30,
                                             1997       1996       1997        1996
Net revenue:
  Membranes and related equipment          $ 37,454   $34,639    $ 77,287    $ 73,261
  Water, food and chemical supply            31,562    24,512      61,715      48,292
  Consumer products                          18,095    15,751      35,211      31,192
                                             87,111    74,902     174,213     152,745
Costs and expenses:
  Cost of membranes and related equipment    26,079    24,003      53,879      52,194
  Cost of water, food and chemical supply    22,648    16,362      44,112      32,090
  Cost of consumer products                   9,772     8,565      19,555      17,378
  Research and development                    1,282     1,199       2,584       2,445
  Selling, general and administrative        16,717    15,488      33,228      30,455
                                             76,498    65,617     153,358     134,562
Income from operations                       10,613     9,285      20,855      18,183
Interest income                                 274       432         562         745
Interest expense                               (227)     (316)       (463)       (453)
Equity income                                   192       143         301         219
Income before income taxes                   10,852     9,544      21,255      18,694
Provision for income taxes                    3,583     3,104       7,014       6,169
Net income                                 $  7,269   $ 6,440    $ 14,241    $ 12,525
Earnings per share                         $    .44   $   .40    $    .87    $    .78
Shares used in earnings per
 share calculations                          16,448    16,097      16,426      16,041


The accompanying notes are an integral part of these financial statements.

                                          -2-


                            IONICS, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                  (Dollars in thousands, except par value)
                                                             June 30,  December 31,
                                                               1997        1996
ASSETS
Current assets:
  Cash and cash equivalents                                  $ 20,466    $ 12,269
  Notes receivable, current                                     3,533       3,496
  Accounts receivable                                          88,997      91,392
  Receivables from affiliated companies                         2,985       2,999
  Inventories:
    Raw materials                                              15,549      15,028
    Work in process                                             8,544       8,120
    Finished goods                                              2,700       2,852
                                                               26,793      26,000
  Other current assets                                          5,494       8,266
       Total current assets                                   148,268     144,422
Notes receivable, long-term                                     7,914       7,737
Investments in affiliated companies                             3,011       2,908
Property, plant and equipment:
  Land                                                          3,948       3,602
  Buildings                                                    32,837      33,157
  Machinery and equipment                                     241,240     233,077
  Other, including furniture, fixtures and vehicles            38,016      36,834
                                                              316,041     306,670
  Less accumulated depreciation                              (130,776)   (120,853)
                                                              185,265     185,817
Other assets                                                   37,470      37,705
       Total assets                                          $381,928    $378,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion
    of long-term debt                                        $  5,654    $ 11,513
  Accounts payable                                             23,045      28,988
  Customer deposits                                             7,884       7,147
  Accrued commissions                                           2,375       2,402
  Accrued expenses                                             20,549      18,123
  Taxes on income                                               4,859           -
       Total current liabilities                               64,366      68,173
Long-term debt and notes payable                                   85       2,132
Deferred income taxes                                           8,742      14,422
Other liabilities                                               1,297       1,645
Stockholders' equity:
  Common stock, par value $1, 30,000,000 authorized shares;
  issued: 15,943,997 in 1997 and 15,823,205 in 1996            15,944      15,823
  Additional paid-in capital                                  153,055     149,337
  Retained earnings                                           144,469     130,228
  Cumulative translation adjustments                           (5,724)     (2,811)
  Unearned compensation                                          (306)       (360)
       Total stockholders' equity                             307,438     292,217
       Total liabilities and stockholders' equity            $381,928    $378,589

The accompanying notes are an integral part of these financial statements.

                                        -3-



                             IONICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)
                                                               Six Months Ended
                                                                    June 30,
                                                               1997        1996
Operating activities:
  Net income                                                 $14,241     $12,525
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                            13,881      12,364
     Provision for losses on accounts and notes receivable       784         329
     Compensation expense on restricted stock awards              54          54
     Changes in assets and liabilities:
        Notes receivable                                      (1,151)       (510)
        Accounts receivable                                      592      (2,586)
        Inventories                                             (894)     (2,023)
        Other current assets                                   2,774         278
        Investments in affiliates                               (103)        372
        Accounts payable and accrued expenses                 (2,033)     (3,999)
        Income taxes                                           2,758       4,319
        Other                                                   (509)        686
           Net cash provided by operating activities          30,394      21,809
Investing activities:
  Additions to property, plant and equipment                 (16,093)    (30,525)
           Net cash used by investing activities             (16,093)    (30,525)
Financing activities:
  Principal payments on current debt                          (7,847)     (3,541)
  Proceeds from issuance of current debt                         207      16,984
  Principal payments on long-term debt                           (28)     (2,418)
  Proceeds from stock option plans                             1,954       1,639
           Net cash (used)/provided by financing activities   (5,714)     12,664
Effect of exchange rate changes on cash                         (390)        (39)
Net change in cash and cash equivalents                        8,197       3,909
Cash and cash equivalents at beginning of period              12,269       9,479
Cash and cash equivalents at end of period                   $20,466     $13,388

The accompanying notes are an integral part of these financial statements.

                                      -4-



                        IONICS, INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1997 and December 31, 1996, the consolidated results of its operations for the three and six months ended June 30, 1997 and 1996 and the consolidated cash flows for the six months then ended.

2. The consolidated results of operations of the Company for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results of operations to be expected for the full year.

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

5. In 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128 ("SFAS128"), "Earnings per Share." SFAS128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS128 requires restatement of all prior-period EPS data presented. Neither basic nor diluted EPS computed in accordance with SFAS128 would be materially different from the Company's primary EPS presented in the financial statements.

   In 1997, the FASB released Statement of Financial Accounting Standards No. 130 ("SFAS130"), "Reporting Comprehensive Income." SFAS130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS130 is effective for fiscal years beginning after December 15, 1997. This Statement is a disclosure-only statement.

   Also in 1997, the FASB released Statement of Financial Accounting Standards No. 131 ("SFAS131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS131 is effective for fiscal years beginning after December 15, 1997. This Statement is a disclosure-only statement.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Comparison of the Three and Six Months Ended June 30, 1997 with the Three and Six Months Ended June 30, 1996

Revenues for the second quarter of 1997 increased 16.3% to $87.1 million from $74.9 million in 1996. Revenues for the six-month period increased 14.1% to $174.2 million from $152.7 million in the comparable period in 1996. Revenues were higher in all three business segments for both the three and six-month periods. The largest increase in revenues for both the second quarter and the six-month period was in the Water, Food and Chemical Supply segment.

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

Revenues from the Water, Food and Chemical Supply segment increased in both periods due primarily to the continuing growth of the ultrapure water supply business. Revenue growth also occurred in the food processing business due to the acquisition of Separation Technology, Inc. (STI) in July 1996.

Consumer Products revenues increased during both periods, reflecting higher revenues from bottled water and home water conditioners. During the six-month period, revenues from the sales of automobile windshield wash solution decreased as a result of the relatively mild winter in the northeastern United States.

Cost of sales as a percentage of revenues for the second quarter was 67.2% in 1997 and 65.3% in 1996. For the six-month period, cost of sales as a percentage of revenues was 67.5% in 1997 and 66.6% in 1996.

In the Membranes and Related Equipment segment, cost of sales increased slightly for the second quarter due primarily to increased competitive pressure within the water desalting and related equipment business. For the six-month period, cost of sales as a percentage of revenues decreased due to improvements in the mix of contracts in the ultrapure equipment, wastewater and instrumentation businesses.

The increase in the cost of sales as a percentage of revenues during both periods in the Water, Food and Chemical Supply segment resulted primarily from changes in the mix of revenues from contracts within the ultrapure water supply business. The increase also reflected the acquisition of STI, whose manufacturing costs do not yet reflect the synergies we believe will be available through continued integration with other businesses. Cost of sales in the Water, Food and Chemical Supply segment also increased due to continued competitive pressure within the industrial bleach market in the United Kingdom.

Operating expenses as a percentage of revenues decreased during the second quarter to 20.7% in 1997 from 22.3% in 1996. For the six-month period, operating expenses as a percentage of revenues decreased to 20.6% in 1997 from 21.5% in 1996. The improvement during both periods reflected higher absorption of relatively fixed operating costs by increased sales volume.

Interest expense decreased in the second quarter due to lower borrowings outstanding. The increase in interest expense for the six-month period resulted from a reduction in the amount of capitalized interest costs.

Interest income decreased for the second quarter and six-month period due primarily to lower average interest rates and foreign exchange fluctuations.

Financial Condition

Working capital increased by $7.7 million during the first six months of 1997 and the current ratio increased to 2.3 at June 30, 1997 from
2.1 at December 31, 1996. Cash provided from net income and depreciation totaled $28.1 million during the first six months of 1997 while the primary uses of cash were for additions to property, plant and equipment and principal payments on current debt. Significant capital expenditures were incurred to support growth in bottled water operations, trailers and other "own and operate" facilities.

At June 30, 1997, the Company had $20.5 million in cash and cash equivalents, an increase of $8.2 million from December 31, 1996. In addition, short-term borrowings decreased by $5.9 million during the same period. The Company believes that its cash and cash equivalent balances, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.

Recent Accounting Pronouncements

In 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128 ("SFAS128"), "Earnings per Share." SFAS128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. SFAS128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Neither basic nor diluted EPS computed in accordance with SFAS128 would be materially different from the Company's primary EPS presented in the financial statements.

In 1997, the FASB released Statement of Financial Accounting Standards No. 130 ("SFAS130"), "Reporting Comprehensive Income." SFAS130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS130 is effective for fiscal years beginning after December 15, 1997. This Statement is a disclosure-only statement.

Also in 1997, the FASB released Statement of Financial Accounting Standards No. 131 ("SFAS131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS131 is effective for fiscal years beginning after December 15, 1997. This Statement is a disclosure-only statement.

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

                     PART II - OTHER INFORMATION




Item 4.   Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held on May 8, 1997.

(b) Arnaud de Vitry d'Avaucourt, William E. Katz and Mark S. Wrighton were re-elected as Class II Directors for a three-year term, and Daniel I.C. Wang was newly elected as a Class II Director for a three-year term. Continuing as Class III Directors until the 1998 Annual Meeting are William L. Brown, Robert B. Luick, John
     J. Shields and Allen S. Wyett. Continuing as Class I Directors until the 1999 Annual Meeting are Douglas R. Brown, Arthur L. Goldstein and Carl S. Sloane.

     Each of the Class II Directors received at least the following votes "for" election and no more than the following votes withheld:

           Votes for:           13,679,772
           Votes withheld:      112,113

(c)  The other matters submitted for stockholder approval were:

     (i) Approval and adoption of the Ionics, Incorporated 1997 Stock Incentive Plan, which replaces the 1979 Stock Option Plan as the primary employee stock incentive plan.

           Votes for:           9,489,811
           Votes against:       1,338,449
           Abstentions and
            broker non-votes:   2,963,625

     (ii) Approval of an amendment to the Corporation's 1986 Stock Option Plan for Non-employee Directors to provide for limited transferability of options granted under such Plan.

           Votes for:           13,038,797
           Votes against:       637,865
           Abstentions and
            broker non-votes:   115,223

     (iii) The selection of Coopers & Lybrand L.L.P. as the Company's auditors for 1997.

           Votes for:           13,729,678
           Votes against:       30,099
           Abstentions and
            broker non-votes:   32,107

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11- Computation of Earnings Per Share (included on Page 14 of this report).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1997.

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



                                       IONICS, INCORPORATED



Date:   August 14, 1997        By: /s/Arthur L. Goldstein
                                         Arthur L. Goldstein
                                         Chairman and
                                         Chief Executive Officer
                                         (duly authorized officer)



Date:   August 14, 1997        By: /s/Robert J. Halliday
                                         Robert J. Halliday
                                         Vice President, Finance and
                                         Chief Financial Officer

                            EXHIBIT INDEX


                                                          Sequential
Exhibit                                                   Page No.

11. Computation of Earnings Per Share                          15

27. Financial Data Schedule                               (for electronic
                                                           purposes only)