Form 10-Q
period 1997-09-30
IONICS INC
filed 1997-11-13
CIK 52466

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1997

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

                          (781) 926-2500
        (Registrant's telephone number, including area code)

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

          Class                    Outstanding at September 30, 1997
Common Stock, Par Value $1                15,976,266 Shares

1/




                        IONICS, INCORPORATED

                            FORM 10-Q FOR

                  QUARTER ENDED SEPTEMBER 30, 1997

                                INDEX



                                                                  Page No.

Part I     - Financial Information

             Consolidated Statements of Operations                   2

             Consolidated Balance Sheets                             3

             Consolidated Statements of Cash Flows                   4

             Notes to Consolidated Financial Statements              5

             Management's Discussion and Analysis of
             Results of Operations and Financial Condition           7



Part II    - Other Information                                       10

             Signatures                                              11

             Exhibit Index                                           12

             Exhibit 11 - Computation of Earnings Per Share          13

             Exhibit 27 - Financial Data Schedule                    14
                                                           (for electronic
                                                            purposes only)

                                   - 1 -
/2


                             PART I - FINANCIAL INFORMATION


                                  IONICS, INCORPORATED
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                    (Amounts in thousands, except per share amounts)

                                           Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                             1997       1996       1997       1996
Net revenue:
  Membranes and related equipment          $39,541    $37,885    $116,828   $111,146
  Water, food and chemical supply           25,638     29,038      87,353     77,330
  Consumer products                         19,934     17,588      55,145     48,780
                                            85,113     84,511     259,326    237,256
Costs and expenses:
  Cost of membranes and related equipment   27,458     26,860      81,337     79,054
  Cost of water, food and chemical supply   18,502     20,201      62,614     52,291
  Cost of consumer products                 11,086     10,095      30,641     27,473
  Research and development                   1,403      1,256       3,987      3,701
  Selling, general and administrative       16,285     16,036      49,513     46,491
                                            74,734     74,448     228,092    209,010
Income from operations                      10,379     10,063      31,234     28,246
Interest income                                361        261         923      1,006
Interest expense                              (205)      (200)       (668)      (653)
Equity income                                  205        104         506        323
Income before income taxes                  10,740     10,228      31,995     28,922
Provision for income taxes                   3,544      3,375      10,558      9,544
Net income                                 $ 7,196    $ 6,853    $ 21,437   $ 19,378
Earnings per share                         $   .44    $   .43    $   1.31   $   1.21
Shares used in earnings per
  share calculations                        16,393     16,044      16,414     16,042

The accompanying notes are an integral part of these financial statements.


                                    -2-
/3


                           IONICS, INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
               (Amounts in thousands, except share amounts)
                                                         September 30, December 31,
                                                             1997          1996
ASSETS
Current assets:
  Cash and cash equivalents                                $ 23,170     $ 12,269
  Notes receivable, current                                   3,812        3,496
  Accounts receivable                                        88,845       91,392
  Receivables from affiliated companies                       3,056        2,999
  Inventories:
    Raw materials                                            16,279       15,028
    Work in process                                           9,395        8,120
    Finished goods                                            2,544        2,852
                                                             28,218       26,000
  Other current assets                                        6,170        8,266
       Total current assets                                 153,271      144,422
Notes receivable, long-term                                   8,261        7,737
Investments in affiliated companies                           2,986        2,908
Property, plant and equipment:
  Land                                                        6,334        3,602
  Buildings                                                  32,866       33,157
  Machinery and equipment                                   242,947      233,077
  Other, including furniture, fixtures and vehicles          39,048       36,834
                                                            321,195      306,670
  Less accumulated depreciation                            (135,490)    (120,853)
                                                            185,705      185,817
Other assets                                                 49,426       37,705
       Total assets                                        $399,649     $378,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion
    of long-term debt                                      $ 15,636     $ 11,513
  Accounts payable                                           22,581       28,988
  Customer deposits                                           5,609        7,147
  Accrued commissions                                         2,297        2,402
  Accrued expenses                                           21,638       18,123
  Taxes on income                                             6,503            -
       Total current liabilities                             74,264       68,173
Long-term debt and notes payable                                 82        2,132
Deferred income taxes                                         9,111       14,422
Other liabilities                                             1,343        1,645
Stockholders' equity:
  Common stock, par value $1, 30,000,000 authorized shares;
  issued: 15,976,266 in 1997 and 15,823,205 in 1996          15,976       15,823
  Additional paid-in capital                                153,934      149,337
  Retained earnings                                         151,665      130,228
  Cumulative translation adjustments                         (6,447)      (2,811)
  Unearned compensation                                        (279)        (360)
       Total stockholders' equity                           314,849      292,217
       Total liabilities and stockholders' equity          $399,649     $378,589

The accompanying notes are an integral part of these financial statements.

                                    -3-
/4


                                IONICS, INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                               (Dollars in thousands)
                                                              Nine Months Ended
                                                                 September 30,
                                                               1997        1996
Operating activities:
  Net income                                                 $ 21,437    $ 19,378
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                             20,293      19,007
     Provision for losses on accounts and notes receivable      1,030         700
     Compensation expense on restricted stock awards               81          81
     Changes in assets and liabilities:
        Notes receivable                                       (2,324)     (1,074)
        Accounts receivable                                       185      (5,829)
        Inventories                                            (2,428)     (3,668)
        Other current assets                                    1,994        (709)
        Investments in affiliates                                 (78)        658
        Accounts payable and accrued expenses                  (3,539)     (8,830)
        Income taxes                                            5,451       6,053
        Other                                                  (1,886)      1,950
           Net cash provided by operating activities           40,216      27,717
Investing activities:
  Additions to property, plant and equipment                  (23,938)    (36,797)
  Acquisitions, net of cash acquired                           (9,604)          -
           Net cash used by investing activities              (33,542)    (36,797)
Financing activities:
  Principal payments on current debt                           (8,328)    (10,445)
  Proceeds from issuance of current debt                       10,863      20,385
  Principal payments on long-term debt                            (28)     (2,340)
  Proceeds from stock option plans                              2,634       3,330
           Net cash provided by financing activities            5,141      10,930
Effect of exchange rate changes on cash                          (914)        (67)
Net change in cash and cash equivalents                        10,901       1,783
Cash and cash equivalents at beginning of period               12,269       9,479
Cash and cash equivalents at end of period                   $ 23,170    $ 11,262

The accompanying notes are an integral part of these financial statements.

                                    -4-
/5



                        IONICS, INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1997 and December 31, 1996, the consolidated results of its operations for the three and nine months ended September 30, 1997 and 1996 and the consolidated cash flows for the nine months then ended.

    2. The consolidated results of operations of the Company for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations to be expected for the full year.

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

                                 -5-
/6



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

    6. During September 1997, the Company acquired a 55% ownership interest in Enersave Engineering Systems Sdn. Bhd. ("Enersave") for an initial payment of $9.6 million. An additional payment of up to $2 million will be required depending upon the achievement of certain future operating results. Enersave, a Malaysian company with operations in Malaysia, China and Indonesia, is a leading supplier of water and wastewater treatment systems and services in Southeast Asia. The acquisition was accounted for under the purchase method with the results of Enersave included from September 1, 1997. Goodwill of approximately $8 million is being amortized on a straight-line basis over 30 years. Pro forma results of operations have not been presented, as the effect of this acquisition on the consolidated financial statements was immaterial. Revenues for the eight-month period prior to the acquisition were approximately $10 million.

    7. In October 1997, the Company completed the acquisition of 100% of the assets and liabilities of Watertec Engineering Pty. Ltd. as Trustee of Watertec Engineering Unit Trust and two related corporations (together "Watertec") for an initial payment of $1.9 million. An additional payment of up to $0.8 million will be required depending upon the achievement of certain future operating results. Watertec is involved in the manufacture and supply of ozonation systems for water disinfection and systems for chemical metering. The acquisition was accounted for under the purchase method with the results of Watertec included from September 1, 1997. Goodwill of approximately $1.2 million is being amortized on a straight-line basis over 30 years. Pro forma results of operations have not been presented, as the effect of this acquisition on the consolidated financial statements was immaterial. Fiscal 1997 revenues for the period prior to September 1997 were approximately $2.3 million. Payment of the initial purchase price obligation of $1.9 million occurred on October 9, 1997. The obligation for payment was included in accrued expenses at September 30, 1997.

                                 -6-
/7



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Comparison of the Three and Nine Months Ended September 30, 1997 with the Three and Nine Months Ended September 30, 1996

Revenues for the third quarter of 1997 increased 0.7% to $85.1 million from $84.5 million during the third quarter of 1996. Revenues for the nine-month period increased 9.3% to $259.3 million from $237.3 million in the comparable period in 1996. Revenues increased in both the Membranes and Related Equipment and the Consumer Products segments for the three-month period. Revenues increased in all three business segments during the comparable nine-month period. The largest increase in revenues during the third quarter occurred in the Consumer Products segment while the largest increase during the nine-month period was in the Water, Food and Chemical Supply segment.

Revenues from the Membranes and Related Equipment segment grew during both the third quarter and nine-month period due primarily to continuing strength in the sale of instruments and water desalting equipment. This increase was partially offset in the third quarter by a decrease in revenues from the sale of ultrapure water equipment.
For the nine-month period, this increase was partially offset by a decrease in revenues from the sale of wastewater treatment equipment.

Revenues from the Water, Food and Chemical Supply segment decreased in the third quarter due to decreased sales of municipal water and some softness in the food processing business. The decrease in municipal water was primarily a result of the City of Santa Barbara's buyout of the desalination plant constructed and maintained by the Company.
This decrease was partially offset by increased revenues in the ultrapure water supply and chemical supply businesses. Revenues from this segment increased during the nine-month period due primarily to continuing growth in the ultrapure water supply business. This growth was partially offset by the decreased sale of municipal water noted above.

Consumer products revenues increased in both the third quarter and the nine-month period primarily reflecting higher revenues from bottled water sales. These increases resulted from an increase in the customer base, an increase in consumption by the existing customer base, particularly in the United Kingdom which experienced a relatively warm summer, and price increases.

Cost of sales as a percentage of revenues for the third quarter was 67.0% in 1997 and 67.6% in 1996. For the nine-month period, cost of sales as a percentage of revenues was 67.3% in 1997 and 66.9% in 1996.

In the Membranes and Related Equipment segment, cost of sales as a percentage of revenues decreased in both the third quarter and the nine-month period. This primarily reflected the strong performance of contracts within the ultrapure water equipment business. In addition, increased sales of instruments provided improved absorption of related

                                 -7-
/8




fixed overhead costs. This decrease in cost of sales as a percentage of revenues was partially offset by a change in the mix of revenues from the sale of water desalting equipment and related spare parts.

In the Water, Food, and Chemical Supply segment, cost of sales as a percentage of revenues increased during both periods. During both the third quarter and nine-month period, this increase primarily reflected a change in the mix of contracts for the supply of municipal water and ultrapure water.

In the Consumer Products segment, cost of sales as a percentage of revenues decreased in both the third quarter and nine-month period. This improvement primarily reflected modest bottled water price increases and the improved absorption of fixed overhead costs resulting from continued expansion of the bottled water customer base.

During the third quarter of 1997, operating expenses as a percentage of revenues of 20.8% were essentially consistent with the prior year. For the nine-month period, operating expenses as a percentage of revenues decreased to 20.6% in 1997 from 21.2% in 1996. This improvement reflected higher absorption of relatively fixed operating costs by increased sales volume.

Interest income increased during the third quarter primarily due to higher average invested cash balances. Interest income decreased during the nine-month period due to lower average interest rates and foreign exchange fluctuations.

The Company periodically enters into foreign exchange contracts to hedge certain operational and balance sheet exposures against changes in foreign currency rates. Because the impact of movements in currency exchange rates on foreign exchange contracts offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would not otherwise result
from changes in currency exchange rates.   Foreign currency contracts
are used solely for hedging and are not speculative or profit-seeking.

Financial Condition

Working capital increased by $2.8 million during the first nine months of 1997 and the current ratio of 2.1 at September 30, 1997 was approximately the same as at December 31, 1996. Cash provided from net income and depreciation totaled $41.7 million during the first nine months of 1997, while the primary uses of cash were for additions to property, plant and equipment and for the acquisition of Enersave. Significant capital expenditures were incurred to support the growth in bottled water operations, trailers and other "own and operate" facilities.

At September 30, 1997, the Company had $23.2 million in cash and cash equivalents, an increase of $10.9 million from December 31, 1996.
This increase was, however, offset by an increase in short-term

                                 -8-
/9



borrowings of $4.1 million over the corresponding period. The Company believes that its cash and cash equivalent balances, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.

Recent Pronouncements

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

In 1997, the FASB released Statement of Financial Accounting Standards No. 130 ("SFAS130"), "Reporting Comprehensive Income." SFAS130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS130 is effective for fiscal years beginning after December 15, 1997. This statement is a disclosure-only statement.

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

                                 -9-

/10




                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     On September 3, 1997, the Company was served with a third-party complaint by Sybron Chemicals, Inc. ("Sybron") and a Sybron employee, Michael Moldofsky ("Moldofsky"), in connection with litigation pending in the District Court for Dallas County, Texas, 44th Judicial District, entitled SGS-Thomson Microelectronics, Inc. v. Sybron Chemicals, Inc. and Michael Moldofsky. In the pending litigation, the plaintiff, SGS-Thomson Microelectronics, Inc. ("S-T"), alleges that defendants Sybron and Moldofsky caused S-T to incur damages of at least $24 million as a result of allegedly defective ion-exchange resin manufactured and sold to it by Sybron for use in an S-T ultrapure water facility serving one of its semiconductor plants. In the third-party complaint filed against the Company, the defendants Sybron and Moldofsky allege that in the event they are found liable to S-T, the Company may be liable to them for all or part of S-T's alleged damages. The Company installed the resin in question into deionized water vessels under a $3,500 contract with S-T. The Company disputes all material allegations made against it in the third-party complaint and believes that it properly performed its services for S-T. S-T did not bring suit against the Company. The Company intends to defend itself vigorously in this litigation, which is in the early discovery stages.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11 - Computation of Earnings Per Share (included on Page 13 of this report).

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated August 27, 1997, reporting under Item 5 the renewal of the Company's existing stockholder rights agreement through the adoption of a Renewed Rights Agreement between the Company and BankBoston N.A. as rights agent. No financial statements were required or filed.


     All other items reportable under Part II have been omitted as inapplicable or because the answer is negative, or because the information was previously reported to the Securities and Exchange Commission.

                                -10-
/11





                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 IONICS, INCORPORATED



Date:   November 13, 1997        By: /s/Arthur L. Goldstein
                                     Arthur L. Goldstein
                                     Chairman and Chief Executive Officer
                                     (duly authorized officer)



Date:   November 13, 1997        By: /s/Robert J. Halliday
                                     Robert J. Halliday
                                     Vice President, Finance
                                     (chief financial officer)



















                                   -11-
/12







                               EXHIBIT INDEX

                                                             Sequentially
                                                              Numbered
Exhibit                                                         Page

  11    Computation of Earnings Per Share                        14
  27    Financial Data Schedule                                  15
                                                         (for electronic
                                                          purposes only)
































                                  -12-
/13