Form 10-K405
period 1997-12-31
IONICS INC
filed 1998-03-30
CIK 52466

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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




State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 20, 1998 was $684,868,264 (15,698,986 shares at $43 5/8 per share) (includes shares owned by a trust for the indirect benefit of a non-employee director, and by a trust for the indirect benefit of a spouse of a non-employee director).


           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 20, 1998, 16,053,335 shares of Common Stock, $1 par value, were issued and outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Stockholders. Parts I, II
                                                    (for Item 201
                                                    information)
                                                    and IV

Portions of the Definitive Proxy Statement for
the Annual Meeting of Stockholders to be held
on May 7, 1998.                                     Part III



























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

     The Company's business activities are divided into three segments: Membranes and Related Equipment; Water, Food and Chemical Supply; and Consumer Products, which in 1997 accounted for approximately 47%, 32% and 21% of revenues, respectively. Approximately 41% of the Company's 1997 revenues were derived from foreign sales or operations. The Company has been pursuing a strategy of expanding beyond its traditional focus of selling desalination plants and equipment by also owning and operating its own equipment to produce and sell water, food and chemicals. In 1997, the Water, Food and Chemical Supply and Consumer Products business segments accounted for 58% of the Company's earnings before interest, taxes and minority interest.

     Currently, the Company's three business segments encompass ten business areas or applications described by the Company as its "Ten-Cylinder EngineSM" strategy. The following description of the Company's business segments is further divided into a description of these business areas.

     Nearly fifty years ago, the Company pioneered the development of the ion-exchange membrane and the electrodialysis process. Since that time, the Company has expanded its separations technology base to include a number of membrane and non-membrane-based separations processes which the Company refers to as "The Ionics ToolboxSM." These separations processes include electrodialysis reversal (EDR), reverse osmosis (RO), ultrafiltration (UF), microfiltration (MF), electrodeionization
(EDI), electrolysis, ion exchange, carbon adsorption, and thermal processes such as evaporation and crystallization, as well as solvent extraction and recovery processes. The Company believes that it is the world's leading manufacturer of ion-exchange membranes and of membrane-based systems for the desalination of water.

     The Company was incorporated in Massachusetts in 1948.  The
Company's principal executive offices are located at 65 Grove
Street, Watertown, Massachusetts 02172.



/3

Financial Information About Business Segments

     The information contained in Note 15 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to
Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Membranes and Related Equipment

     The Company's Membranes and Related Equipment business segment, which accounted for approximately 47% of revenues in 1997, is composed primarily of membrane-based and other advanced technology systems for the municipal and industrial markets, and is divided into four market areas: desalination and related water treatment equipment; wastewater treatment equipment; instruments; and ultrapure water equipment. The Company also fabricates specially designed products ranging from intricate small parts to very large multi-ton assemblies for various industrial and defense-related applications.

     1.    Desalination and Related Water Treatment Equipment

     Opportunities for the sale of desalination and related water treatment equipment arise from changes in the needs of people and municipalities, from industrial shifts and growth, and from environmental concerns. With less than 1% of the total water on the planet fresh and usable, desalination has played an important role in creating new water sources.

     The Company sells a wide spectrum of products and systems to serve this market which utilize technologies including electrodialysis reversal(EDR), ion exchange, electrodeionization, reverse osmosis, ultrafiltration, ozonation and carbon adsorption. Depending on the customers' needs, the Company provides standardized versions of systems utilizing one or more of the technologies mentioned, or can supply complete turnkey plants that may include standardized models as well as peripheral water treatment equipment, complete engineering services, process and equipment design, project engineering, commissioning, operator training and field service.

     In 1997, the Company introduced the new Ionics 2020TM EDR system, a third-generation brackish water desalination system incorporating several new, patented improvements at reduced cost.

     2.    Wastewater Treatment Equipment

     The market for wastewater treatment, recycle and reuse has shown significant growth as world demand for water of specified quality continues to increase and as regulations limiting waste discharges to the environment continue to mount. The wastewater





/4
market is increasingly driven by the concept of total water management, which involves the recognition that the water streams which enter, leave or become part of a process can be managed to achieve overall economic efficiencies. Ionics services the wastewater market with brine concentrators and crystallizers, traditional wastewater treatment equipment, and special electrodialysis reversal membrane-based concentrators for recycle and reuse.

     The Company designs, engineers and constructs brine concentrators, evaporators and crystallizers which are used to clean, recover and recycle wastewater, particularly in zero liquid discharge industrial uses. Such systems may also incorporate electrodialysis reversal membrane systems as preconcentrators. Ionics also holds a license for a patented solvent extraction technology which separates contaminated sludges, sediments and soils into oil, water and solids. This technology has potential use for cleanup of toxic organic materials at contaminated sites.

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

     3.    Instruments

     The Company sells instruments to measure water quality for industrial and government customers. In 1996, the Company acquired Sievers Instruments, Inc. (Sievers), located in Boulder, CO. Sievers manufactures, among other instruments, total organic carbon (TOC) monitors which are sensitive to the parts per trillion range and are used primarily in ultrapure water applications in the semiconductor and pharmaceutical industries. Sievers TOC monitors complement the Company's TOC monitor line for process water and wastewater applications. The Company's instrument products, which are used both in the laboratory and on-line, measure and detect, among other things, total carbon, TOC, sulfur, nitric oxide, chemical oxygen demand and total oxygen demand. The Company also sells instruments for the measurement of dissolved metals and specific chemical analyzers for ammonia, phosphates, nitrates and chlorine.








/5

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

     The Company supplies sophisticated ultrapure water systems to the semiconductor, electronics and power industries which utilize a combination of electrodialysis reversal, ion- exchange, electrodeionization, reverse osmosis and ultrafiltration technologies. These systems are either trailer-mounted or land-based and vary from standardized modules to large multimillion dollar systems, depending on the customer's requirements.

Water, Food and Chemical Supply

     The Water, Food and Chemical Supply business segment accounted in 1997 for approximately 32% of the Company's revenues. The Company's strategy is to sell, where appropriate, water, food products and chemicals produced by its membrane-based equipment, rather than selling the equipment itself. The Water, Food and Chemical Supply business segment can be divided into four market areas: ultrapure water supply; drinking water supply; chemical supply; and food processing.

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








/6

     Ionics has also commercially implemented its new electrodeionization (EDI) technology in the production of ultrapure water. EDI is a continuous, electrically driven, membrane-based water purification process which produces ultrapure water without the use of strong chemical regenerants, such as sulfuric acid and caustic soda, which are commonly required. The Company's TMT-II trailers utilize a combination of EDI, RO and UF technologies and represent what the Company believes to be the most advanced technology used in the commercial processing of ultrapure water.

     At the end of 1997, Company-owned equipment for the production of ultrapure water under contract with companies in various industries had a total capacity of approximately 15,000 gallons per minute.

     In January 1996, the Company acquired Apollo Ultrapure Water
Systems, Inc., based near Los Angeles, enabling the Company to provide additional resources to service the growing Southern
California ultrapure water market.

     One of the Company's important ultrapure water service activities is ion-exchange regeneration services, which are provided at four U.S. locations. The Company also provides system sanitization and high-flow deionization services at customer sites.

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







/7

     Through its Ionics Aqua Design subsidiaries, the Company owns and operates approximately 35 desalination plants on a number of Caribbean islands, which provide drinking water to hotels, resorts and governmental entities. Drinking water on these islands is usually supplied pursuant to water supply contracts with terms ranging from five to ten years.

     6.    Chemical Supply

     In the chemical supply area, the Company uses its CloromatR electrolytic membrane-based technology to produce sodium hypochlorite and related chlor-alkali chemicals for industrial, commercial and other non-consumer applications. The Company's wholly owned Australian subsidiary, Elite Chemicals Pty. Ltd. (Elite), utilizes Cloromat systems to produce sodium hypochlorite on-site in Brisbane for the industrial, commercial and janitorial supply of bleach products, and to supply sodium hypochlorite to treat the City of Brisbane's drinking water supply under a five-year contract. Elite has recently expanded its distribution of bleach products to the Sydney area.

     The Company also supplies sodium hypochlorite for industrial and commercial uses in the northeastern United States from its manufacturing facility in Ludlow, Massachusetts, which contains a Cloromat installation.

     7.    Food Processing

     Under an agreement with a major U.S. dairy cooperative, the Company oversees whey processing activities at two plants owned by the cooperative, and receives a processing fee based on the production of demineralized whey for its services. Included in the equipment being utilized by the Company at these plants are its ElectromatR electrodialysis systems.

     In July 1996, the Company acquired Separation Technology, Inc. (STI), a supplier of membrane-based purification equipment and services to the food industry based in St. Paul, MN. Systems built by STI are used primarily for the concentration, clarification or fractionation of fluid food products or food plant effluents.

Consumer Products

     The Company's Consumer Products business segment accounted for approximately 21% of the Company's revenues in 1997. The
Company's consumer products serve the bottled water, home water purification and consumer bleach product market areas.




/8

     8. Aqua CoolR Pure Bottled Water

     Ionics entered the bottled water business in 1984. The Company's strategy is to utilize its proprietary desalination and purification technology to produce a brand of drinking water, named Aqua Cool Pure Bottled Water, which can be reproduced with uniform consistency and high quality at numerous locations around the world. Distribution operations have been established to serve the areas in and around London, Manchester, Birmingham, Bristol, Leeds, Newcastle and Southampton, England; a number of metropolitan areas in the eastern, southeastern and central United States; and, through joint ventures, in Bahrain, Kuwait and Saudi Arabia. The Company's business focuses on the sale of Aqua Cool in five-gallon bottles to a variety of commercial and residential customers.

     At the end of 1997, there were a total of 29 Aqua Cool distribution centers in the United States and overseas, supplied with Aqua Cool by eight regional water purification and bottling facilities, supplying a customer base of approximately 120,000.

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

     10.   Bleach-Based Consumer Products

     The Company's Elite New England division operates a Cloromat facility to produce and distribute bleach-based products for the consumer market, primarily one-gallon bleach products under private label or under the Company's own "EliteR", "Super ValueTM" and "UltraPureTM" brands, and methanol-based automobile windshield wash solution. These operations are conducted in a 129,000 square foot manufacturing facility located in Ludlow, Massachusetts.

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

     The Company produces the membranes required for its equipment and systems that use the ED, EDR, MF, UF and EDI processes. In 1997, the Company started to produce RO membranes.
Membranes used for the RO process are also purchased from outside suppliers, and are normally available from multiple sources.

Patents and Trademarks

     The Company believes that its products, know-how, servicing network and marketing skills are more significant to its business than trademarks or patent protection of its technology. Nevertheless, the Company has a policy of applying for patents both in the United States and abroad on inventions made in the course of its research and development work for which a commercial use is considered likely. The Company owns numerous United States and foreign patents and trademarks and has issued licenses thereunder, and currently has additional pending patent applications. Of the approximately 100 outstanding U.S. patents held by the Company, a substantial portion involves membranes, membrane technology and related separations processes such as electrodialysis and electrodialysis reversal, reverse osmosis, ultrafiltration and electrodeionization. The Company does not believe that any of its individual patents or groups of related patents, nor any of its trademarks, is of sufficient importance that its termination or abandonment, or the cancellation of licenses extending rights thereunder, would have a material adverse effect on the Company.

Seasonality

     The activities of the Company's businesses are not of a seasonal nature, other than certain activities of the Consumer Products segment. Bottled water sales and bleach products for swimming pool use tend to increase during the summer months. Also, sales levels for automobile windshield wash solution increase in the winter months.








/10

Customers

     The nature of the Company's business is such that it frequently has in progress large contracts with one or more customers for specific projects; however, there is no one customer whose purchases account for 10% or more of the Company's consolidated revenues and whose loss would have a material adverse effect on the Company and its subsidiaries taken as a whole.

Backlog

     The Company's backlog of firm orders was $153,679,000 at December 31, 1997 and $210,505,000 at December 31, 1996. For
multi-year contracts, the Company includes in reported backlog the revenues associated with the first five years of the contract. For multi-year contracts which are not otherwise included in backlog, the Company includes in backlog up to one year of revenues. Ionics expects to fill approximately 77% of its December 31, 1997 backlog during 1998. The Company does not believe that there are any seasonal aspects to these backlog figures.

Government Contracts

     The Company does not believe that any of its sales under U.S. Government contracts or subcontracts during 1997 are subject to renegotiation. The Company has not had adjustments to its negotiated contract prices, nor are any proceedings pending for such adjustments.

Research and Development

     Since the development of the ion exchange membrane and the EDR process, Ionics has continued its commitment to research and development directed toward products for use in water purification, processing and measurement, and separations technology. The Company's research and development expenses were approximately $5,410,000 in 1997, $5,108,000 in 1996, and
$4,180,000 in 1995.

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





/11

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

     With respect to the Water, Food and Chemical Supply business segment, the Company competes with suppliers of ultrapure water services on a national and regional basis, and with other manufacturers of membrane-related equipment. In the chemical supply activity, the Company competes with manufacturers and distributors of sodium hypochlorite and water treatment chemicals.

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






/12

Environmental Matters

     Continued compliance by the Company and its subsidiaries with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is expected to have no material effect upon capital expenditures, earnings or the competitive position of the Company or any of its subsidiaries.

     The Company is one of approximately 1,000 potentially responsible parties (PRPs) at a Superfund site at Solvent Recovery Services of New England in Southington, Connecticut (the "SRS Site"). The Company's volumetric ranking in comparison to the total volume of wastes treated at the SRS Site is approximately 0.5%. A non-time critical removal action, consisting of containment, pumping, and treatment of the most heavily contaminated non-bedrock groundwater, was completed in 1995. The Company's share of combined assessments to date against all PRPs for non-time critical removal actions and other work totals approximately $55,000. The ultimate site cleanup cost is currently not expected to exceed $59 million, of which the Company's share would not exceed $308,000 including the amounts already assessed against the Company. While it is too soon to predict the scope and cost of the final clean-up remedy that the EPA will select, based on the Company's small volumetric ranking and the identities of the larger PRPs, which include many substantial companies, the Company believes that its liability in this matter will not have a material effect on the Company or its financial position.

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





/13

Employees

     The Company and its consolidated subsidiaries employ approximately 2,000 full-time persons, none of whom are represented by unions except for the employees of the Company's
Australian subsidiary and certain employees of the Company's
Spanish subsidiary. The Company considers its relations with its employees to be good.

Foreign Operations

     The Company's sales to customers in foreign countries primarily involve desalination systems, water and wastewater treatment systems, sodium hypochlorite, Cloromat systems, products and services related to these foregoing systems, and bottled water. The Company seeks to minimize financial risks relating to its international operations. Wherever possible, the Company obtains letters of credit or similar payment assurances denominated in U.S. dollars. If U.S. dollar payments cannot be secured, the Company, where appropriate, enters into foreign currency hedging transactions. The Company also uses foreign sources for equipment parts and may borrow funds in local (foreign) currencies to offset the asset risk of foreign currency devaluation. Net foreign currency transaction gains included in income before taxes totalled $100,000 in 1997, $548,000 in 1996 and $58,000 in 1995.

     Ionics engages in certain foreign operations both directly and through the following wholly owned subsidiaries: Ionics (Bermuda) Ltd.; Ionics Iberica, S.A.; Ionics (U.K.) Limited; Ionics Italba, S.p.A.; Ionics Nederland B.V.; Global Water Services, S.A.; Elite Chemicals Pty. Ltd.; Eau et Industrie; Resources Conservation Co. International; Ionics (Korea) Ltd.; Aqua Design, Inc., subsidiaries and affiliates; Ionics Asia-Pacific Pte Ltd.; Ionics Watertec Pty. Ltd. and Ionics Foreign Sales Corporation Limited. In 1997, Ionics acquired a 55% ownership interest in Enersave Engineering Systems Sdn Bhd, a Malaysian corporation with subsidiary operations in Indonesia and China ("Enersave").

     The Company engages in various foreign operations through investments in affiliated companies and joint venture relationships. The activities include the production, sale and distribution of bottled water through a 40% owned affiliate in Bahrain, a 40% owned affiliate in Saudi Arabia, and a 49% owned affiliate in Kuwait.

  In addition, the Company has a 19% ownership interest in Watlington Waterworks Ltd. in Bermuda. Watlington collects, treats and distributes water throughout Bermuda for both potable and non-potable uses. The Company also has a 50% ownership interest in Yuasa-Ionics Co., Ltd., Tokyo, Japan, which among its activities serves as a distributor of certain of the Company's products in Japan; a 49% ownership interest in



/14

Ionics-Mega s.r.o., a limited liability company of the Czech Republic established to pursue water treatment opportunities in that country; and, through Ionics Iberica, S.A., 20% interests in Aguas Tratadas de Cadereyta, S.A. de C.V. and Aguas Tratadas de Madero, S.A. de C.V., companies organized to provide water treatment services in Mexico.

     Further geographical and financial information concerning the Company's foreign operations appears in Notes 1, 5, 8, 9, 13, 14 and 15 to the Company's Consolidated Financial Statements included as part of the Company's 1997 Annual Report to Stockholders, which Notes are incorporated herein by reference.

Financial Information About Foreign and
Domestic Operations and Export Sales

     The information contained in Note 15 of Notes to Consolidated Financial Statements contained in the Company's
Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 2.  PROPERTIES

     The Company owns or leases and occupies various manufacturing and office facilities in the United States and abroad. The principal facilities owned by the Company include two buildings in Watertown, Massachusetts, containing approximately 250,000 square feet and housing executive offices, laboratories and manufacturing and assembly operations; a 234,000 square foot facility in Elkton, Maryland which is utilized primarily for consumer bleach and automobile windshield wash product distribution; a 129,000 square foot facility in Ludlow, Massachusetts which is utilized primarily for packaging and distribution of consumer bleach and windshield wash products; two buildings in Bridgeville, Pennsylvania containing approximately 77,000 square feet and housing manufacturing operations for home water treatment equipment and fabricated products; and other facilities in the U.S. and overseas for various operations relating to the business of the Company.

     The Company makes use primarily of leased facilities for its Aqua Cool bottled water distribution centers at 29 locations in the U.S. and overseas. The majority of these facilities contain less than 10,000 square feet.

     The Company considers the business facilities that it utilizes to be adequate for the uses to which they are being put.









/15

Item 3.  LEGAL PROCEEDINGS

     The Company is involved in the normal course of its business in various litigation matters. Although the Company is unable to determine at the present time whether it will have any liability in any of the pending matters, some of which are in the early stages of pre-trial discovery, the Company believes generally that it has meritorious defenses and that none of the pending matters will have an outcome material to the financial condition or business of the Company.

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
















/16

                             PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1997. The information set forth on page 35 entitled "Common Stock Price Range" and on the inside back cover of such Annual Report is hereby incorporated by reference.


Item 6.  SELECTED FINANCIAL DATA

    Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1997. The information set forth on page 35 of such Annual Report entitled "Statement of Operations Data" and "Balance Sheet Data" is hereby incorporated by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

    Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1997. The information set forth on pages 17 through 19 of such Annual Report entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is hereby incorporated by reference.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    This item is not yet applicable to the Company.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1997. The consolidated balance sheets of the Registrant as of December 31, 1997 and 1996, the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 1997, 1996 and 1995, and the related notes with the opinion thereon of Coopers & Lybrand L.L.P., independent accountants, on pages 19 through 34, and Selected Quarterly Financial Data (unaudited) on page 35, are hereby incorporated by reference.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    This item is not applicable to the Company.



/17

                              II-1



                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 with respect to directors is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 7, 1998 to be filed with the Securities and Exchange Commission on or about March 30, 1998.

    The information regarding executive officers is as follows:

                      Age as of     Positions
Name                 March 1, 1998  Presently Held
Arthur L. Goldstein*      62        President, Chief Executive Officer
                                     and Director since 1971; Chairman
                                     of the Board since 1990
William E. Katz           73        Executive Vice President since 1983;
                                     Director since 1961
Robert J. Halliday        43        Vice President, Finance since
                                     December 1990; Chief Financial
                                     Officer since August 1992
Stephen Korn              52        Vice President, General Counsel
                                     and Clerk since September 1989
Theodore G. Papastavros   64        Vice President since 1975;
                                     Vice President, Strategic Planning
                                     since February 1990; Treasurer from
                                     February 1990 until November 1997
A. Ernest Whiton          36        Vice President and Corporate Controller
                                     since November 14, 1997
___________________
* Member of Executive Committee

     There are no family relationships between any of the officers or directors. Officers of the Company are elected each year at the annual meeting of Directors.

     Except for Mr. Whiton, all of the above executive officers have been employed by the Company in various capacities for more than five years. Prior to joining the Company, Mr. Whiton served as an audit manager with Price Waterhouse, Boston, Massachusetts.

Item 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 7, 1998 to be filed with the Securities and Exchange Commission on or about March 30, 1998.







/18

                               III-1




Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 7, 1998 to be filed with the Securities and Exchange Commission on or about March 30, 1998.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 7, 1998 to be filed with the Securities and Exchange Commission on or about March 30, 1998.







































/19

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

     2.   Financial Statement Schedules

          See Index to Financial Statements and Financial
          Statement Schedules on page IV-7.

     3.   Exhibits

     Exhibit
       No.    Description
     3.0      Articles of Organization and By-Laws

              3.1    Restated Articles of Organization filed
                     April 16, 1986.

              3.1(a) Amendment to the Restated Articles of
                     Organization filed June 19, 1987.

              3.1(b) Amendment to Restated Articles of                      *
                     Organization filed May 13, 1988
                     (filed as Exhibit 3.1(b) to
                     Registration Statement No. 33-38290 on
                     Form S-2 effective January 24, 1991).

              3.1(c) Amendment to Restated Articles of                      *
                     Organization filed May 8, 1992
                     (filed as Exhibit 3.1 to Form 10-Q
                     for quarterly period ending
                     June 30, 1996).

              3.2    By-Laws, as amended through November 14, 1997.

     4.0 Instruments defining the rights of security holders, including indentures

              4.1    Renewed Rights Agreement, dated as of                  *
                     August 19, 1997 between Registrant and
                     BankBoston N.A. (filed as Exhibit 1 to
                     Registrant's Current Report on Form 8-K
                     dated August 27, 1997).




/20


                             IV-1




              4.2     Form of Common Stock Certificate

     10.      Material Contracts

              10.1    1979 Stock Option Plan, as amended through           *
                      February 22, 1996 (filed as Exhibit 10.1 to
                      Registrant's Annual Report on Form 10-K for the
                      year ended December 31, 1995).

              10.2    1986 Stock Option Plan for Non-Employee Directors,   *
                      as amended through February 19, 1997 (filed as
                      Exhibit 10.2 to Registrant's Annual Report on
                      Form 10-K for the year ended December 31, 1996).

              10.3    Amended and Restated Credit Agreement between
                      Registrant and the First National Bank of Boston dated as of December 31, 1992.

              10.3(1) Amendment Agreement No. 1, dated as of               *
                      December 31, 1995, to Amended and Restated
                      Credit Agreement between Registrant and The
                      First National Bank of Boston (filed as Exhibit
                      10.3(1) to Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1995).

              10.4    Operating Agreement dated as of September 27,
                      1989 between Registrant and Aqua Cool
                      Enterprises, Inc.

              10.5    Term Lease Master Agreement dated as of
                      September 27, 1989 between Registrant and
                      Aqua Cool Enterprises, Inc.

              10.6    Option Agreement dated as of September 27, 1989      *
                      among Registrant, Aqua Cool Enterprises, Inc.
                      and the other parties named therein (filed as
                      Exhibit 10.6 to Registrant's registration
                      statement on Form S-2, No. 33-38290,
                      effective January 24, 1991).

              10.7    1994 Restricted Stock Plan (filed as Exhibit 10.12   *
                      to Registrant's Annual Report on Form 10-K dated
                      March 30, 1995).

              10.8    1997 Stock Incentive Plan (filed as Exhibit 10.12    *
                      to Registrant's Annual Report on Form 10-K dated
                      December 31, 1996).

              10.9    Ionics, Incorporated Supplemental Executive
                      Retirement Plan effective as of January 1, 1996.

              10.10   Form of Employee Retention Agreement dated
                      February 24, 1998 between the Registrant and each of its executive officers and certain other officers of Registrant and its subsidiaries.


/21


                             IV-2





     13. Annual Report to Stockholders of the Registrant for the year ended December 31, 1997 (only pages 17 through 36 and the inside back cover constitute an exhibit to this report).

     21.      Subsidiaries of the Registrant.

     23.      Consents

              23.1 Consent of Coopers & Lybrand L.L.P. to incorporation by reference of that firm's report dated
                     February 17, 1998, which is included on page 19 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

     24.      Power of Attorney.

     27.      Financial Data Schedule.                                     **
         27.1 Financial Data Schedule - Restated                           **
         27.2 Financial Data Schedule - Restated                           **
         27.3 Financial Data Schedule - Restated                           **
         27.4 Financial Data Schedule - Restated                           **
         27.5 Financial Data Schedule - Restated                           **
         27.6 Financial Data Schedule - Restated                           **
         27.7 Financial Data Schedule - Restated                           **
         27.8 Financial Data Schedule - Restated                           **

________________________________
     *   incorporated herein by reference
     **  for electronic purposes only
























/22

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal 1997.

     Undertaking

     For purposes of complying with the amendments to the rules governing Form S-8 effective July 13, 1990 under the Securities Act of 1933, the undersigned hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's registration statements on Form S-8 Nos. 33-14194, 33-5814, 33-2092, 2-72936, 2-82780, 2-
     64255, 33-41598, 33-54293, 33-59051, 333-05225, 333-29135,
     and 33-54400.

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




















/23

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

                             Date:    March 27, 1998



     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 27, 1998         By/s/Arthur L. Goldstein
                                  Arthur L. Goldstein,
                                  Chairman of the Board,
                                  President and
                                  Chief Executive Officer
                                  (principal executive
                                   officer) and Director


Date: March 27, 1998         By/s/Robert J. Halliday
                                  Robert J. Halliday,
                                  Vice President, Finance
                                  and Chief Financial
                                  Officer (principal
                                  financial officer)


Date: March 27, 1998         By/s/A. Ernest Whiton
                                  A. Ernest Whiton,
                                  Vice President and
                                  Corporate Controller
                                  (principal accounting
                                   officer)




/24

Date: March 27, 1998         By/s/Douglas R. Brown
                                  Douglas R. Brown, Director


Date: March 27, 1998         By/s/William L. Brown
                                  William L. Brown, Director


Date: March 27, 1998         By/s/Arnaud de Vitry d'Avaucourt
                                  Arnaud de Vitry d'Avaucourt,
                                  Director


Date: March 27, 1998         By/s/Kathleen F. Feldstein
                                  Kathleen F. Feldstein,
                                  Director


Date: March 27, 1998         By/s/William E. Katz
                                  William E. Katz, Director


Date: March 27, 1998         By/s/Robert B. Luick
                                  Robert B. Luick, Director


Date: March 27, 1998         By/s/John J. Shields
                                  John J. Shields, Director


Date: March 27, 1998         By/s/Carl S. Sloane
                                  Carl S. Sloane, Director


Date: March 27, 1998         By/s/Daniel I.C. Wang
                                  Daniel I.C. Wang, Director


DATE: March 27, 1998         By/s/Mark S. Wrighton
                                  Mark S. Wrighton, Director


Date: March 27, 1998         By/s/Allen S. Wyett
                                  Allen S. Wyett, Director






/25

                     IONICS, INCORPORATED
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                         PAGES

Report of Independent Accountants                           19*

Financial Statements:

     Consolidated Statements of Operations for the
     Years Ended December 31, 1997, 1996 and 1995           20*

     Consolidated Balance Sheets as of
     December 31, 1997 and 1996                             21*

     Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1997, 1996 and 1995           22*

     Consolidated Statements of Stockholders' Equity for
     the Years Ended December 31, 1997, 1996 and 1995       23*

     Notes to Consolidated Financial Statements          24-34*


Supporting Financial Statement Schedules for the years ended
December 31, 1997, 1996 and 1995:

     Schedule II - Valuation and Qualifying Accounts     IV-8


Report of Independent Accountants on Financial
Statement Schedule                                       IV-9

__________________

All other schedules are omitted because the amounts are immaterial, the schedules are not applicable, or the required information is shown in the financial statements or the notes thereto.

* Page references are to the Annual Report to Stockholders of the Company for the year ended December 31, 1997, which pages are incorporated herein by reference.














/26

                             IONICS, INCORPORATED

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                      Additions    Additions
                         Balance at   Charged to     Due to
                           End of     Costs and     Acquired                      Balance at
Description              Prior Year    Expenses    Businesses     Deductions(A)   End of Year
Allowance for doubtful
accounts and uncollectible
notes receivable:

     Years ended:

     December 31, 1997   $2,858,000   $1,408,000   $  40,000      $2,017,000      $2,289,000

     December 31, 1996   $2,410,000   $1,011,000   $ 286,000      $  849,000      $2,858,000

     December 31, 1995   $2,197,000   $  579,000   $  21,000      $  387,000      $2,410,000


(A)  Deductions result primarily from the write-off of accounts.






























/27

               REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Ionics, Incorporated:

     Our report on the consolidated financial statements of Ionics, Incorporated as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 has been incorporated by reference in this Form 10-K from page 19 of the 1997 Annual Report to Stockholders of Ionics, Incorporated. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the three years in the period ending December 31, 1997, listed in the Index on page IV-7 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                       /s/COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
February 17, 1998

























/28

                                  EXHIBIT INDEX

                                                                     Sequentially
     Exhibit                                                           Numbered
       No.      Description                                              Page
     3.0      Articles of Organization and By-Laws

              3.1     Restated Articles of Organization filed             32
                      April 16, 1986.

              3.1(a)  Amendment to the Restated Articles of               39
                      Organization filed June 13, 1987.

              3.1(b)  Amendment to Restated Articles of                    *
                      Organization filed May 13, 1988
                      (filed as Exhibit 3.1(b) to
                      Registration Statement No. 33-38290 on
                      Form S-2 effective January 24, 1991).

              3.1(c)  Amendment to Restated Articles of                    *
                      Organization filed May 8, 1992
                      (filed as Exhibit 3.1 to Form 10-Q
                      for quarterly period ending
                      June 30, 1996).

              3.2     By-Laws, as amended through                         42
                      November 14, 1997.

     4.0 Instruments defining the rights of security holders, including indentures

              4.1     Renewed Rights Agreement, dated as of                *
                      August 19, 1997 between Registrant and
                      BankBoston N.A. (filed as Exhibit 1 to
                      Registrant's Current Report on Form 8-K
                      dated August 27, 1997).

              4.2     Form of Common Stock Certificate                    61

     10.      Material Contracts

              10.1    1979 Stock Option Plan, as amended through          *
                      February 22, 1996 (filed as Exhibit 10.1 to
                      Registrant's Annual Report on Form 10-K for the
                      year ended December 31, 1995).

              10.2 1986 Stock Option Plan for Non-Employee Directors, * as amended through February 19, 1997 (filed as Exhibit 10.2 to Registrant's Annual Report on
                      Form 10-K for the year ended December 31, 1996).

              10.3    Amended and Restated Credit Agreement between       64
                      Registrant and the First National Bank of Boston
                      dated as of December 31, 1992.

/29





              10.3(1) Amendment Agreement No. 1, dated as of              *
                      December 31, 1995, to Amended and Restated
                      Credit Agreement between Registrant and The
                      First National Bank of Boston (filed as Exhibit
                      10.3(1) to Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1995).

              10.4    Operating Agreement dated as of September 27,      118
                      1989 between Registrant and Aqua Cool
                      Enterprises, Inc.

              10.5    Term Lease Master Agreement dated as of            140
                      September 27, 1989 between Registrant and
                      Aqua Cool Enterprises, Inc.

              10.6    Option Agreement dated as of September 27, 1989     *
                      among Registrant, Aqua Cool Enterprises, Inc.
                      and the other parties named therein (filed as
                      Exhibit 10.6 to Registrant's registration
                      statement on Form S-2, No. 33-38290,
                      effective January 24, 1991).

              10.7 1994 Restricted Stock Plan (filed as Exhibit 10.12 * to Registrant's Annual Report on Form 10-K dated
                      March 30, 1995).

              10.8    1997 Stock Incentive Plan (filed as Exhibit 10.12   *
                      to Registrant's Annual Report on Form 10-K dated
                      December 31, 1996).

              10.9    Ionics, Incorporated Supplemental Executive        155
                      Retirement Plan effective as of January 1, 1996.

              10.10   Form of Employee Retention Agreement dated         165
                      February 24, 1998 between the Registrant and
                      each of its executive officers and certain other
                      officers of Registrant and its subsidiaries.

     13.      Annual Report to Stockholders of the Registrant for        177
              the year ended December 31, 1997 (only pages 17
              through 36 and the inside back cover constitute an
              exhibit to this report).

     21.      Subsidiaries of the Registrant.                            213

     23.      Consents

              23.1    Consent of Coopers & Lybrand L.L.P. to             214
                      incorporation by reference of that firm's
                      report dated February 17, 1998, which is
                      included on page 19 of the Registrant's Annual
                      Report to Stockholders for the year ended
                      December 31, 1997.



/30





     24.      Power of Attorney.                                         215

     27.      Financial Data Schedule.                                    **
         27.1 Financial Data Schedule - Restated                          **
         27.2 Financial Data Schedule - Restated                          **
         27.3 Financial Data Schedule - Restated                          **
         27.4 Financial Data Schedule - Restated                          **
         27.5 Financial Data Schedule - Restated                          **
         27.6 Financial Data Schedule - Restated                          **
         27.7 Financial Data Schedule - Restated                          **
         27.8 Financial Data Schedule - Restated                          **
________________________________
     *   incorporated herein by reference
     **  for electronic purposes only









































/31