Form 10-Q
period 1998-03-31
IONICS INC
filed 1998-05-14
CIK 52466

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1998

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

          Class                   Outstanding at March 31, 1998
 Common Stock, Par Value $1            16,057,085 Shares
/1



                        IONICS, INCORPORATED

                            FORM 10-Q FOR

                    QUARTER ENDED MARCH 31, 1998

                                INDEX


                                                             Page No.

Part I  - Financial Information


          Consolidated Statements of Operations                  2


          Consolidated Balance Sheets                            3


          Consolidated Statements of Cash Flows                  4


          Notes to Consolidated Financial Statements             5


          Management's Discussion and Analysis of Results
          of Operations and Financial Condition                  6




Part II - Other Information                                      8


          Signatures                                             9


          Exhibit Index                                         10

          Exhibit 3.1 - Articles of Amendment to the            11
                        Restated Articles of Organization
                        dated May 8, 1998.

          Exhibit 27 - Financial Data Schedule                  15
                                                     (for electronic
                                                      purposes only)








                                - 1 -

/2


                        PART I - FINANCIAL INFORMATION


                             IONICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (Amounts in thousands, except per share amounts)
                                                      Three Months Ended
                                                           March 31,
                                                        1998       1997
Net revenue:
  Membranes and related equipment                     $38,274    $39,833
  Water, food and chemical supply                      22,204     30,153
  Consumer products                                    18,496     17,116
                                                       78,974     87,102
Costs and expenses:
  Cost of membranes and related equipment              25,294     27,800
  Cost of water, food and chemical supply              15,097     21,464
  Cost of consumer products                            10,298      9,783
  Research and development                              1,644      1,302
  Selling, general and administrative                  17,877     16,511
                                                       70,210     76,860
Income from operations                                  8,764     10,242
Interest income                                           151        288
Interest expense                                         (119)      (236)
Equity income                                             111        109
Income before income taxes and minority interest        8,907     10,403

Provision for income taxes                              2,896      3,431
Income before minority interest                         6,011      6,972
Minority interest expense                                   3          -
Net income                                            $ 6,008    $ 6,972
Basic earnings per share                              $   .37    $   .44
Diluted earnings per share                            $   .37    $   .43
Shares used in basic earnings per
  share calculations                                   16,027     15,864

Shares used in diluted earnings per
  share calculations                                   16,411     16,402

The accompanying notes are an integral part of these financial statements.

                                      -2-
/3


                            IONICS, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                (Amounts in thousands, except share amounts)
                                                            March 31,  December 31,
                                                              1998         1997
ASSETS
Current assets:
  Cash and cash equivalents                                 $  22,555    $  25,787
  Short-term investments                                          794          107
  Notes receivable, current                                     3,903        3,856
  Accounts receivable                                          95,119       98,275
  Receivables from affiliated companies                         2,673        2,624
  Inventories:
    Raw materials                                              17,621       17,183
    Work in process                                             9,378        8,773
    Finished goods                                              3,195        2,954
                                                               30,194       28,910
  Other current assets                                          6,254        6,291
       Total current assets                                   161,492      165,850
Notes receivable, long-term                                     8,537        8,349
Investments in affiliated companies                             4,643        3,983
Property, plant and equipment:
  Land                                                          6,941        6,767
  Buildings                                                    34,437       34,239
  Machinery and equipment                                     239,573      236,526
  Other, including furniture, fixtures and vehicles            42,628       41,397
                                                              323,579      318,929
  Less accumulated depreciation                              (143,958)    (138,972)
                                                              179,621      179,957
Other assets                                                   49,382       48,597
       Total assets                                         $ 403,675    $ 406,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion
    of long-term debt                                       $   3,642    $  12,084
  Accounts payable                                             23,587       27,099
  Customer deposits                                             3,243        3,685
  Accrued commissions                                           2,425        2,370
  Accrued expenses                                             20,809       20,172
  Taxes on income                                               2,456          602
       Total current liabilities                               56,162       66,012
Long-term debt and notes payable                                1,727          804
Deferred income taxes                                          15,768       17,783
Other liabilities                                               2,614        2,478
Stockholders' equity:
  Common stock, par value $1, 30,000,000 authorized shares;
  issued: 16,057,085 in 1998 and 16,001,285 in 1997            16,057       16,001
  Additional paid-in capital                                  156,327      154,479
  Retained earnings                                           164,565      158,557
  Accumulated other comprehensive income                       (9,320)      (9,126)
  Unearned compensation                                          (225)        (252)
       Total stockholders' equity                             327,404      319,659
       Total liabilities and stockholders' equity           $ 403,675    $ 406,736

The accompanying notes are an integral part of these financial statements.

                                        -3-
/4


                             IONICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)
                                                             Three Months Ended
                                                                   March 31,
                                                               1998        1997
Operating activities:
  Net income                                                 $  6,008    $  6,972
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              6,459       6,855
     Provision for losses on accounts and notes receivable        167         371
     Compensation expense on restricted stock awards               27          27
     Changes in assets and liabilities:
        Notes receivable                                         (341)     (1,119)
        Accounts receivable                                     2,962       6,738
        Inventories                                            (1,128)     (1,685)
        Other current assets                                      108         494
        Investments in affiliates                                (683)        (61)
        Accounts payable and accrued expenses                  (3,316)     (2,772)
        Income taxes                                            1,262       2,190
        Other                                                  (1,952)       (149)
           Net cash provided by operating activities            9,573      17,861
Investing activities:
  Additions to property, plant and equipment                   (6,175)     (7,908)
  Retirements of property, plant and equipment                    439         112
  Purchase of short-term investments                             (751)          -
           Net cash used by investing activities               (6,487)     (7,796)
Financing activities:
  Principal payments on current debt                           (9,480)     (7,363)
  Proceeds from issuance of current debt                        1,205         356
  Principal payments on long-term debt                             (4)          -
  Proceeds from issuance of long-term debt                        441           -
  Proceeds from stock option plans                              1,512       1,335
           Net cash used by financing activities               (6,326)     (5,672)
Effect of exchange rate changes on cash                             8        (349)
Net change in cash and cash equivalents                        (3,232)      4,044
Cash and cash equivalents at beginning of period               25,787      12,269
Cash and cash equivalents at end of period                   $ 22,555    $ 16,313

The accompanying notes are an integral part of these financial statements.

                                      -4-
/5



                        IONICS, INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1998 and December 31, 1997, the consolidated results of its operations for the three months ended March 31, 1998 and 1997 and the consolidated cash flows for the three months then ended.

2. The consolidated results of operations of the Company for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results of operations to be expected for the full year.

3. Reference is made to the Notes to Consolidated Financial Statements appearing in the Company's 1997 Annual Report as filed on Form 10-K with the Securities and Exchange Commission. There have been no significant changes in the information reported in those Notes, other than from the normal business activities of the Company, and there have been no changes which would, in the opinion of Management, have a materially adverse effect upon the Company.

4.  Earnings per share (EPS) calculations:
                                  For the period ended March 31, 1998    For the period ended March 31, 1997
                                     Net                  Per Share          Net                  Per Share
                                    Income      Shares      Amount          Income      Shares      Amount
    Basic EPS
     Income available to common     $6,008      16,027      $ .37          $6,972       15,864      $ .44
       stockholders
     Effect of dilutive stock
       options                           -         384                          -          538
                                  ______________________                 _______________________
    Diluted EPS                     $6,008      16,411      $ .37          $6,972       16,402      $ .43

5.  Comprehensive Income

    The Company has adopted the Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The table below sets forth "comprehensive income" as defined by FAS No. 130 for the three month periods ended March 31, 1998 and 1997.

                                   1998        1997
    Net income                    $6,008      $6,972
    Other comprehensive income,
      net of tax:
         Translation adjustments    (194)     (2,325)
    Comprehensive income          $5,814      $4,647

                                    -5-
/6



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Comparison of the Three Months Ended March 31, 1998
with the Three Months Ended March 31, 1997

Revenues for the first quarter of 1998 decreased 9.3% to $79.0 million from $87.1 million in 1997. Revenues decreased in the Membranes and Related Equipment and Water, Food and Chemical Supply segments and increased in the Consumer Products segment.

Membranes and Related Equipment revenues decreased due primarily to a slowdown in sales of ultrapure water systems to the semiconductor industry. This decrease was partially offset by additional sales of instrumentation, particularly to the pharmaceutical industry, and wastewater treatment systems. Water, Food and Chemical Supply revenues decreased due to a reduction in revenue from the ultrapure and municipal water supply businesses. The decrease in municipal water supply was the result of the City of Santa Barbara's buy-out in the second quarter of 1997 of the desalination plant that was constructed and maintained by the Company.

Consumer Products revenues in 1998 increased due to higher revenues from bottled water sales. This increase resulted from growth in the customer base in both the United States and the United Kingdom. The increase also reflected an overall average price increase.

Cost of sales as a percentage of revenues was 64.2% in 1998 as compared to 67.8% in 1997. Cost of sales as a percentage of revenues decreased in all three business segments. The decrease in the Membranes and Related Equipment segment primarily reflected a shift in the mix of revenues towards the higher margin instrumentation business. In addition, this decrease reflected an improvement in the mix of revenues within the water desalting business and increased unit volume within the instrumentation business which permitted improved absorption of their fixed overhead costs. The decrease in the Water, Food and Chemical Supply segment was the result of a change in the mix of ultrapure water supply contracts. The Consumer Products segment decrease reflected improved absorption of fixed overhead costs and price increases in the bottled water business.

Operating expenses as a percentage of revenues were 24.7% in the first quarter of 1998, up from 20.5% in the first quarter of 1997. This increase primarily reflected the decrease in ultrapure water revenues, noted above, which typically carry disproportionately lower selling expenses as a percentage of such revenues than do revenues from other businesses. In addition, operating expenses increased due to expanded marketing initiatives as well as the Company's continued commitment to investment in its research and development programs.

                               -6-
/7




Interest income of $0.2 million and interest expense of $0.1 million in 1998 remained relatively consistent with 1997.


Financial Condition

Working capital increased $5.5 million during the first three months of 1998, while the Company's current ratio increased to
2.9 at March 31, 1998 from 2.5 at December 31, 1997. Cash provided from net income, depreciation and a reduction in accounts receivable totaled $15.4 million in the first three months of 1998 while the primary uses of cash included principal payments on current debt and investments in property, plant and equipment. Significant capital expenditures were made for the Company's bottled water operations and "own and operate" facilities.

At March 31, 1998 the Company had $22.6 million in cash and cash equivalents, a decrease of $3.2 million from December 31, 1997. Notes payable and long-term debt decreased $7.5 million during the same period. The Company believes that its cash, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.


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















                                 -7-
/8




                     PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     On March 27, 1998, the Company was served with a summons and complaint in connection with a lawsuit captioned United States Filter Corporation and IP Holding Company v. Ionics, Incorporated (98 CV 10541 REK), filed in the U.S. District Court, District of Massachusetts (Boston). Plaintiffs allege that the Company is infringing a certain reissue patent (No. Re 35,741), which issued on March 10, 1998, by making, selling, offering to sell and using the Company's electrodeionization (EDI) systems within the United States. The Company, which pioneered the development of the EDI process over 30 years ago, holds a number of patents related to EDI technology, believes that it has valid defenses to plaintiffs' infringement claim and intends vigorously to defend itself in this litigation, which is in the early pre-discovery stage.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 3.1  Articles of Amendment to the Restated
                  Articles of Organization dated May 7, 1998.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1998.

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



                                 IONICS, INCORPORATED



Date:   May 14, 1998        By: /s/Arthur L. Goldstein
                                 Arthur L. Goldstein
                                 Chairman and Chief Executive Officer
                                 (duly authorized officer)



Date:   May 14, 1998        By: /s/Robert J. Halliday
                                 Robert J. Halliday
                                 Vice President, Finance
                                 (chief financial officer)




























                                 -9-
/10







                            EXHIBIT INDEX

                                                       Sequentially
                                                         Numbered
Exhibit                                                    Page

 3.0      Articles of Organization and By-Laws

    3.1   Articles of Amendment to the Restated             12
          Articles of Organization dated May 8, 1998.

27.0      Financial Data Schedule                           16
                                                      (for electronic
                                                       purposes only)






































                                -10-
/11