Form 10-Q
period 1998-06-30
IONICS INC
filed 1998-08-14
CIK 52466

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1998
                               ___________________________________

                                 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ________________    ________________
Commission File Number                   1-7211
                       ____________________________________________

                        IONICS, INCORPORATED
         ___________________________________________________
       (exact name of registrant as specified in its charter)

         MASSACHUSETTS                            04-2068530
_________________________________                ___________________
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)

         65 Grove Street, Watertown, Massachusetts 02472
____________________________________________________________________
              (Address of principal executive offices)
                             (Zip Code)

                        (617) 926-2500
                   _______________________________
        (Registrant's telephone number, including area code)

                                NONE
                   _______________________________
        (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

YES  X    NO
    ___      ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                     Outstanding at June 30, 1998
____________________________     _________________________________
 Common Stock, Par Value $1               16,092,185 Shares





                        IONICS, INCORPORATED

                            FORM 10-Q FOR

                     QUARTER ENDED JUNE 30, 1998

                                INDEX




                                                             Page No.
                                                             _______
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


          Exhibit 27 - Financial Data Schedule         (for electronic
                                                        purposes only)










                                 -1-





                        PART I - FINANCIAL INFORMATION


                             IONICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (Amounts in thousands, except per share amounts)


                                           Three Months Ended     Six Months Ended
                                                June 30,               June 30,
                                           __________________    ___________________
                                             1998       1997       1998        1997
                                           _______    _______    ________    _______
Net revenue:
  Membranes and related equipment          $38,347    $37,454    $ 76,621    $ 77,287
  Water, food and chemical supply           21,803     31,562      44,007      61,715
  Consumer products                         20,117     18,095      38,613      35,211
                                           _______    _______    ________    ________
                                            80,267     87,111     159,241     174,213
                                           _______    _______    ________    ________
Costs and expenses:
  Cost of membranes and related equipment   26,342     26,079      51,636      53,879
  Cost of water, food and chemical supply   15,922     22,648      31,019      44,112
  Cost of consumer products                 11,182      9,772      21,480      19,555
  Research and development                   1,739      1,282       3,383       2,584
  Selling, general and administrative       18,277     16,717      36,154      33,228
                                           _______    _______    ________    ________
                                            73,462     76,498     143,672     153,358
                                           _______    _______    ________    ________
Income from operations                       6,805     10,613      15,569      20,855
Interest income                                150        274         301         562
Interest expense                               (72)      (227)       (191)       (463)
Equity income                                  147        192         258         301
                                           _______    _______    ________    ________
Income before income taxes and minority
  interest                                   7,030     10,852      15,937      21,255
Provision for income taxes                   2,222      3,583       5,118       7,014
                                           _______    _______    ________    ________
Income before minority interest              4,808      7,269      10,819      14,241
Minority interest expense                      188          -         191           -
                                           _______    _______    ________    ________
Net income                                 $ 4,620    $ 7,269    $ 10,628    $ 14,241
                                           =======    =======    ========    ========
Basic earnings per share                   $   .29    $   .46    $    .66    $    .90
                                           =======    =======    ========    ========
Diluted earnings per share                 $   .28    $   .44    $    .65    $    .87
                                           =======    =======    ========    ========
Shares used in basic earnings
  per share calculation                     16,074     15,925      16,051      15,895
                                           =======    =======    ========    ========
Shares used in diluted earnings
  per share calculation                     16,459     16,448      16,435      16,426
                                           =======    =======    ========    ========

The accompanying notes are an integral part of these financial statements.

                                          -2-



                            IONICS, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                  (Dollars in thousands, except par value)
                                                             June 30,  December 31,
                                                               1998        1997
                                                             ________  ___________
ASSETS
______
Current assets:
  Cash and cash equivalents                                  $ 20,507    $ 25,787
  Short-term investments                                          556         107
  Notes receivable, current                                     3,846       3,856
  Accounts receivable                                          96,684      98,275
  Receivables from affiliated companies                         2,570       2,624
  Inventories:
    Raw materials                                              18,863      17,183
    Work in process                                             9,002       8,773
    Finished goods                                              4,090       2,954
                                                             ________    ________
                                                               31,955      28,910
  Other current assets                                          6,508       6,291
                                                             ________    ________
       Total current assets                                   162,626     165,850

Notes receivable, long-term                                     8,522       8,349
Investments in affiliated companies                             5,041       3,983
Property, plant and equipment:
  Land                                                          6,823       6,767
  Buildings                                                    34,816      34,239
  Machinery and equipment                                     247,478     236,526
  Other, including furniture, fixtures and vehicles            43,651      41,397
                                                             ________    ________
                                                              332,768     318,929
  Less accumulated depreciation                              (149,485)   (138,972)
                                                             ________    ________
                                                              183,283     179,957
Other assets                                                   49,896      48,597
                                                             ________    ________
       Total assets                                          $409,368    $406,736
                                                             ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Current liabilities:
  Notes payable and current portion
    of long-term debt                                        $  2,371    $ 12,084
  Accounts payable                                             23,531      27,099
  Customer deposits                                             3,281       3,685
  Accrued commissions                                           1,969       2,370
  Accrued expenses                                             24,992      20,172
  Taxes on income                                               1,222         602
                                                             ________    ________
       Total current liabilities                               57,366      66,012

Long-term debt and notes payable                                1,431         804
Deferred income taxes                                          15,747      17,783
Other liabilities                                               2,287       2,478
Stockholders' equity:
  Common stock, par value $1, 55,000,000 authorized shares;
  issued: 16,092,185 in 1998 and 16,001,285 in 1997            16,092      16,001
  Additional paid-in capital                                  157,067     154,479
  Retained earnings                                           169,185     158,557
  Accumulated other comprehensive income                       (9,609)     (9,126)
  Unearned compensation                                          (198)       (252)
                                                             ________    ________
       Total stockholders' equity                             332,537     319,659
                                                             ________    ________
       Total liabilities and stockholders' equity            $409,368    $406,736
                                                             ========    ========
The accompanying notes are an integral part of these financial statements.

                                        -3-



                             IONICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)
                                                               Six Months Ended
                                                                    June 30,
                                                             ____________________
                                                               1998        1997
                                                             __________  ________
Operating activities:
  Net income                                                 $10,628     $14,241
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                            13,284      13,881
     Provision for losses on accounts and notes receivable       477         784
     Compensation expense on restricted stock awards              54          54
     Changes in assets and liabilities:
        Notes receivable                                        (111)     (1,151)
        Accounts receivable                                      474         592
        Inventories                                           (3,258)       (894)
        Other current assets                                    (451)      2,774
        Investments in affiliates                             (1,058)       (103)
        Accounts payable and accrued expenses                    520      (2,033)
        Income taxes                                             622       2,758
        Other                                                 (2,628)       (509)
                                                             _______     _______
           Net cash provided by operating activities          18,553      30,394
                                                             _______     _______
Investing activities:
  Additions to property, plant and equipment                 (16,878)    (16,595)
  Disposals of property, plant and equipment                     578         502
  Purchase of short-term investments                            (487)          -
                                                             _______     _______
           Net cash used by investing activities             (16,787)    (16,093)
                                                             _______     _______
Financing activities:
  Principal payments on current debt                         (11,718)     (7,847)
  Proceeds from issuance of current debt                       2,519         207
  Principal payments on long-term debt                            (5)        (28)
  Proceeds from issuance of long-term debt                       274           -
  Proceeds from stock option plans                             2,019       1,954
                                                             _______     _______
           Net cash used by financing activities              (6,911)     (5,714)
                                                             _______     _______
Effect of exchange rate changes on cash                         (135)       (390)
                                                             _______     _______
Net change in cash and cash equivalents                       (5,280)      8,197
Cash and cash equivalents at beginning of period              25,787      12,269
                                                             _______     _______
Cash and cash equivalents at end of period                   $20,507     $20,466
                                                             =======     =======
The accompanying notes are an integral part of these financial statements.

                                      -4-



                        IONICS, INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1998 and December 31, 1997, the consolidated results of its operations for the three and six months ended June 30, 1998 and 1997 and the consolidated cash flows for the six months then ended.

2. The consolidated results of operations of the Company for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results of operations to be expected for the full year.

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

5. Earnings per share (EPS) calculations:

       (Amounts in thousands, except for per share amounts)

                                       For the three months ended June 30,
                                         1998                           1997
                             ____________________________   _____________________________
                               Net              Per Share     Net               Per Share
                              Income    Shares    Amount     Income     Shares    Amount
                             _________ ________ _________   _________ _________ _________
       Basic EPS
         Income available to
         common stockholders $  4,620   16,074  $   0.29    $  7,269   15,925   $   0.46

       Effect of dilutive
         stock options              -      385                     -      523
                             _________________              _________________

       Diluted EPS           $  4,620   16,459  $   0.28    $  7,269   16,448   $   0.44
                             ========= =======  ========    ========  =======   ========

                                       For the six months ended June 30,
                                         1998                           1997
                             ____________________________   _____________________________
                               Net              Per Share     Net               Per Share
                              Income    Shares    Amount     Income     Shares    Amount
                             _________ ________ _________   _________ _________ _________
       Basic EPS
         Income available to
         common stockholders $ 10,628   16,051  $   0.66    $ 14,241   15,895   $   0.90

       Effect of dilutive
         stock options              -      384                     -      531
                             _________________              _________________

       Diluted EPS           $ 10,628   16,435  $   0.65    $ 14,241   16,426   $   0.87
                             ========  =======  ========    ========  =======   ========
                                                 -5-


6. Comprehensive Income

   The Company has adopted the Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The table below sets forth "comprehensive income" as defined by FAS No. 130 for the three month periods and six month periods ended June 30, 1998 and 1997.

                                   (Amounts in thousands, except
                                       for per share amounts)

                                Three Months Ended  Six Months Ended
                                     June 30,            June 30,
                                ------------------  -----------------
                                  1998       1997     1998      1997
                                --------  --------  --------  -------
   Net income                   $ 4,620   $ 7,269   $10,628   $14,241
   Other comprehensive income,
   net of tax:
      Translation adjustments      (289)     (588)     (483)   (2,913)
                                -------   -------   -------   -------
   Comprehensive income         $ 4,331   $ 6,681   $10,145   $11,328
                                =======   =======   =======   =======



7. In 1998, the FASB released Statement of Financial Accounting Standard No. 132 ("FAS No. 132"), "Employers' Disclosures about Pensions and Other Post Retirement Benefits." FAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement is a disclosure-only statement.

8. In 1998, the FASB released Statement of Financial Accounting
   Standard No. 133 ("FAS No. 133"), "Accounting for Derivative
   Instruments and Hedging Activities." FAS No. 133 standardizes accounting for derivative instruments. This Statement is effective for fiscal years beginning after June 15, 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
_____________________

Comparison of the Three and Six Months Ended June 30, 1998 with the
___________________________________________________________________
Three and Six Months Ended June 30, 1997
________________________________________

Revenues for the second quarter of 1998 decreased 7.9% to $80.3 million from $87.1 million in 1997. Revenues for the first six-month period decreased 8.6% to $159.2 million from $174.2 million in the comparable period in 1997. Revenues during 1998 were higher during the second quarter in the Membranes and Related Equipment segment but were lower during the six-month period. During both the second quarter and the six-month period of 1998, revenues were lower in the Water, Food and Chemical Supply segment, but were higher in the Consumer Products segment.

Within the Membranes and Related Equipment segment, revenues grew during the second quarter due primarily to increased sales of instrumentation, particularly to the pharmaceutical industry, and wastewater treatment systems. This increase was partially offset by lower sales of water desalting equipment and ultrapure water systems. The Company has noted increased competitive pressure within the Membranes and Related Equipment segment and particularly an overall slowdown in the sale of ultrapure water systems to the semiconductor industry. During the six-month period, revenues decreased as lower sales of water desalting equipment and ultrapure water systems more than offset increased sales of instrumentation and wastewater treatment systems.

Revenues from the Water, Food and Chemical Supply segment decreased in both periods due primarily to a reduction in revenue from the ultrapure water supply area. In addition, decreased revenues were experienced during both periods in the municipal water supply and food processing businesses. The decrease in municipal water supply reflected the City of Santa Barbara's buy-out in the second quarter of 1997 of the desalination plant that was constructed and maintained by the Company. Softness in the food processing business reflected a slowdown in new dairy applications.

Consumer Products revenues increased during both periods due to higher revenues from bottled water sales. This increase resulted from growth in the customer base in both the United States and the United Kingdom. The increase also reflected an overall average price increase.

Cost of sales as a percentage of revenues for the second quarter was 66.6% in 1998 and 67.2% in 1997. For the six-month period, cost of sales as a percentage of revenues was 65.4% in 1998 and 67.5% in 1997.

In the Membranes and Related Equipment segment, cost of sales as a percentage of revenues decreased during both periods. This improvement primarily reflected a shift in the mix of revenues toward the higher margin instrumentation business. The instrumentation business also benefited from improved absorption of fixed overhead costs resulting from higher unit volume and an overall price increase. This improvement was partially offset by a shift in mix towards wastewater treatment systems.

Within the Water, Food and Chemical Supply segment, cost of sales increased as a percentage of revenues during the second quarter due to a change in the mix of contracts within the municipal water supply business, partially offset by a change in the mix of ultrapure water and chemical supply contracts. During the six-month period, an overall improvement was experienced in this segment as the improvement in the mix of ultrapure water and chemical supply contracts more than offset the change in mix of municipal supply contracts.

Cost of sales as a percentage of revenues increased in the Consumer Products segment due to increased competitive pressure within the consumer bleach business and increased bottled water manufacturing variances and storage costs.

Operating expenses as a percentage of revenues increased during the second quarter to 24.9% in 1998 from 20.7% in 1997. For the six-month period, operating expenses as a percentage of revenues increased to 24.8% in 1998 from 20.6% in 1997. The increase during both periods primarily reflected the decrease in ultrapure water, water desalting and food processing revenues, noted above, which typically carry disproportionately lower selling expenses as a percentage of such revenues than do revenues from other businesses. Furthermore, the increase during both periods also reflects the growth, noted above, in the instrumentation and bottled water businesses which typically carry disproportionately higher selling costs as a percentage of revenues (and higher gross margins) than do revenues from other businesses. In addition, operating expenses increased due to expanded marketing initiatives as well as the Company's continued commitment to investment in its research and development programs.

Interest income of $0.2 million and interest expense of $0.1 million during the second quarter of 1998 remained relatively consistent with 1997. During the six-month period, interest income of $0.3 million and interest expense of $0.2 million were lower than interest income of $0.6 million and interest expense of $0.5 million in 1997, reflecting overall lower average interest rates.

Financial Condition
___________________
Working capital increased $5.4 million during the first six months of 1998, and the current ratio increased to 2.8 at June 30, 1998 from 2.5 at December 31, 1997. Cash provided from net income and depreciation totaled $23.9 million during the first six months of 1998, while the primary uses of cash were for additions to property, plant and equipment and principal payments on current debt. Significant capital expenditures were incurred to support growth in bottled water operations and "own and operate" facilities.

At June 30, 1998, the Company had $20.5 million in cash and cash equivalents, a decrease of $5.3 million from December 31, 1997. Notes payable and long-term debt decreased $9.1 million during the same period. The Company believes that its cash, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.

Forward-Looking Information
___________________________
The Company's future results of operations, as well as statements contained in this Management's Discussion and Analysis which are forward-looking statements, depend upon a number of factors that could cause actual results to differ materially from management's current expectations. Among these factors are business conditions and the general economy; competitive factors, such as acceptance of new products and price pressures; risk of nonpayment of accounts receivable; risks associated with foreign operations; and regulations and laws affecting business in each of the Company's markets.

Recent Accounting Pronouncements
________________________________
In 1998, the FASB released Statement of Financial Accounting Standard No. 132 ("FAS No. 132"), "Employers' Disclosures about Pensions and Other Post Retirement Benefits." FAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement is a disclosure-only statement.

In 1998, the FASB released Statement of Financial Accounting Standard No. 133 ("FAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 standardizes accounting for derivative instruments. This Statement is effective for fiscal years beginning after June 15, 1999.

                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
___________________________
1. The lawsuit brought against the Company by Sybron Chemicals, Inc. (Sybron) and a Sybron employee pursuant to a third party complaint on September 3, 1997 in Dallas, Texas, reported in the Company's filing on Form 10-Q for the third quarter of 1997, was dismissed without prejudice as to the Company on July 8, 1998.

2. On May 13, 1998, Apollo Ultrapure Water Systems, Inc. (Apollo), a subsidiary of the Company, received a notice from the United States Environmental Protection Agency (EPA) that it is a potentially responsible party with respect to the Operating Industries, Inc. Superfund Site located in Monterey Park, California (OII Site). Although the Company has not yet been provided by the EPA with information concerning its potential liability in the event it is determined that waste from Apollo was sent to the OII Site, the notice from the EPA stated that Apollo is potentially responsible for contributing "a comparatively small" amount of the waste disposed at the OII Site, and will be eligible to enter into a "DE MINIMIS" Settlement Agreement. Consequently, the Company believes that any liability it may have in this matter will not have a material effect on the Company or its financial position.

Item 4.   Submission of Matters to a Vote of Security Holders
_____________________________________________________________
(a)  The Annual Meeting of Stockholders was held on May 7, 1998.

(b) William L. Brown, Robert B. Luick, John J. Shields and Allen S. Wyett were re-elected as Class III Directors for a three-year term. Continuing as Class I Directors until the 1999 Annual Meeting are Douglas R. Brown, Kathleen F. Feldstein, Arthur L. Goldstein and Carl S. Sloane. Continuing as Class II Directors until the 2000 Annual Meeting are Arnaud de Vitry d'Avaucourt, William E. Katz, Mark S. Wrighton and Daniel I.C. Wang.

     Each of the Class III Directors received at least the following votes "for" election and no more than the following votes withheld:

           Votes for:           13,582,989
           Votes withheld:         190,807

(c)  The other matters submitted for stockholder approval were:

     (i) Approval of the amendment to the Corporation's Restated Articles of Organization to increase the authorized capital stock from 30 million to 55 million shares of Common Stock, $1 par value per share.

           Votes for:           13,097,425 shares
           Votes against:          617,238 shares
           Abstentions:             59,132 shares

     (ii) The selection of PricewaterhouseCoopers LLP, formerly known as Coopers & Lybrand L.L.P., as the Company's auditors for 1998.

           Votes for:           13,716,378
           Votes against:           25,700
           Abstentions:             31,717


Item 6.  Exhibits and Reports on Form 8-K
_________________________________________
(a)  Reports on Form 8-K
     ___________________
     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1998.

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



                                       IONICS, INCORPORATED



Date:   August 13, 1998        By:     /s/Arthur L. Goldstein
      ___________________              ___________________________
                                         Arthur L. Goldstein
                                         Chairman and
                                         Chief Executive Officer
                                         (duly authorized officer)



Date:   August 13, 1998        By:     /s/Robert J. Halliday
      ___________________              ___________________________
                                         Robert J. Halliday
                                         Vice President, Finance and
                                         Chief Financial Officer

                            EXHIBIT INDEX


                                                          Sequential
Exhibit                                                   Page No.
_______                                                   __________

27. Financial Data Schedule                               (for electronic
                                                           purposes only)