Form 10-Q
period 1998-09-30
IONICS INC
filed 1998-11-16
CIK 52466

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1998

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


          65 Grove Street, Watertown, Massachusetts 02472
              (Address of principal executive offices)
                             (Zip Code)

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

          Class                    Outstanding at September 30, 1998
Common Stock, Par Value $1                 16,100,480 Shares

/1




                        IONICS, INCORPORATED

                            FORM 10-Q FOR

                  QUARTER ENDED SEPTEMBER 30, 1998

                                INDEX



                                                                  Page No.

Part I     - Financial Information

             Consolidated Statements of Operations                   2

             Consolidated Balance Sheets                             3

             Consolidated Statements of Cash Flows                   4

             Notes to Consolidated Financial Statements              5

             Management's Discussion and Analysis of
             Results of Operations and Financial Condition           7



Part II    - Other Information                                       12

             Signatures                                              13

             Exhibit Index                                           14

             Exhibit 10  Material Contracts

                         10.1 Ionics, Incorporated 1998
                              Non-Employee Directors' Fee Plan       15

             Exhibit 27 - Financial Data Schedule                    19
                                                           (for electronic
                                                            purposes only)















                                   - 1 -
/2


                             PART I - FINANCIAL INFORMATION


                                  IONICS, INCORPORATED
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                    (Amounts in thousands, except per share amounts)
                                           Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                             1998       1997       1998       1997
Net revenue:
  Membranes and related equipment          $43,608    $39,541    $120,229   $116,828
  Water, food and chemical supply           23,368     25,638      67,375     87,353
  Consumer products                         21,900     19,934      60,513     55,145
                                            88,876     85,113     248,117    259,326
Costs and expenses:
  Cost of membranes and related equipment   32,170     27,458      83,806     81,337
  Cost of water, food and chemical supply   16,831     18,502      47,850     62,614
  Cost of consumer products                 11,876     11,086      33,356     30,641
  Research and development                   1,555      1,403       4,938      3,987
  Selling, general and administrative       18,890     16,285      55,044     49,513
                                            81,322     74,734     224,994    228,092
Income from operations                       7,554     10,379      23,123     31,234
Interest income                                388        361         689        923
Interest expense                                 -       (205)       (191)      (668)
Equity income                                  168        205         426        506
Income before income taxes and
  minority interest                          8,110     10,740      24,047     31,995
Provision for income taxes                   2,676      3,544       7,794     10,558
Income before minority interest              5,434      7,196      16,253     21,437
Minority interest expense                      251          -         442          -
Net income                                 $ 5,183    $ 7,196    $ 15,811   $ 21,437
Basic earnings per share                   $   .32    $   .45    $    .98   $   1.35
Diluted earnings per share                 $   .32    $   .44    $    .97   $   1.31
Shares used in basic earnings per
  share calculations                        16,097     15,957      16,066     15,914
Shares used in diluted earnings per
  share calculations                        16,273     16,393      16,383     16,414

The accompanying notes are an integral part of these financial statements.


                                    -2-
/3


                           IONICS, INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
               (Amounts in thousands, except share amounts)
                                                         September 30, December 31,
                                                             1998          1997
ASSETS
Current assets:
  Cash and cash equivalents                                $ 18,110     $ 25,787
  Short-term investments                                        635          107
  Notes receivable, current                                   3,933        3,856
  Accounts receivable                                       108,591       98,275
  Receivables from affiliated companies                       2,265        2,624
  Inventories:
    Raw materials                                            19,922       17,183
    Work in process                                          10,016        8,773
    Finished goods                                            3,830        2,954
                                                             33,768       28,910
  Other current assets                                        6,575        6,291
       Total current assets                                 173,877      165,850

Notes receivable, long-term                                   8,762        8,349
Investments in affiliated companies                           6,738        3,983
Property, plant and equipment:
  Land                                                        6,979        6,767
  Buildings                                                  38,055       34,239
  Machinery and equipment                                   255,074      236,526
  Other, including furniture, fixtures and vehicles          45,441       41,397
                                                            345,549      318,929
  Less accumulated depreciation                            (156,365)    (138,972)
                                                            189,184      179,957
Other assets                                                 51,816       48,597
       Total assets                                        $430,377     $406,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion
    of long-term debt                                      $  3,365     $ 12,084
  Accounts payable                                           25,641       27,099
  Customer deposits                                           4,165        3,685
  Accrued commissions                                         2,175        2,370
  Accrued expenses                                           32,089       20,172
  Taxes on income                                             1,742          602
       Total current liabilities                             69,177       66,012

Long-term debt and notes payable                              1,532          804
Deferred income taxes                                        17,652       17,783
Other liabilities                                             1,383        2,478
Stockholders' equity:
  Common stock, par value $1, 55,000,000 authorized shares;
  issued: 16,100,480 in 1998 and 16,001,285 in 1997          16,100       16,001
  Additional paid-in capital                                157,263      154,479
  Retained earnings                                         174,368      158,557
  Accumulated other comprehensive income                     (6,927)      (9,126)
  Unearned compensation                                        (171)        (252)
       Total stockholders' equity                           340,633      319,659
       Total liabilities and stockholders' equity          $430,377     $406,736

The accompanying notes are an integral part of these financial statements.
                                    -3-

/4


                                IONICS, INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                               (Dollars in thousands)
                                                              Nine Months Ended
                                                                 September 30,
                                                               1998        1997
Operating activities:
  Net income                                                 $ 15,811    $ 21,437
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                             20,047      20,293
     Provision for losses on accounts and notes receivable        919       1,030
     Compensation expense on restricted stock awards               81          81
     Changes in assets and liabilities:
        Notes receivable                                          (71)     (2,324)
        Accounts receivable                                   (10,889)        185
        Inventories                                            (4,949)     (2,428)
        Other current assets                                        1       1,994
        Investments in affiliates                              (2,479)        (78)
        Accounts payable and accrued expenses                   8,929      (3,539)
        Income taxes                                            1,551       5,451
        Other                                                  (3,613)     (1,886)
           Net cash provided by operating activities           25,338      40,216
Investing activities:
  Additions to property, plant and equipment                  (27,981)    (24,713)
  Disposals of property, plant and equipment                    1,014         775
  Acquisitions, net of cash acquired                                -      (9,604)
  Purchase of short-term investments                             (132)          -
           Net cash used by investing activities              (27,099)    (33,542)
Financing activities:
  Principal payments on current debt                          (12,988)     (8,328)
  Proceeds from issuance of current debt                        4,505      10,863
  Principal payments on long-term debt                             (5)        (28)
  Proceeds from issuance of long-term debt                        395           -
  Proceeds from stock option plans                              2,189       2,634
           Net cash (used)/provided by financing activities    (5,904)      5,141
Effect of exchange rate changes on cash                           (12)       (914)
Net change in cash and cash equivalents                        (7,677)     10,901
Cash and cash equivalents at beginning of period               25,787      12,269
Cash and cash equivalents at end of period                   $ 18,110    $ 23,170
The accompanying notes are an integral part of these financial statements.

/5                                 -4-





                        IONICS, INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1. In the opinion of Ionics, Incorporated (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1998 and December 31, 1997, the consolidated results of its operations for the three and nine months ended September 30, 1998 and 1997 and the consolidated cash flows for the nine months then ended.

    2. The consolidated results of operations of the Company for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results of operations to be expected for the full year.

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

    5.  Earnings per share (EPS) calculations:

                                (Amounts in thousands, except per share amounts)

                                       For the three months ended September 30,
                                         1998                           1997
                               Net              Per Share     Net               Per Share
                              Income    Shares    Amount     Income     Shares    Amount
       Basic EPS
         Income available to
         common stockholders $  5,183   16,097  $   0.32    $  7,196   15,957   $   0.45

       Effect of dilutive
         stock options              -      176                     -      436

       Diluted EPS           $  5,183   16,273  $   0.32    $  7,196   16,393   $   0.44






                                                 -5-


/6



                                       For the nine months ended September 30,
                                         1998                           1997
                               Net              Per Share     Net               Per Share
                              Income    Shares    Amount     Income     Shares    Amount
       Basic EPS
         Income available to
         common stockholders $ 15,811   16,066  $   0.98    $ 21,437   15,914   $   1.35

       Effect of dilutive
         stock options              -      317                     -      500

       Diluted EPS           $ 15,811   16,383  $   0.97    $ 21,437   16,414   $   1.31

6. Comprehensive Income

   The Company has adopted the Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The table below sets forth "comprehensive income" as defined by FAS No. 130 for the three month periods and nine month periods ended September 30, 1998 and 1997.

                                       (Amounts in thousands)

                                Three Months Ended  Nine Months Ended
                                   September 30,      September 30,
                                  1998       1997     1998      1997
   Net income                   $ 5,183   $ 7,196   $15,811   $21,437
   Other comprehensive income,
   net of tax:
      Translation adjustments     2,682      (723)    2,199    (3,636)
   Comprehensive income         $ 7,865   $ 6,473   $18,010   $17,801


















                                  -6-
/7




               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 1998 with the Three and Nine Months Ended September 30, 1997

Revenues for the third quarter of 1998 increased 4.4% to $88.9 million from $85.1 million during the third quarter of 1997. Revenues for the nine-month period decreased 4.3% to $248.1 million from $259.3 million in the comparable period in 1997. Revenues increased in both the Membranes and Related Equipment and the Consumer Products segments for the three-month and nine-month periods. Within the Water, Food and Chemical Supply segment, revenues were lower for both the three- and nine-month periods. The largest increase in revenues during the third quarter occurred in the Membranes and Related Equipment segment while the largest increase during the nine-month period was in the Consumer Products segment.

Within the Membranes and Related Equipment segment, revenues grew during the third quarter due primarily to increased sales of wastewater treatment equipment and increased sales of instrumentation. During the nine-month period, the growth in revenues reflected: the acquisition of a majority interest in Enersave Engineering Systems Sdn Bhd, a Malaysian corporation, which occurred in September 1997; increased sales of instrumentation to the pharmaceutical industry; and increased sales of wastewater treatment systems. The increases in the third quarter and the nine-month period were partially offset by a decrease in revenues from the sale of water desalting equipment. The Company continues to experience increased competitive pressure within the Membranes and Related Equipment segment, primarily for ultrapure water equipment.

Revenues from the Water, Food and Chemical Supply segment decreased in both periods primarily due to a reduction in revenue from the ultrapure water supply area. In addition, decreased revenues were experienced during both periods in the chemical supply and food processing businesses. Revenues from municipal water supply decreased for the nine-month period reflecting the buy-out in the second quarter of 1997 by the City of Santa Barbara of the desalination plant that had been owned and operated by the Company.

Consumer Products revenues increased in both the third quarter and the nine-month period due to higher revenues from bottled water sales. These increases resulted from continued growth in the customer base in both the United States and the United Kingdom. The increases also reflect an overall average price increase.

Cost of sales as a percentage of revenues for the third quarter was 68.5% in 1998 and 67.0% in 1997. For the nine-month period, cost of sales as a percentage of revenues was 66.5% in 1998 and 67.3% in 1997.





                                 -7-
/8




In the Membranes and Related Equipment segment, cost of sales as a percentage of revenues increased during the third quarter reflecting the continued competitive environment in the microelectronics industry for ultrapure water capital equipment and a change in the mix of revenues from the sale of wastewater treatment systems.

Within the Water, Food and Chemical Supply segment, cost of sales decreased as a percentage of revenues during the third quarter and the nine-month period, reflecting an improvement in the mix of chemical supply contracts.

Cost of sales as a percentage of revenues decreased in the Consumer Products segment for both the three-month and nine-month periods reflecting an overall improvement in prices in the home water business.

Operating expenses as a percentage of revenues increased during the third quarter to 23.0% in 1998 from 20.8% in 1997. For the nine-month period, operating expenses as a percentage of revenues increased to 24.2% in 1998 from 20.6% in 1997. The increase during both periods primarily reflected the decrease in ultrapure water supply, chemical supply and food processing revenues, noted above, which typically carry disproportionately lower selling expenses as a percentage of such revenues than do revenues from other businesses. Additionally, in both periods, the Company experienced revenue growth, as noted above, in the bottled water business which typically carries disproportionately higher selling costs as a percentage of revenues than do other businesses. Operating expenses also increased due to expanded marketing initiatives, as well as the Company's continued commitment to investment in its research and development programs.

Interest expense decreased during both the third quarter and the nine-month period due to lower average borrowings and interest rates.

Financial Condition

Working capital increased $4.9 million during the first nine months of 1998, and the current ratio of 2.5 at September 30, 1998 was approximately the same at December 31, 1997. Cash provided from net income and depreciation totaled $35.9 million during the first nine months of 1998, while the primary uses of cash were for additions to property, plant and equipment and principal payments on current debt. Significant capital expenditures were incurred to support growth in bottled water operations and own and operate facilities.

At September 30, 1998, the Company had $18.1 million in cash and cash equivalents, a decrease of $7.7 million from December 31, 1997. Notes payable and long-term debt decreased $8 million during the same period. The Company believes that its cash, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.






                                 -8-

/9



Year 2000 Readiness Disclosure and Related Information

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. Many companies' software and computer systems may need to be upgraded or replaced in order to distinguish 21st century dates from 20th century dates (so-called "Year 2000 (Y2K) Compliance or Compliant").

     The Company's State of Readiness

The Company has commenced a process to assess Y2K Compliance of its systems, including its information technology (IT) systems, manufacturing systems, products and facilities. The Company's process involves the following three phases:

           Phase One - Inventory and Planning

The Company completed this phase in July 1998. In this phase, the Company inventoried all hardware and software that potentially is susceptible to Y2K problems, prepared plans for assessing compliance and completing remediation, and prepared vendor compliance letters.

           Phase Two - Assessment

In this phase, the Company is assessing which of its systems and products are Y2K Compliant, obtaining compliance statements from hardware and software vendors, supply manufacturers and service trading partners, and planning for remediation of non-compliant systems. The Company expects to complete this phase in December 1998.

           Phase Three - Remediation and Testing

In this phase, the Company will deploy plans for elimination, upgrade, replacement or modification of non-compliant systems and products and test compliance. The Company has scheduled completion of this phase for mid-1999.

The Company's core operating (IT and manufacturing) system for its Watertown-based operations is not yet Y2K Compliant. The Company is currently pursuing a remediation plan for this system, has made significant progress, and expects to have it completed by mid-1999. The Company's bottled water accounting system in the United States is not yet Y2K Compliant. The Company has purchased a new integrated distribution and accounting system, which management believes will significantly enhance its bottled water operations. This new system is Y2K Compliant and implementation is scheduled for completion by mid-1999. Individual bottled water business locations are running this new system as it is implemented, which the Company believes may reduce the risks associated with potential Y2K non-Compliance should implementation not be fully completed by the end of 1999.






                                 -9-

/10



The Company's other IT systems are not uniform across all operations and locations. The systems for all non-Watertown-based operations have been reviewed. The Company is currently implementing new Y2K Compliant IT systems at two major locations in the U.S. Completion of implementation of these systems is expected by mid-1999. The Company has either completed remediation or implemented new IT systems which are Y2K Compliant at its other significant non-Watertown-based operations.

Remediation or replacement of IT systems at other locations is under way and expected to be completed by mid-1999. The Company believes that failure of these systems to become Y2K Compliant would be unlikely to have a material impact on the Company due to the relatively small size of these operations and the opportunity to perform relevant tasks manually.

The Company's assessment plan includes assessment of Y2K Compliance of non-information technology (non-IT) components including the Company's membrane-related equipment, own and operate equipment, other products, manufacturing equipment and facilities. Substantial progress has been made in these areas and completion of such assessment is expected in December 1998.

The Company has begun to receive compliance statements from vendors of both IT and non-IT systems and is revising its vendors' status on an on-going basis based upon information it is receiving. The Company is working with its most important vendors to resolve remediation and compliance problems as they are identified.

     Costs to Address Y2K Issues

The Company's assessment and remediation of Y2K Compliance issues is anticipated to cost approximately $1.5 million, excluding the cost of new systems implementation. Expenses to date of approximately $600,000 are consistent with such expectations. The Company does not currently expect that actual Y2K expenses finally incurred will materially exceed its estimate.

     Risk of the Company's Y2K Issues

If the Company fails to achieve Y2K Compliance in all its systems, the Company could lose the ability to process certain of its customers' orders, manufacture products or provide services to customers until compliance is achieved or a means to work around the failure is implemented. However, most of the Company's businesses process a small number of relatively large transactions, mitigating the short-term dependence on information systems. Also, because the Company's systems are not uniform across the Company, it is anticipated that any failure would not be system-wide. Furthermore, a failure to fill an order may not necessarily result in complete loss of the order. Some orders could be filled through alternative methods within a relatively short period. Nevertheless, any disruption in order fulfillment, manufacturing or the provision of services to customers could result in some loss of revenue or claims against the Company. Moreover, there is uncertainty as to whether the Company may experience any disruption

                                -10-
/11



in these areas as a result of uncertainty concerning the Y2K readiness of third-party vendors. If disruption in any of these areas resulting from Y2K non-Compliance is greater than anticipated, the loss of revenue could be material.

     Contingency Plans

The Company plans to complete contingency plans by mid-1999 to deal with possible failures in systems which it determines may not achieve Y2K Compliance on a timely basis.

Forward-Looking Information

The Company's future results of operations and certain statements contained in this Report on Form 10-Q, including without limitation in this "Management's Discussion and Analysis of Results of Operations and Financial Condition," constitute forward-looking statements. Such statements are based on management's current views and assumptions and involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations. Among these factors are business conditions and the general economy; competitive factors, such as acceptance of new products and price pressures; risk of nonpayment of accounts receivable; risks associated with foreign operations; the ability of the Company to achieve Y2K Compliance in accordance with its current program including the ability of the Company to ascertain and plan for compliance issues of third-party vendors; regulations and laws affecting business in each of the Company's markets; and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission.































                                   -11-

/12


                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     The Attorney General of the Commonwealth of Massachusetts is conducting an investigation into certain former operations of a division of the Company during portions of the years 1991 through 1995. The Company is cooperating with this investigation of possible violations of environmental statutes and regulations that relate to one facility that ceased operations in 1995. The Company cannot predict the outcome of this matter, but it may result in administrative, civil or criminal charges and/or monetary payments.

Item 5.  Other Information

     The Company's 1999 Annual Meeting is presently expected to be held on May 6, 1999. Proposals of stockholders intended to be presented at the 1999 Annual Meeting must be received no later than November 30, 1998 for inclusion in the Company's Proxy Statement and Proxy for the 1999 Annual Meeting.

     Under the Company's By-Laws, notice of a stockholder proposal for action at the 1999 Annual Meeting for which inclusion in the Company's Proxy Statement will not be sought must be given to the Clerk of the Company no earlier than January 7, 1999 and no later than February 16, 1999. Notice of a stockholder proposal for nomination to the Board of Directors to be voted upon at the 1999 Annual Meeting must also be received by the Clerk of the Company no earlier than January 7, 1999 and no later than February 16, 1999. Articles V and VII of the Company's By-Laws contain certain requirements for the content of such notices.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10     Material Contracts

                    10.1   Ionics, Incorporated 1998 Non-Employee
                           Directors' Fee Plan.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     September 30, 1998.

     All other items reportable under Part II have been omitted as inapplicable or because the answer is negative, or because the information was previously reported to the Securities and Exchange Commission.

                                -12-
/13





                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 IONICS, INCORPORATED



Date:   November 14, 1998        By: /s/Arthur L. Goldstein
                                     Arthur L. Goldstein
                                     Chairman and Chief Executive Officer
                                     (duly authorized officer)



Date:   November 14, 1998        By: /s/Robert J. Halliday
                                     Robert J. Halliday
                                     Vice President, Finance
                                     (chief financial officer)

























                                   -13-
/14







                               EXHIBIT INDEX

                                                             Sequentially
                                                              Numbered
Exhibit                                                         Page

  10    Material Contracts

        10.1  Ionics, Incorporated 1998 Non-Employee
              Directors' Fee Plan                                16

  27    Financial Data Schedule                                  20
                                                         (for electronic
                                                          purposes only)






































                                  -14-
/15