Form 10-K405
period 1998-12-31
IONICS INC
filed 1999-03-30
CIK 52466

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998

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



State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 19, 1999 was $440,651,315 (15,772,754 shares at $27 15/16 per share) (includes shares owned by a trust for the indirect benefit of a non-employee director, and by a trust for the indirect benefit of a spouse of a non-employee director).


               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 19, 1999, 16,129,804 shares of Common Stock, $1 par value, were issued and outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Stockholders. Parts I, II
                                                    (for Item 201
                                                    information)
                                                    and IV

Portions of the Definitive Proxy Statement for
the Annual Meeting of Stockholders to be held
on May 6, 1999.                                     Part III


























/2



                             PART I

     Statements in this Annual Report on Form 10-K which are not historical facts, so-called "forward looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission.

Item 1.  BUSINESS

     Ionics, Incorporated ("Ionics," or the "Company") is a leading water purification company engaged worldwide in the supply of water and of water treatment equipment through the use of proprietary separations technologies and systems. Ionics' products and services are used by the Company or its customers to desalt brackish water and seawater, to purify and supply bottled water, to treat water in the home, to manufacture and supply water treatment chemicals and ultrapure water, to process food products, recycle and reclaim process water and wastewater, and to measure levels of water-borne contaminants and pollutants. The Company's customers include industrial companies, consumers, municipalities and other governmental entities, and utilities. Unless the context indicates otherwise, the terms "Ionics" and "Company" as used herein includes Ionics, Incorporated and all its subsidiaries.

     The Company's business activities are now reported in four business group segments. This segmentation reflects a change from three reportable segments which the Company provided in prior periods. The current reporting reflects the business group structure which the Company put into place in the latter part of 1998. The business group structure is based upon defined areas of management responsibility with respect to markets, applications and products. These business group segments are: the Equipment Business Group; Ultrapure Water Group; Consumer Water Group; and Instrument Business Group. In 1998, these segments accounted for approximately 37%, 32%, 23% and 8%, respectively, of the Company's total revenues. Approximately 47% of the Company's 1998 revenues were derived from foreign sales or operations.

     Fifty years ago, the Company pioneered the development of the ion-exchange membrane and the electrodialysis process. Since that time, the Company has expanded its separations technology base to include a number of membrane and non-membrane-based separations processes which the Company refers to as "The Ionics ToolboxR." These separations processes include electrodialysis reversal
(EDR), reverse osmosis (RO), ultrafiltration (UF), microfiltration
(MF), electrodeionization (EDI), electrolysis, ion exchange, carbon adsorption, and thermal processes such as evaporation and crystallization, as well as solvent extraction and recovery processes. The Company believes that it is the world's leading manufacturer of ion-exchange membranes and of membrane-based systems for the desalination of water.

/3

     The Company was incorporated in Massachusetts in 1948.  The
Company's principal executive offices are located at 65 Grove
Street, Watertown, Massachusetts 02472.

Financial Information About Business Segments

     The information contained in Note 15 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to
Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

Equipment Business Group

     The Equipment Business Group accounted for approximately 37% of revenues in 1998. This segment provides technologies, treatment systems and services for seawater desalination, brackish water desalination, wastewater reuse and recycle, potable water and high purity water. In addition this segment includes the Company's custom fabrication activities and food and chemical processing activities.

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

     The Company sells a wide spectrum of products and systems to serve this market which utilize technologies including EDR, ion exchange, EDI, RO, UF, ozonation and carbon adsorption.
Depending on the customers' needs, the Company provides standardized versions of systems utilizing one or more of the technologies mentioned, or can supply complete turnkey plants that may include standardized models as well as peripheral water treatment equipment, complete engineering services, process and equipment design, project engineering, commissioning, operator training and field service.

     In 1997, the Company introduced the new Ionics EDR 2020TM system, a third-generation brackish water desalination system incorporating several new, patented improvements at reduced cost.









/4

     Wastewater Treatment Equipment

     The market for wastewater treatment, recycle and reuse has shown significant growth as world demand for water of specified quality continues to increase and as regulations limiting waste discharges to the environment continue to mount. The wastewater market is increasingly driven by the concept of total water management, which involves the recognition that the water streams which enter, leave or become part of a process can be managed to achieve overall economic efficiencies. Ionics services the wastewater market with brine concentrators and crystallizers, traditional wastewater treatment equipment, and special electrodialysis reversal membrane-based concentrators for recycle and reuse.

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



/5

     The Company's wholly owned subsidiary, Ionics (Bermuda) Ltd., owns and operates a 600,000 gallon per day EDR brackish water desalting plant on the island of Bermuda. This plant supplies fresh water under a long-term contract with Watlington Waterworks Ltd., a Bermuda corporation partially owned by Ionics.

     Through its Ionics Aqua Design subsidiaries, the Company owns and operates more than 30 desalination plants on a number of Caribbean islands, which provide drinking water to hotels, resorts and governmental entities. Drinking water on these islands is usually supplied pursuant to water supply contracts with terms ranging from five to ten years. In 1998, the Company signed long-term, build-own-operate municipal desalination contracts with the governments of Bonaire, Anguilla and Barbados. The Barbados facility will be the largest brackish water desalination facility in the Caribbean, and the Company will supply water under a 15-year contract.

     Chemical Supply

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

     Custom Fabricated Products

     At its Bridgeville, Pennsylvania facility, the Company fabricates specially designed products for industrial and defense-related applications. The Company's experience and expertise in design, welding, machining and assembly to meet exceptionally fine tolerances have been utilized to fabricate






/6
products ranging from intricate small parts to large multi-ton assemblies.

Ultrapure Water Group

     The Ultrapure Water Group accounted for approximately 32% of the Company's 1998 revenues. This segment provides equipment and services for specialized industrial users of ultrapure water. Ultrapure water is water that has been purified by a series of processes to the degree that remaining impurities are measured in parts per billion or trillion.

     Ultrapure Water Equipment

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

     The Company supplies sophisticated ultrapure water systems which utilize a combination of ion-exchange, EDI, RO and UF technologies. These systems are either trailer-mounted or land-based and vary from standardized modules to large multimillion dollar systems, depending on the customer's requirements. In 1998, the Company was awarded an order for an ultrapure water system utilizing the Company's EDI technology to be located in Beijing, the first such installation in China.

     Included in the equipment sold by the Ultrapure Water Group is the Company's OzgenR ozone-generation equipment, which is being utilized by semiconductor plants as well as for swimming pool and aquarium disinfection.

     The Company established the Ionics Life Sciences division at the beginning of 1999 to expand its delivery of ultrapure water equipment and services to the pharmaceutical industry.

     Ultrapure Water Supply

     In industries such as power generation, semiconductors, pharmaceuticals and biotechnology, ultrapure water is critical to product quality and yield. Depending on the composition and quantity of the impurities to be removed or treated, any one of several membrane separations methods can be utilized to provide ultrapure water to the customer. Ionics has pioneered in the application of three membrane technologies (EDR, RO and UF) combined together in a mobile system called the "triple membrane" trailer for use in the commercial processing of ultrapure water. Ionics provides ultrapure water services and the production and sale of ultrapure water from trailer-mounted units at customer sites.
/7

     Ionics has also commercially implemented its EDI technology in the production of ultrapure water. EDI is a continuous, electrically driven, membrane-based water purification process which produces ultrapure water without the use of strong chemical regenerants, such as sulfuric acid and caustic soda, which are commonly required. The Company's TMT-II trailers utilize a combination of EDI, RO and UF technologies and represent what the Company believes to be the most advanced technology used in the commercial processing of ultrapure water.

     At the end of 1998, Company-owned or operated equipment for the production of ultrapure water and other purified process water under contract with companies in various industries had a total capacity of approximately 24,000 gallons per minute.

     In January 1996, the Company acquired Apollo Ultrapure Water Systems, Inc., based near Los Angeles, enabling the Company to provide additional resources to service the growing Southern California ultrapure water market. In November 1997, the Company acquired a majority interest in a Malaysian company now called Ionics Enersave Engineering Sdn Bhd, which provides ultrapure water services and systems to the southeast Asian market.

     One of the Company's important ultrapure water service activities is ion-exchange regeneration services, which are provided at four U.S. and four overseas locations. In 1998, the Company commissioned a state-of-the-art resin regeneration facility in Singapore, and has just completed a 66,000 square foot facility in San Jose, California which contains resin regeneration, manufacturing and service facilities. The Company also provides system sanitization and high-flow deionization services at customer sites.

Consumer Water Group

     This business group segment accounted for approximately 23% of the Company's 1998 revenues. The Company's consumer water products serve the bottled water, home water purification, and consumer bleach-based product market areas.

     Aqua CoolR Pure Bottled Water

     Ionics entered the bottled water business in 1984. The Company's strategy is to utilize its proprietary desalination and purification technology to produce a brand of drinking water, named Aqua Cool Pure Bottled Water, which can be reproduced with uniform consistency and high quality at numerous locations around the world. Distribution operations have been established at seven Company-owned locations throughout England; at 18 Company-owned locations serving a number of metropolitan areas in the eastern, southeastern and central United States; and, through joint ventures, in Bahrain, Kuwait and Saudi Arabia. The Company's business focuses on the sale of Aqua Cool in five-
/8
gallon bottles to a variety of commercial and residential customers. The Company has recently expanded its product-line to include office coffee service and other services complementary to bottled water distribution.

     At the end of 1998, there were a total of 29 Aqua Cool distribution centers in the United States and overseas, supplied with Aqua Cool by nine regional water purification and bottling facilities, supplying a customer base of approximately 135,000. Early in 1999, the Company acquired Aquarelle, a French bottled water distributor, with the intent of expanding the Company's bottled water operations into continental Europe.

     Home Water Purification Systems

           Point-of-Use Devices

     The Company participates in the "point-of-use" market for over- and under-the-sink water purifiers through the sale of reverse osmosis and activated carbon-based filtering devices, and through the manufacture and sale of HYgeneR, a proprietary, EPA-registered, silver-impregnated activated carbon filtering medium. The Company incorporates HYgene, which is designed to prevent bacterial build-up while providing the capability of removing undesirable tastes and odors from the water supply, into its own bacteriostatic water conditioners and also sells HYgene to manufacturers of household point-of-use water filters.

           Point-of-Entry Devices

     Ionics' point-of-entry water products include ion-exchange water conditioners to "soften" hard water, and chemicals and media for filtration and treatment. The Company sells its products, under the General Ionics and other brand names, through both independent distributorships and wholly owned sales and service dealerships.

     In 1998, the Company introduced a new line of bacteriostatic water conditioning systems, and began to market water conditioning systems in Ireland.

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




/9

Instrument Business Group

     The Company's Instrument Business Group accounted for approximately 8% of the Company's 1998 revenues. This business segment comprises the Ionics Instrument Group located in Watertown, Massachusetts and Ionics Sievers Instruments, located in Boulder, Colorado. The Company has become a leading manufacturer of instruments that measure total organic carbon across the water "spectrum" from ultrapure water to wastewater. The Sievers Model 400 TOC analyzer is the only on-line TOC analyzer designed specifically to comply with new United States Pharmacopoeia (USP) requirements for determining water quality in the pharmaceutical industry. Ionics Sievers recently introduced TOC analyzers sensitive to the parts-per-trillion range, used primarily for ultrapure water measurement in the semiconductor and pharmaceutical industries.

     Sievers TOC monitors complement the Company's TOC monitor line for process water and wastewater applications. The Company's other instrument products, which are used both in the laboratory and on-line, measure and detect, among other things, total carbon, sulfur, nitric oxide, chemical oxygen demand and total oxygen demand. The Company also sells instruments for the measurement of dissolved metals and specific chemical analyzers for ammonia, phosphates, nitrates and chlorine.

     In 1998, the Company began to market a line of instruments for the detection of thin layers of oil on water. One line of such instruments is designed and manufactured by Agar
Technologies Process and Environmental Control Ltd., an Israeli corporation acquired by the Company early in 1999.

Other Information Concerning the Business of the Company

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


/10

     Patents and Trademarks

     The Company believes that its products, know-how, servicing network and marketing skills are more significant to its business than trademarks or patent protection of its technology. Nevertheless, the Company has a policy of applying for patents both in the United States and abroad on inventions made in the course of its research and development work for which a commercial use is considered likely. The Company owns numerous United States and foreign patents and trademarks and has issued licenses thereunder, and currently has additional pending patent applications. Of the approximately 90 outstanding U.S. patents held by the Company, a substantial portion involves membranes, membrane technology and related separations processes such as ED and EDR, RO, UF and EDI. The Company does not believe that any of its individual patents or groups of related patents, nor any of its trademarks, is of sufficient importance that its termination or abandonment, or the cancellation of licenses extending rights thereunder, would have a material adverse effect on the Company.

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

     Backlog

     The Company's backlog of firm orders was $189,917,000 at December 31, 1998 and $153,679,000 at December 31, 1997. For
multi-year contracts, the Company includes in reported backlog the revenues associated with the first five years of the contract. For multi-year contracts which are not otherwise included in backlog, the Company includes in backlog up to one year of revenues. The Company expects to fill approximately 77% of its December 31, 1998 backlog during 1999. The Company does not believe that there are any seasonal aspects to its backlog figures.
/11

     Government Contracts

     The Company does not believe that any of its sales under U.S. Government contracts or subcontracts during 1998 are subject to renegotiation. The Company has not had adjustments to its negotiated contract prices, nor are any proceedings pending for such adjustments.

     Research and Development

     The Company is actively engaged in research and development directed toward products for use in water purification, processing and measurement, and separations technology. The Company's research and development expenses were approximately $6,635,000 in 1998, $5,410,000 in 1997, and $5,108,000 in 1996.

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

     With respect to the Company's Equipment Business Group, there are a number of companies, including several sizable chemical companies, that manufacture membranes, but not equipment. There are numerous smaller companies, primarily fabricators, that build water treatment and desalination equipment, but which generally do not have their own proprietary membrane technology. A limited number of companies manufacture both membranes and equipment. The Company has numerous competitors in its conventional water treatment, instruments and fabricated products business lines.

     In 1998, the International Desalination Association released a report providing data regarding the manufacturers of desalination equipment. According to the report, which covered land-based water desalination plants delivered or under construction as of December 31, 1997, with a capacity to produce 100 cubic meters (approximately 25,000 gallons) or more of fresh water daily, the Company ranked first in terms of the cumulative number of such plants sold, having sold 1,742 plants of such capacity, more than the next three manufacturers combined. In addition, the Company ranked first in the total capacity of such plants sold.
/12

     With respect to the Ultrapure Water Group business segment, the Company competes with suppliers of ultrapure water services on a national and regional basis, and with other manufacturers of membrane-related equipment.

     With respect to the Company's Consumer Water Group business segment, there are numerous bottled water companies which compete with the Company, including several which are much larger than the Company. Most of the Company's competitors in point-of-entry and point-of-use products for the home are small assemblers, serving local or regional markets. However, there are also several large companies competing nationally in these markets.

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

     In May 1998, a wholly owned California subsidiary of the Company was notified by the U.S. Environmental Protection Agency ("EPA") that it was a potentially responsible party (PRP)in connection with the Operating Industries, Inc. Superfund Site in Monterey Park, California. Because of its relatively small volumetric contribution of waste to the site,the subsidiary was eligible to participate in a de minimis settlement, and in January 1999 made full and timely payment of $13,685 in settlement.

     The Company is one of approximately 1,000 PRPs at a Superfund site at Solvent Recovery Services of New England in Southington, Connecticut (the "SRS Site"). The Company's volumetric ranking in comparison to the total volume of wastes treated at the SRS Site is approximately 0.5%. A non-time critical removal action, consisting of containment, pumping, and /13 treatment of the most heavily contaminated non-bedrock ground water, was completed in 1995. The Company's share of combined assessments to date against all PRPs for non-time critical removal actions and other work totals approximately $60,000. The ultimate site cleanup cost is currently not expected to exceed $59 million, of which the Company's share would not exceed $308,000 including the amounts already assessed against the Company. While it is too soon to predict the scope and cost of the final clean-up remedy that the EPA will select, based on the Company's small volumetric ranking and the identities of the larger PRPs, which include many substantial companies, the Company believes that its liability in this matter will not have a material effect on the Company or its financial position.

     During 1995, the Company acquired certain real property in Maryland to accommodate expansion of the Elite bleach-based consumer chemicals business. Prior to its acquisition by the Company, the property had been determined to have some contamination of soil and ground water. In conjunction with the purchase, the Company worked closely with the Maryland Department of the Environment and, based upon an environmental study completed by a third party consultant, reached a preliminary agreement regarding treatment. Based upon the costs of treatment identified by the consultant, the Company has provided a conservative accrual, recorded as part of the cost of the property. The Company believes that additional liability associated with treatment of the property, if any, will not have a material effect on the Company or its financial condition.

     Certain former operations of a division of the Company are the subject of an investigation into possible violations of environmental regulations by the Office of the Attorney General of the Commonwealth of Massachusetts. See Item 3, Legal
Proceedings, page I-15.

     The Company has never had a product liability claim grounded in environmental liability, and believes that the nature of its products and business makes such a claim unlikely.

     Employees

     The Company and its consolidated subsidiaries employ approximately 2,200 full-time persons. None of the Company's employees are represented by unions or have entered into workplace agreements with the Company, except for the employees of the Company's Australian subsidiary and certain employees of the Company's Spanish subsidiary. The Company considers its relations with its employees to be good.

     Foreign Operations

     The Company's sales to customers in foreign countries primarily involve desalination systems, ultrapure water systems, /14 water and wastewater treatment systems, sodium hypochlorite, Cloromat systems, products and services related to these foregoing systems, instruments and bottled water. The Company seeks to minimize financial risks relating to its international operations. Wherever possible, the Company obtains letters of credit or similar payment assurances denominated in U.S. dollars. If U.S. dollar payments cannot be secured, the Company, where appropriate, enters into foreign currency hedging transactions. The Company also uses foreign sources for equipment parts and may borrow funds in local (foreign) currencies to offset the asset risk of foreign currency devaluation. Net foreign currency transaction (losses)/gains included in income before income taxes and minority interest totaled $(28,000) in 1998, $100,000 in 1997, and $548,000 in 1996.

     The Company engages in certain foreign operations both directly and through the following wholly owned subsidiaries:
Ionics (Bermuda) Ltd.; Ionics Iberica, S.A.; Ionics (U.K.) Limited; Ionics Italba, S.p.A.; Ionics Nederland B.V.; Elite Chemicals Pty. Ltd.; Ionics France S.A.; Resources Conservation Co. International; Ionics (Korea) Inc.; Aqua Design, Inc., including its subsidiaries and affiliates; Ionics Asia-Pacific Pte Ltd.; Ionics Watertec Pty. Ltd.; Ionics Foreign Sales Corporation Limited; Aquarelle S.A. (acquired in early 1999); and Agar Technologies Process and Environmental Control Ltd. (acquired in early 1999). In 1997, the Company acquired a 55% ownership interest in Ionics Enersave Engineering Sdn Bhd, a Malaysian corporation with subsidiary operations in Indonesia and China.

     The Company also engages in various foreign operations through investments in affiliated companies and joint venture relationships. The activities include the production, sale and distribution of bottled water through a 40% owned affiliate in Bahrain, a 40% owned affiliate in Saudi Arabia, and a 49% owned affiliate in Kuwait.

     In addition, the Company has a 20% ownership interest in Watlington Waterworks, Limited in Bermuda. Watlington collects, treats and distributes water throughout Bermuda for both potable and non-potable uses. The Company also has a 50% ownership interest in Yuasa-Ionics Co., Ltd., Tokyo, Japan, which among its activities serves as a distributor of certain of the Company's products in Japan; and, through Ionics Iberica, S.A., 20% interests in Aguas Tratadas de Cadereyta, S.A. de C.V. and Aguas Tratadas de Madero, S.A. de C.V., companies organized to provide water treatment services in Mexico. Through its Italian subsidiary, the Company has a 50% ownership interest in Agrinord S.r.l., an Italian company engaged in waste treatment operations.

     Further geographical and financial information concerning the Company's foreign operations appears in Notes 1, 5, 8, 13, 14 and 15 to the Company's Consolidated Financial Statements included as part of the Company's 1998 Annual Report to Stockholders, which Notes are incorporated herein by reference.
/15

Financial Information About Geographic Areas

     The information contained in Note 15 of Notes to Consolidated Financial Statements contained in the Company's
Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.


Item 2.  PROPERTIES

     The Company's executive offices are located in Watertown, Massachusetts. Manufacturing and other operations are carried out in a number of locations. The following table provides certain information as to the Company's principal general offices and manufacturing facilities:

                                        Business                             Approximate
                                    Segment Utilizing          Property      Square Feet
     Location                         the Location             Interest     of Floor Space
     Watertown, MA (headquarters)   Equipment Business Group     Owned          134,000
                                    Instrument Business Group
                                    Consumer Water Group

     Watertown, MA                  Equipment Business Group     Owned          127,000
                                    Consumer Water Group

     Bridgeville, PA                Equipment Business Group     Owned           77,000
                                    Consumer Water Group

     Elkton, MD                     Consumer Water Group         Owned          234,000

     Ludlow, MA                     Consumer Water Group         Owned          129,000

     San Jose, CA                   Ultrapure Water Group        Owned           66,000

     Boulder, CO                    Instrument Business Group    Leased          74,000

     London, England                Consumer Water Group         Owned           36,000

     The Company also owns or leases smaller facilities in which its business segments conduct business. The Company makes use primarily of leased facilities for its Aqua Cool bottled water distribution centers. The majority of these facilities contain less than 10,000 square feet.

     The Company considers the business facilities that it utilizes to be adequate for the uses to which they are being put.







/16

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

     On March 27, 1998, the Company was served with a summons and complaint in connection with a lawsuit now captioned United States Filter Corporation, U.S. Filter/Ionpure, Inc., IP Holding Company, Millipore Corporation and Millipore Investment Holdings Limited v. Ionics, Incorporated, filed in the U.S. District Court, District of Massachusetts (Boston). Plaintiffs allege that the Company is infringing a certain reissue patent, which issued on March 10, 1998, by making, selling, offering to sell and using the Company's electrodeionization (EDI) systems within the United States. The Company was recently notified that plaintiffs are seeking to add to their complaint claims of infringement of certain earlier-issued patents. The Company, which pioneered the development of the EDI process over 30 years ago and holds a number of patents related to EDI technology, believes that it has valid defenses to plaintiffs' infringement claims and intends vigorously to defend itself in this litigation, which is in the early discovery stages.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.











/17

                                 PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1998. The information set forth on page 37 entitled "Common Stock Price Range" and on the inside back cover of such Annual Report is hereby incorporated by reference.


Item 6.  SELECTED FINANCIAL DATA

    Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1998. The information set forth on page 37 of such Annual Report entitled "Statement of Operations Data" and "Balance Sheet Data" is hereby incorporated by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

    Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1998. The information set forth on pages 17 through 21 of such Annual Report entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is hereby incorporated by reference.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative Instruments

The Company had $318,000 of foreign exchange contracts outstanding at December 31, 1998. These contracts are immaterial to the Company and as they were used to hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions. The Company has no other derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 119. The Company holds no investment securities which would require disclosure of market risk.

Market Risk

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. At December 31, 1998, the Company had $6.9 million of short-term debt and $1.5 million of long-term debt outstanding. The short-term debt was issued under various working capital lines and due to its short- /18

                                  II-1



term maturities, a hypothetical 10% decrease in the Company's weighted average short-term borrowing rate at December 31, 1998 would not have materially affected the year-end carrying value of the debt. The Company's exposure to currency exchange rate fluctuations has been and is expected to remain modest due to the fact that the operations of its international subsidiaries are primarily conducted in their respective local currencies.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1998. The consolidated balance sheets of the Registrant as of December 31, 1998 and 1997, the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 1998, 1997 and 1996, and the related notes with the opinion thereon of PricewaterhouseCoopers LLP, independent accountants, on pages 21 through 36, and Selected Quarterly Financial Data (unaudited) on page 37, are hereby incorporated by reference.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    This item is not applicable to the Company.





























/19

                                  II-2



                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 with respect to directors is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 6, 1999, filed with the Securities and Exchange Commission on March 24, 1999.

    The information regarding executive officers is as follows:

                      Age as of     Positions
Name                 March 1, 1999  Presently Held

Arthur L. Goldstein*      63        President, Chief Executive Officer
                                     and Director since 1971; Chairman
                                     of the Board since 1990
William E. Katz           74        Executive Vice President since 1983;
                                     Director since 1961
John P. Bergeron          47        Vice President since February 23, 1999;
                                     Treasurer since November 1997
Edward J. Cichon          44        Vice President, Equipment Business
                                     Group since July 1998
Robert J. Halliday        44        Vice President, Finance since
                                     December 1990; Chief Financial
                                     Officer since August 1992
Stephen Korn              53        Vice President, General Counsel
                                     and Clerk since September 1989
Theodore G. Papastavros   65        Vice President since 1975;
                                     Vice President, Strategic Planning
                                     since February 1990
___________________
* Member of Executive Committee

     There are no family relationships between any of the officers or directors. Officers of the Company are appointed each year at the annual meeting of Directors.

     Except for Mr. Cichon, all of the above executive officers have been employed by the Company in various capacities for more than five years. Prior to joining the Company in July 1998, Mr. Cichon served as a Senior Vice President of Metcalf & Eddy, Inc., a water and wastewater engineering and services firm, where he was employed for 18 years.


Item 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 6, 1999, filed with the Securities and Exchange Commission on March 24, 1999.

/20

                               III-1




Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 6, 1999, filed with the Securities and Exchange Commission on March 24, 1999.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 6, 1999, filed with the Securities and Exchange Commission on March 24, 1999.





































/21

                               III-2



                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a)  1.   Financial Statements

          See Index to Financial Statements and Financial
          Statement Schedules on page IV-8.  The Financial
          Statement Schedules are filed as part of this Annual
          Report on Form 10-K.

     2.   Financial Statement Schedules

          See Index to Financial Statements and Financial
          Statement Schedules on page IV-8.

     3.   Exhibits

     Exhibit
       No.    Description
     3.0      Articles of Organization and By-Laws

              3.1    Restated Articles of Organization filed                *
                     April 16, 1986 (filed as Exhibit 3.1 to the
                     Company's Annual Report on Form 10-K for the
                     year ended December 31, 1997).

              3.1(a) Amendment to the Restated Articles of                  *
                     Organization filed June 19, 1987 (filed
                     as Exhibit 3.1(a) to the Company's Annual
                     Report on Form 10-K for the year ended
                     December 31, 1997).

              3.1(b) Amendment to Restated Articles of                      *
                     Organization filed May 13, 1988
                     (filed as Exhibit 3.1(b) to
                     Registration Statement No. 33-38290 on
                     Form S-2 effective January 24, 1991).

              3.1(c) Amendment to Restated Articles of                      *
                     Organization filed May 8, 1992
                     (filed as Exhibit 3.1 to the Company's
                     Quarterly Report on Form 10-Q for the
                     quarterly period ending June 30, 1996).

              3.1(d) Amendment to Restated Articles of                      *
                     Organization filed May 8, 1998
                     (filed as Exhibit 3.1 to the Company's
                     Quarterly Report on Form 10-Q for the
                     quarterly period ending March 31, 1998).



/22


                             IV-1



              3.2    By-Laws, as amended through November 14, 1997          *
                     (filed as Exhibit 3.2 to the Company's Annual
                     Report on Form 10-K for the year ended
                     December 31, 1997).

     4.0 Instruments defining the rights of security holders, including indentures

              4.1    Renewed Rights Agreement, dated as of                  *
                     August 19, 1997 between Registrant and
                     BankBoston N.A. (filed as Exhibit 1 to
                     the Company's Current Report on Form 8-K
                     dated August 27, 1997).

              4.2    Form of Common Stock Certificate (filed as            *
                     Exhibit 4.2 to the Company's Annual Report
                     on Form 10-K for the year ended
                     December 31, 1997).

     10.0     Material Contracts

              10.1   1979 Stock Option Plan, as amended through            *
                     February 22, 1996 (filed as Exhibit 10.1 to
                     the Company's Annual Report on Form 10-K for the
                     year ended December 31, 1995).

              10.2   1986 Stock Option Plan for Non-Employee Directors,    *
                     as amended through February 19, 1997 (filed as
                     Exhibit 10.2 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 1996).

              10.3   Amended and Restated Credit Agreement between         *
                     the Company and the First National Bank of Boston
                     dated as of December 31, 1992 (filed as
                     Exhibit 10.3 to the Company's Annual Report
                     for the year ended December 31, 1997).

              10.3(1)Amendment Agreement No. 1, dated as of                *
                     December 31, 1995, to Amended and Restated
                     Credit Agreement between the Company and The
                     First National Bank of Boston (filed as Exhibit
                     10.3(1) to the Company's Annual Report on Form 10-K
                     for the year ended December 31, 1995).

              10.3(2)Amendment Agreement No. 2, dated as of
                     December 31, 1998, to Amended and Restated
                     Credit Agreement between the Company and BankBoston N.A.

              10.4   Operating Agreement dated as of September 27,         *
                     1989 between the Company and Aqua Cool
                     Enterprises, Inc. (filed as Exhibit 10.4 to
                     the Company's Annual Report on Form 10-K for
                     the year ended December 31, 1997).

/23


                             IV-2




              10.5   Term Lease Master Agreement dated as of               *
                     September 27, 1989 between the Company and
                     Aqua Cool Enterprises, Inc. (filed as
                     Exhibit 10.5 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 1997).

              10.6   Option Agreement dated as of September 27, 1989       *
                     among the Company, Aqua Cool Enterprises, Inc.
                     and the other parties named therein (filed as
                     Exhibit 10.6 to the Company's registration
                     statement on Form S-2, No. 33-38290,
                     effective January 24, 1991).

              10.7   1994 Restricted Stock Plan (filed as Exhibit 10.12    *
                     to the Company's Annual Report on Form 10-K dated
                     March 30, 1995).

              10.8   1997 Stock Incentive Plan (filed as Exhibit 10.12     *
                     to the Company's Annual Report on Form 10-K dated
                     December 31, 1996).

              10.9   Ionics, Incorporated Supplemental Executive           *
                     Retirement Plan effective as of January 1, 1996
                     (filed as Exhibit 10.9 to the Company's Annual
                     Report on Form 10-K dated December 31, 1997).

              10.10  Form of Employee Retention Agreement dated            *
                     February 24, 1998 between the Company and
                     certain officers of the Company and its
                     subsidiaries (filed as Exhibit 10.10 to the
                     Company's Annual Report on Form 10-K dated
                     December 31, 1997).

              10.11  1998 Non-Employee Directors Fee Plan (filed           *
                     as Exhibit 10.1 to the Company's Quarterly
                     Report on Form 10-Q for the quarterly period
                     ending September 30, 1998).


     13.0 Annual Report to Stockholders of the Company for the year ended December 31, 1998 (constituting the following sections: Management's Discussion and Analysis of Results of Operations and Financial Condition; Report of Independent
              Accountants; Consolidated Statements of Operations;
              Consolidated Balance Sheets; Consolidated Statements of
              Cash Flow; Consolidated Statements of Stockholders' Equity;
              Notes to Consolidated Financial Statements; Selected
              Financial Data; Board of Directors; Corporate Officers;
              Principal U.S. Offices, Affiliates & Subsidiaries;
              Corporate Headquarters; Principal Overseas Offices,
              Affiliates & Subsidiaries; Investor Information; Transfer
              Agent & Registrar; and Auditors).



/24


                             IV-3




     21.0     Subsidiaries of the Registrant.

     23.0     Consents

              23.1   Consent of PricewaterhouseCoopers LLP
                     to incorporation by reference of that firm's report dated February 19, 1999, which is included on page 21 of the Registrant's
                     Annual Report to Stockholders
                     for the year ended December 31, 1998.

     24.0     Power of Attorney.

     27.0     Financial Data Schedule.                                    **
________________________________
     *   incorporated herein by reference
     **  for electronic purposes only





































/25

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal 1998.

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



















/26

                        SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             IONICS, INCORPORATED
                             (Registrant)



                             By:  /s/Arthur L. Goldstein
                                  Arthur L. Goldstein,
                                  Chairman of the Board,
                                  President and Chief
                                  Executive Officer

                             Date:    March 29, 1999



     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 29, 1999         By: /s/Arthur L. Goldstein
                                 Arthur L. Goldstein,
                                 Chairman of the Board,
                                 President and
                                 Chief Executive Officer
                                 (principal executive
                                 officer) and Director


Date: March 29, 1999         By: /s/Robert J. Halliday
                                 Robert J. Halliday,
                                 Vice President, Finance
                                 and Chief Financial Officer
                                 (principal financial officer
                                 and principal accounting
                                 officer)









/27

Date: March 29, 1999         By/s/Douglas R. Brown
                                  Douglas R. Brown, Director


Date: March 29, 1999         By/s/William L. Brown
                                  William L. Brown, Director


Date: March 29, 1999         By/s/Arnaud de Vitry d'Avaucourt
                                  Arnaud de Vitry d'Avaucourt,
                                  Director


Date: March 29, 1999         By/s/Kathleen F. Feldstein
                                  Kathleen F. Feldstein,
                                  Director


Date: March 29, 1999         By/s/William E. Katz
                                  William E. Katz, Director


Date: March 29, 1999         By/s/John J. Shields
                                  John J. Shields, Director


Date: March 29, 1999         By/s/Carl S. Sloane
                                  Carl S. Sloane, Director


Date: March 29, 1999         By/s/Daniel I.C. Wang
                                  Daniel I.C. Wang, Director


Date: March 29, 1999         By/s/Mark S. Wrighton
                                  Mark S. Wrighton, Director


Date: March 29, 1999         By/s/Allen S. Wyett
                                  Allen S. Wyett, Director












/28

                     IONICS, INCORPORATED
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                         PAGES

Report of Independent Accountants                           21*

Financial Statements:

     Consolidated Statements of Operations for the
     Years Ended December 31, 1998, 1997 and 1996           22*

     Consolidated Balance Sheets as of
     December 31, 1998 and 1997                             23*

     Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1998, 1997 and 1996           24*

     Consolidated Statements of Stockholders' Equity for
     the Years Ended December 31, 1998, 1997 and 1996       25*

     Notes to Consolidated Financial Statements          26-36*


Supporting Financial Statement Schedules for the years ended
December 31, 1998, 1997 and 1996:

     Schedule II - Valuation and Qualifying Accounts     IV-9


Report of Independent Accountants on Financial
Statement Schedule                                       IV-10

__________________

All other schedules are omitted because the amounts are immaterial, the schedules are not applicable, or the required information is shown in the financial statements or the notes thereto.

* Page references are to the Annual Report to Stockholders of the Company for the year ended December 31, 1998, which pages are incorporated herein by reference.












/29

                             IONICS, INCORPORATED

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                      Additions    Additions
                         Balance at   Charged to     Due to
                           End of     Costs and     Acquired                      Balance at
Description              Prior Year    Expenses    Businesses     Deductions(A)   End of Year
Allowance for doubtful
accounts and uncollectible
notes receivable:

     Years ended:

     December 31, 1998   $2,289,000   $1,319,000   $       0      $  717,000      $2,891,000

     December 31, 1997   $2,858,000   $1,408,000   $  40,000      $2,017,000      $2,289,000

     December 31, 1996   $2,410,000   $1,011,000   $ 286,000      $  849,000      $2,858,000


(A)  Deductions result primarily from the write-off of accounts.



























/30

               REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ionics, Incorporated:

     Our report on the consolidated financial statements of Ionics, Incorporated as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 has been incorporated by reference in this Form 10-K from page 21 of the 1998 Annual Report to Stockholders of Ionics, Incorporated. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the three years in the period ending December 31, 1998, listed in the Index on page IV-8 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                /s/PRICEWATERHOUSECOOPERS LLP



Boston, Massachusetts
February 19, 1999


























/31

                                  EXHIBIT INDEX
                                                                     Sequentially
     Exhibit                                                           Numbered
       No.      Description                                              Page

     3.0      Articles of Organization and By-Laws

              3.1     Restated Articles of Organization filed              *
                      April 16, 1986 (filed as Exhibit 3.1 to the
                      Company's Annual Report on Form 10-K for the
                      year ended December 31, 1997).

              3.1(a)  Amendment to the Restated Articles of                *
                      Organization filed June 19, 1987 (filed
                      as Exhibit 3.1(a) to the Company's Annual
                      Report on Form 10-K for the year ended
                      December 31, 1997).

              3.1(b)  Amendment to Restated Articles of                    *
                      Organization filed May 13, 1988
                      (filed as Exhibit 3.1(b) to
                      Registration Statement No. 33-38290 on
                      Form S-2 effective January 24, 1991).

              3.1(c)  Amendment to Restated Articles of                    *
                      Organization filed May 8, 1992
                      (filed as Exhibit 3.1 to the Company's
                      Quarterly Report on Form 10-Q for the quarterly
                      period ending June 30, 1996).

              3.1(d)  Amendment to Restated Articles of                    *
                      Organization filed May 8, 1998
                      (filed as Exhibit 3.1 to the Company's
                      Quarterly Report on Form 10-Q for the
                      quarterly period ending March 31, 1998).

              3.2     By-Laws, as amended through November 14, 1997        *
                      (filed as Exhibit 3.2 to the Company's Annual
                      Report on Form 10-K for the year ended
                      December 31, 1997).

     4.0 Instruments defining the rights of security holders, including indentures

              4.1     Renewed Rights Agreement, dated as of                *
                      August 19, 1997 between Registrant and
                      BankBoston N.A. (filed as Exhibit 1 to
                      the Company's Current Report on Form 8-K
                      dated August 27, 1997).




/32






              4.2     Form of Common Stock Certificate (filed as           *
                      Exhibit 4.2 to the Company's Annual Report
                      on Form 10-K for the year ended
                      December 31, 1997).

     10.0     Material Contracts

              10.1    1979 Stock Option Plan, as amended through           *
                      February 22, 1996 (filed as Exhibit 10.1 to
                      the Company's Annual Report on Form 10-K for the
                      year ended December 31, 1995).

              10.2    1986 Stock Option Plan for Non-Employee Directors,   *
                      as amended through February 19, 1997 (filed as
                      Exhibit 10.2 to the Company's Annual Report on
                      Form 10-K for the year ended December 31, 1996).

              10.3    Amended and Restated Credit Agreement between        *
                      the Company and the First National Bank of Boston
                      dated as of December 31, 1992 (filed as
                      Exhibit 10.3 to the Company's Annual Report
                      for the year ended December 31, 1997).

              10.3(1) Amendment Agreement No. 1, dated as of               *
                      December 31, 1995, to Amended and Restated
                      Credit Agreement between the Company and The
                      First National Bank of Boston (filed as Exhibit
                      10.3(1) to the Company's Annual Report on Form 10-K
                      for the year ended December 31, 1995).

              10.3(2) Amendment Agreement No. 2, dated as of               35
                      December 31, 1998, to Amended and Restated
                      Credit Agreement between the Company and
                      BankBoston N.A.

              10.4    Operating Agreement dated as of September 27,        *
                      1989 between the Company and Aqua Cool
                      Enterprises, Inc. (filed as Exhibit 10.4 to
                      the Company's Annual Report on Form 10-K for
                      the year ended December 31, 1997).

              10.5    Term Lease Master Agreement dated as of              *
                      September 27, 1989 between the Company and
                      Aqua Cool Enterprises, Inc. (filed as
                      Exhibit 10.5 to the Company's Annual Report on
                      Form 10-K for the year ended December 31, 1997).

              10.6    Option Agreement dated as of September 27, 1989      *
                      among the Company, Aqua Cool Enterprises, Inc.
                      and the other parties named therein (filed as
                      Exhibit 10.6 to the Company's registration
                      statement on Form S-2, No. 33-38290,
                      effective January 24, 1991).


/33





              10.7    1994 Restricted Stock Plan (filed as Exhibit 10.12   *
                      to the Company's Annual Report on Form 10-K dated
                      March 30, 1995).

              10.8    1997 Stock Incentive Plan (filed as Exhibit 10.12    *
                      to the Company's Annual Report on Form 10-K dated
                      December 31, 1996).

              10.9    Ionics, Incorporated Supplemental Executive          *
                      Retirement Plan effective as of January 1, 1996
                      (filed as Exhibit 10.9 to the Company's Annual
                      Report on Form 10-K dated December 31, 1997).

              10.10   Form of Employee Retention Agreement dated           *
                      February 24, 1998 between the Company and
                      certain officers of the Company and its
                      subsidiaries (filed as Exhibit 10.10 to the
                      Company's Annual Report on Form 10-K dated
                      December 31, 1997).

              10.11   1998 Non-Employee Directors Fee Plan (filed          *
                      as Exhibit 10.1 to the Company's Quarterly
                      Report on Form 10-Q for the quarterly period
                      ending September 30, 1998).

     13.0     Annual Report to Stockholders of the Company for the        40
              year ended December 31, 1998 (constituting the following
              sections:  Management's Discussion and Analysis of Results of Operations and Financial Condition; Report of Independent
              Accountants; Consolidated Statements of Operations;
              Consolidated Balance Sheets; Consolidated Statements of
              Cash Flow; Consolidated Statements of Stockholders' Equity;
              Notes to Consolidated Financial Statements; Selected
              Financial Data; Board of Directors; Corporate Officers;
              Principal U.S. Offices, Affiliates & Subsidiaries;
              Corporate Headquarters; Principal Overseas Offices,
              Affiliates & Subsidiaries; Investor Information; Transfer
              Agent & Registrar, and Auditors).

     21.0     Subsidiaries of the Registrant.                             75

     23.0     Consents

              23.1   Consent of PricewaterhouseCoopers LLP                76
                     to incorporation by reference of that firm's
                     report dated February 19, 1999, which is
                     included on page 21 of the Registrant's
                     Annual Report to Stockholders
                     for the year ended December 31, 1998.

     24.0     Power of Attorney.                                          77

     27.0     Financial Data Schedule.                                    **
________________________________
     *   incorporated herein by reference
     **  for electronic purposes only

/34