Form 10-Q
period 1999-03-31
IONICS INC
filed 1999-05-14
CIK 52466

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1999

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

          Class                   Outstanding at March 31, 1999

 Common Stock, Par Value $1            16,130,150 Shares
/1





                        IONICS, INCORPORATED

                            FORM 10-Q FOR

                    QUARTER ENDED MARCH 31, 1999

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
                                                     (for electronic
                                                      purposes only)












                                - 1 -
/2


                        PART I - FINANCIAL INFORMATION

                             IONICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (Amounts in thousands, except per share amounts)
                                                      Three Months Ended
                                                           March 31,
                                                        1999       1998
Net revenue:
  Equipment Business Group                            $34,439    $33,758
  Ultrapure Water Group                                24,533     18,782
  Consumer Water Group                                 21,859     18,496
  Instrument Business Group                             6,585      7,938
                                                       87,416     78,974

Costs and expenses:
  Cost of sales of Equipment Business Group            24,715     23,431
  Cost of sales of Ultrapure Water Group               18,238     14,006
  Cost of sales of Consumer Water Group                12,283     10,298
  Cost of sales of Instrument Business Group            3,016      2,954
  Research and development                              1,868      1,644
  Selling, general and administrative                  20,109     17,877
                                                       80,229     70,210
Income from operations                                  7,187      8,764
Interest income                                           108        151
Interest expense                                         (130)      (119)
Equity income                                             163        111
Income before income taxes and minority interest        7,328      8,907

Provision for income taxes                              2,382      2,896
Income before minority interest                         4,946      6,011
Minority interest expense                                 274          3
Net income                                            $ 4,672    $ 6,008
Basic earnings per share                              $   .29    $   .37
Diluted earnings per share                            $   .29    $   .37
Shares used in basic earnings per
  share calculations                                   16,127     16,027

Shares used in diluted earnings per
  share calculations                                   16,288     16,411

The accompanying notes are an integral part of these financial statements.

                                      -2-
/3


                            IONICS, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                (Amounts in thousands, except share amounts)
                                                            March 31,  December 31,
                                                              1999         1998
ASSETS
Current assets:
  Cash and cash equivalents                                 $  15,485    $  28,770
  Short-term investments                                          405          359
  Notes receivable, current                                     3,881        4,144
  Accounts receivable                                         110,239      111,844
  Receivables from affiliated companies                         2,388        2,329
  Inventories:
    Raw materials                                              18,689       19,164
    Work in process                                             6,915        8,523
    Finished goods                                              5,355        3,862
                                                               30,959       31,549

  Other current assets                                          8,056        8,098
       Total current assets                                   171,413      187,093
Notes receivable, long-term                                     8,520        8,824
Investments in affiliated companies                             7,911        7,057
Property, plant and equipment:
  Land                                                          8,388        8,194
  Buildings                                                    43,463       41,594
  Machinery and equipment                                     262,801      259,885
  Other, including furniture, fixtures and vehicles            45,216       44,267
                                                              359,868      353,940
  Less accumulated depreciation                              (162,714)    (158,257)
                                                              197,154      195,683
Other assets                                                   62,009       53,466
       Total assets                                         $ 447,007    $ 452,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion
    of long-term debt                                       $   8,673    $   6,873
  Accounts payable                                             26,896       37,361
  Customer deposits                                             3,689        3,965
  Accrued commissions                                           2,528        2,203
  Accrued expenses                                             33,593       31,884
  Taxes on income                                               4,858        3,648
       Total current liabilities                               80,237       85,934
Long-term debt and notes payable                                1,695        1,519
Deferred income taxes                                          15,216       17,036
Other liabilities                                               2,192        2,036
Stockholders' equity:
  Common stock, par value $1, 55,000,000 authorized shares;
  issued: 16,130,150 in 1999 and 16,116,649 in 1998            16,130       16,117
  Additional paid-in capital                                  157,878      157,571
  Retained earnings                                           184,615      179,943
  Accumulated other comprehensive income                      (10,839)      (7,889)
  Unearned compensation                                          (117)        (144)
       Total stockholders' equity                             347,667      345,598
       Total liabilities and stockholders' equity           $ 447,007    $ 452,123

The accompanying notes are an integral part of these financial statements.


                                        -3-
/4


                             IONICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)
                                                             Three Months Ended
                                                                   March 31,
                                                               1999        1998
Operating activities:
  Net income                                                 $  4,672    $  6,008
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              6,920       6,459
     Provision for losses on accounts and notes receivable        176         167
     Compensation expense on restricted stock awards               27          27
     Changes in assets and liabilities:
        Notes receivable                                          (64)       (341)
        Accounts receivable                                     1,388       2,962
        Inventories                                               831      (1,128)
        Other current assets                                       78         108
        Investments in affiliates                              (1,102)       (683)
        Accounts payable and accrued expenses                  (9,416)     (3,316)
        Income taxes                                              877       1,262
        Other                                                  (1,704)     (1,952)
           Net cash provided by operating activities            2,683       9,573
Investing activities:
  Additions to property, plant and equipment                   (9,031)     (6,175)
  Disposals of property, plant and equipment                      214         439
  Acquisitions, net of cash acquired                           (8,394)          -
  Purchase of short-term investments                              (45)       (751)
           Net cash used by investing activities              (17,256)     (6,487)
Financing activities:
  Principal payments on current debt                           (5,862)     (9,480)
  Proceeds from issuance of current debt                        7,717       1,205
  Principal payments on long-term debt                           (518)         (4)
  Proceeds from issuance of long-term debt                        116         441
  Proceeds from stock option plans                                275       1,512
           Net cash provided/(used) by financing activities     1,728      (6,326)
Effect of exchange rate changes on cash                          (440)          8
Net change in cash and cash equivalents                       (13,285)     (3,232)
Cash and cash equivalents at beginning of period               28,770      25,787
Cash and cash equivalents at end of period                   $ 15,485    $ 22,555

The accompanying notes are an integral part of these financial statements.

                                      -4-
/5


                        IONICS, INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of Ionics, Incorporated (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1999 and December 31, 1998, the consolidated results of its operations for the three months ended March 31, 1999 and 1998 and the consolidated cash flows for the three months then ended.

2. The consolidated results of operations of the Company for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results of operations to be expected for the full year.

3. Reference is made to the Notes to Consolidated Financial Statements appearing in the Company's 1998 Annual Report as filed on Form 10-K with the Securities and Exchange Commission. There have been no significant changes in the information reported in those Notes, other than from the normal business activities of the Company, and there have been no changes which would, in the opinion of Management, have a materially adverse effect upon the Company.

4. Certain prior year amounts have been reclassified to conform to the current year presentation with no impact on net income.

5.  Earnings per share (EPS) calculations:

                                              (Amounts in thousands, except per share amounts)

                                  For the period ended March 31, 1999    For the period ended March 31, 1998
                                     Net                  Per Share          Net                  Per Share
                                    Income      Shares      Amount          Income      Shares      Amount
    Basic EPS
      Income available to common    $4,672      16,127      $ .29          $6,008       16,027      $ .37
        stockholders
      Effect of dilutive stock
        options                          -         161                          -          384
                                  ______________________                 _______________________
    Diluted EPS                     $4,672      16,288      $ .29          $6,008       16,411      $ .37

6.  Comprehensive Income

    The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The table below sets forth "comprehensive income" as defined by SFAS No. 130 for the three month periods ended March 31, 1999 and 1998.

                                    (Amounts in thousands)

                                  Three Months Ended March 31,
                                   1999              1998
    Net income                    $4,672            $6,008
    Other comprehensive income,
      net of tax:
         Translation adjustments  (2,950)             (194)
    Comprehensive income          $1,722            $5,814

                                    -5-
/6




7. In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." At the end of 1998, the Company changed from three reportable segments to four reportable "business group" segments corresponding to a "business group" structure which was put into place in the latter part of 1998. Segment information for the prior year has been restated to reflect this change. As of March 31, 1999, no changes have been made to the basis of segmentation or the measurement of profit or loss from that which was reported in the Company's 1998 Annual Report as filed on Form 10-K with the Securities and Exchange Commission, and there were no material changes to total assets by segment.

    The following table summarizes the Company's operations by the four business group segments and "Corporate."

                                   Equipment    Ultrapure   Consumer   Instrument
                                   Business       Water       Water     Business
Dollars in Thousands                Group         Group       Group       Group    Corporate      Total
1999
Revenue - unaffiliated customers   $ 34,439     $ 24,533    $ 21,859   $  6,585    $      -     $ 87,416
Inter-segment transfers                 319          197           -        194        (710)           -
Gross profit                          9,724        6,295       9,576      3,569           -       29,164
Research and development                                                                          (1,868)
Selling, general and administrative                                                              (20,109)
Interest income                                                                                      108
Interest expense                                                                                    (130)
Equity income                                                                                        163
Income before income taxes
    and minority interest                                                                          7,328



1998
Revenue - unaffiliated customers   $  33,758    $ 18,782    $ 18,496   $  7,938    $      -     $ 78,974
Inter-segment transfers                  746          77           -        196      (1,019)           -
Gross profit                          10,327       4,776       8,198      4,984           -       28,285
Research and development                                                                          (1,644)
Selling, general and administrative                                                              (17,877)
Interest income                                                                                      151
Interest expense                                                                                    (119)
Equity income                                                                                        111
Income before income taxes
    and minority interest                                                                          8,907








                                                    -6-
/7


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Comparison of the Three Months Ended March 31, 1999
with the Three Months Ended March 31, 1998

Revenues for the first quarter of 1999 increased 10.7%, and net income decreased by 22.2% compared to the results of the first quarter of 1998. The decline in net income was primarily due to a reduction in earnings before interest, taxes and minority interest (EBIT) in the Instrument Business Group. This reduction was attributable to lower revenues, unfavorable overhead absorption due to lower volume and a higher proportion of lower margin service revenue for the Instrument Business Group in the first quarter of 1999. Partially mitigating this decline was a significant increase in EBIT in the Ultrapure Water Group. The Ultrapure Water Group benefited from increased sales in the first quarter of 1999 in comparison to the first quarter of 1998.

Total revenues were $87.4 million in the first quarter of 1999 compared with $79.0 million in the first quarter of 1998. Revenues were higher in the Ultrapure Water Group, the Consumer Water Group and the Equipment Business Group, while revenues declined in the Instrument Business Group. The Company's three acquisitions made at the beginning of the first quarter of 1999 did not provide significant revenues as these businesses were added to provide the Company with access to new markets rather than significant initial sales volume.

The Equipment Business Group's revenues increased by 2.0% in the first quarter of 1999 as compared to the first quarter of 1998. This increase came from higher capital equipment sales while water supply sales of this Group remained relatively flat.

The revenues of the Ultrapure Water Group increased by $5.8 million in the first quarter of 1999 compared to the first quarter of 1998. This increase reflects the shipment of orders largely received in 1998. Revenues for this Group were down significantly in 1998 primarily due to a slowdown in capital spending by the microelectronics industry.

The 18.2% increase in the Consumer Water Group's revenues from the first quarter of 1999, compared with the first quarter of 1998, was due to growth in both bottled water and home water products. In addition, through the acquisition of Aquarelle SA, the Company entered the French bottled water market at the beginning of 1999.

The Instrument Business Group's revenues declined by $1.4 million in the first quarter of 1999 as compared to the first quarter of 1998. This Group benefited from strong demand in the first part of 1998 due to the implementation of United States Pharmacopoeial Convention's USP 23 which mandated the monitoring of Total Organic Carbon (TOC) in water processed by the pharmacuetical industry.


                               -7-
/8



Cost of sales as a percentage of revenues was 66.6% in the first quarter of 1999 compared to 64.2% in the first quarter of 1998.

Cost of sales as a percentage of revenues increased in the first quarter of 1999, compared to the first quarter of 1998, for the Equipment Business Group, the Consumer Water Group and the Instrument Business Group, while such percentage for the Ultrapure Water Group decreased slightly in the first quarter of 1999 compared with the first quarter of 1998. The increase in the Equipment Business Group primarily reflected a shift in the mix of contracts to the lower margin equipment businesses and to relatively stronger margins for wastewater equipment sales in the first quarter of 1998. The Consumer Water Group's slight increase in cost of sales in the first quarter of 1999, compared to the first quarter of 1998, primarily reflected a lower than normal cost of sales in the first quarter of 1998 due to a modest inventory adjustment which favorably impacted the consumer bleach business. This increase was offset by margin improvement in the home water business. The increase in the cost of sales as a percentage of revenues in the Instrument Business Group was due to an increase in manufacturing overhead, including relocation to a larger facility, as well as a higher portion of revenues for the quarter derived from lower margin service business. These increases were offset by a slight decrease in cost of sales for the Ultrapure Water Group in the first quarter of 1999, compared to the first quarter of 1998, because of a more favorable mix of jobs supported by a strong service business with favorable margins.

Operating expenses as a percentage of revenues were 25.1% in the first quarter of 1999 and 24.7% in the first quarter of 1998.
The increase in operating expenses as a percentage of revenues primarily reflected the decline in sales in the Instrument Business Group and more rapid growth in the Consumer Water Group which generally has higher operating expenses and higher gross margins than do the capital equipment businesses. The Consumer Water Group also had higher operating expenses in the first quarter of 1999 due to start-up expenses related to Aqua Cool's expansion into the French market and expenses for a major computer system implementation for the Aqua Cool business in the United States. In addition, operating expenses increased due to expanded marketing initiatives as well as the Company's continued commitment to investment in its research and development programs.

Interest expense of $0.1 million and interest income of $0.1 million in the first quarter of 1999 remained relatively consistent with interest expense and income in the first quarter of 1998.

Financial Condition

Working capital decreased $10 million during the first three months of 1999 while the Company's current ratio decreased slightly to 2.1 at March 31, 1999 from 2.2 at December 31, 1998. Cash provided from net income and depreciation totaled $11.6 million during the first three months of 1999, while the primary uses of cash were for additions to property, plant and equipment, three acquisitions at the beginning of the first quarter of 1999 and a significant reduction in accounts payable. Significant capital expenditures were incurred to support growth in bottled water operations, for new manufacturing and distribution facilities and for "own and operate" facilities.

                               -8-
/9





At March 31, 1999 the Company had $15.5 million in cash and cash equivalents, a decrease of $13.3 million from December 31, 1998. Accounts payable decreased by $10.5 million, and other assets increased by $8.5 million, primarily due to goodwill from the three acquisitions made at the beginning of the first quarter of 1999. Notes payable and long-term debt increased by $2.0 million. The Company believes that its cash and cash equivalents, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.

Year 2000 Readiness Disclosure and Related Information

The Company's State of Readiness

The Company has undertaken a program to assure that its computer software and systems (including information technology (IT) and manufacturing systems), facilities and products will be able to distinguish 21st century dates from 20th century dates (so-called "Year 2000 (Y2K) Compliance or Compliant"). The Company's program is divided into the following three phases:

Phase One - Inventory and Planning

The Company completed this phase in July 1998. In this phase, the Company inventoried all hardware and software that potentially is susceptible to Y2K problems, prepared plans for assessing compliance and completing remediation, and prepared vendor compliance letters.

Phase Two - Assessment

In this phase, the Company is assessing which of its systems and products are Y2K Compliant. The Company has requested compliance statements from hardware and software vendors, supply manufacturers and service trading partners and has received responses from many vendors and has not discovered any significant compliance problems. This phase also includes the planning for remediation of non-compliant systems. The Company anticipated the completion of this phase by the end of the first quarter of 1999. To date, approximately 95% of this phase is complete.

Phase Three - Remediation and Testing

In this Phase, the company will deploy plans for elimination, upgrade, replacement or modification of non-compliant systems and products and test compliance. The Company has scheduled completion of this phase by the third quarter of 1999.







                               -9-
/10




The Company's core operating (IT and manufacturing) system for its headquarters operations is not yet Y2K Compliant. The Company is currently pursuing a remediation plan for this system, has made significant progress, and expects to have it completed by mid-1999. The Company's bottled water accounting system in the United States is not yet fully Y2K Compliant. The Company has purchased a new integrated distribution and accounting system, which management believes will significantly enhance its bottled water operations. This new system is Y2K Compliant and implementation is scheduled for completion by the end of the third quarter of 1999. Individual bottled water business locations are running this new system as it is implemented, which the Company believes may reduce the risks associated with potential Y2K non-compliance should implementation not be fully completed by the end of 1999.

The Company's other IT systems are not uniform across all operations and locations. The systems for all non-headquarters operations have been reviewed. The Company is currently implementing new Y2K Compliant IT systems at two major locations in the U.S. Completion of implementation of these systems is expected by mid-1999. The Company has either completed remediation or implemented new IT systems which are Y2K Compliant at its other significant non-headquarters operations.

Remediation or replacement of IT systems at other locations is under way and is expected to be completed by mid-1999. The Company believes that failure of these systems to become Y2K Compliant would be unlikely to have a material impact on the Company due to the relatively small size of these operations and the opportunity to perform relevant tasks manually.

The Company's assessment plan includes assessment of Y2K Compliance of non-information technology (non-IT) components including the Company's membrane-related equipment, "own and operate" equipment, other products, manufacturing equipment and facilities. Substantial progress has been made in these areas, and assessment is almost complete.

The Company is obtaining compliance statements from vendors of both IT and non-IT systems and is revising its vendors' status on an on-going basis based upon information it is receiving. The Company is working with its most important vendors to resolve remediation and compliance problems as they are identified.

Costs to Address Y2K Issues

The Company's assessment and remediation of Y2K Compliance issues is anticipated to cost approximately $1.5 million, excluding the cost of new systems implementation. Expenses to date of approximately $900,000 are consistent with such expectations.
The Company does not currently expect that actual Y2K expenses finally incurred will materially exceed its estimate.



                              -10-
/11



Risk of the Company's Y2K Issues

If the Company fails to achieve Y2K Compliance in all its systems, the Company could lose the ability to process certain of its customers' orders, manufacture products or provide services to customers until compliance is achieved or a means to work around the failure is implemented. However, most of the Company's businesses process a small number of relatively large transactions, mitigating the short-term dependence on information systems. Also, because the Company's systems are not uniform across the Company, it is anticipated that any failure would not be Company-wide. Furthermore, a failure to fill an order may not necessarily result in complete loss of the order. Some orders could be filled through alternative methods within a relatively short period. Nevertheless, any disruption in order fulfillment, manufacturing or the provision of services to customers could result in some loss of revenue or claims against the Company. Moreover, there is uncertainty as to whether the Company may experience any disruption in these areas as a result of uncertainty concerning the Y2K readiness of third-party vendors. If disruption in any of these areas resulting from Y2K non-compliance is greater than anticipated, the loss of revenue could be material.

Contingency Plans

The Company plans to complete contingency plans by the end of the third quarter of 1999 to deal with possible failures in systems which it determines may not achieve Y2K Compliance on a timely basis.

Quantitative and Qualitative Disclosures about Market Risk

Derivative Instruments and Market Risk

There has been no material change in the information reported in the Company's 1998 Annual Report as filed on Form 10-K with the Securities and Exchange Commission with respect to these risk matters.

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

The Company's future results of operations and certain statements contained in this report, including, without limitation, "Management's Discussion and Analysis of Results of Operations and Financial Condition," constitute forward-looking statements. Such statements are based on management's current views and assumptions and involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations. Among these factors are acceptance of new products and price pressures; risk of nonpayment of accounts receivable; risks associated with foreign operations; the ability of the Company to achieve Y2K Compliance in accordance with its current program including the ability of the Company to ascertain and plan for compliance issues of third-party vendors; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission.

                                 -11-

/12




                      PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1999.

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



                                 IONICS, INCORPORATED



Date:   May 14, 1999        By: /s/Arthur L. Goldstein
                                 Arthur L. Goldstein
                                 Chairman and Chief Executive Officer
                                 (duly authorized officer)



Date:   May 14, 1999        By: /s/Robert J. Halliday
                                 Robert J. Halliday
                                 Vice President, Finance and
                                 Chief Financial Officer
































                                -13-
/14







                            EXHIBIT INDEX

                                                       Sequentially
                                                         Numbered
Exhibit                                                    Page

27.0      Financial Data Schedule                           16
                                                      (for electronic
                                                       purposes only)









































                                -14-
/15