Form 10-Q
period 1999-06-30
IONICS INC
filed 1999-08-13
CIK 52466

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1999

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

_____________   _______(617) 926-2500        ______
(Registrant's telephone number, including area code)


                               NONE
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class        ______        Outstanding at June 30, 1999
Common Stock, Par Value $1            16,135,609 Shares

                      IONICS, INCORPORATED

                            FORM 10-Q


                 FOR QUARTER ENDED JUNE 30, 1999

                              INDEX

                                                       Page No.
Part I -  Financial Information


     Consolidated Statements of Operations               2


     Consolidated Balance Sheets                         3


     Consolidated Statements of Cash Flows               4


     Notes to Consolidated Financial Statements          5


     Management's Discussion and Analysis of Results
of Operations and Financial Condition                    8

Part II - Other Information                             13


     Signatures                                         14


     Exhibit Index                                      15


     Exhibit 27 - Financial Data Schedule               16
                                             (for electronic
                                              purposes only)

                 PART I - FINANCIAL INFORMATION

                      IONICS, INCORPORATED
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

        (Amounts in thousands, except per share amounts)


                                              Three Months Ended     Six Months Ended
                                                    June 30,          _ _June 30,
                                                 1999       1998        1999      1998
Net revenue:
   Equipment Business Group                   $30,740    $30,413    $ 65,179  $ 64,171
   Ultrapure Water Group                       23,292     21,076      47,825    39,858
   Consumer Water Group                        23,672     20,117      45,531    38,613
   Instrument Business Group                    6,864      8,661      13,449    16,599
                                               84,568     80,267     171,984   159,241
Costs and expenses:
   Cost of sales of Equipment Business Group   21,736     22,689      46,451    46,120
   Cost of sales of Ultrapure Water Group      17,448     16,026      35,686    30,032
   Cost of sales of Consumer Water Group       12,851     11,182      25,134    21,480
   Cost of sales of Instrument Business Group   2,864      3,549       5,880     6,503
   Research and development                     1,771      1,739       3,639     3,383
   Selling, general and administrative         20,616     18,277      40,725    36,154
                                               77,286     73,462     157,515   143,672

Income from operations                          7,282      6,805      14,469    15,569
Interest income                                   404        150         512       301
Interest expense                                 (205)       (72)       (335)     (191)
Equity income                                     216        147         379       258
Income before income taxes
    and minority interest                       7,697      7,030      15,025    15,937
Provision for income taxes                      2,479      2,222       4,861     5,118
Income before minority interest                 5,218      4,808      10,164    10,819
Minority interest expense                         114        188         388       191
Net income                                    $ 5,104   $  4,620    $  9,776  $ 10,628
Basic earnings per share                      $  0.32   $   0.29    $   0.61  $   0.66
Diluted earnings per share                    $  0.31   $   0.28    $   0.60  $   0.65
Shares used in basic earnings
     per share calculation                     16,133     16,074      16,130    16,051
Shares used in diluted earnings
     per share calculation                     16,374     16,459     16,238     16,435


The accompanying notes are an integral part of these financial statements.

                              - 2 -




                      IONICS, INCORPORATED
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
   (Amounts in thousands, except share and par value amounts)

                                                              June 30,     December 31,
                                                                 1999         1998
ASSETS
Current assets:
     Cash and cash equivalents                                $ 19,187     $ 28,770
     Short-term investments                                        192          359
     Notes receivable, current                                   3,769        4,144
     Accounts receivable                                       109,897      111,844
     Receivables from affiliated companies                       1,544        2,329
     Inventories:
          Raw materials                                         21,146       19,164
          Work in process                                        6,950        8,523
          Finished goods                                         4,206        3,862
                                                                32,302       31,549
     Other current assets                                        7,963        8,098
          Total current assets                                 174,854      187,093

Notes receivable, long-term                                      8,788        8,824
Investments in affiliated companies                              8,267        7,057
Property, plant and equipment:
     Land                                                        8,351        8,194
     Buildings                                                  45,756       41,594
     Machinery and equipment                                   270,745      259,885
     Other, including furniture, fixtures and vehicles          45,177       44,267
                                                               370,029      353,940
     Less accumulated depreciation                            (166,646)    (158,257)
                                                               203,383      195,683
Other assets                                                    61,798       53,466
          Total assets                                        $457,090     $452,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt        $ 13,546     $  6,873
   Accounts payable                                             27,566       37,361
   Customer deposits                                             3,614        3,965
   Accrued commissions                                           1,955        2,203
   Accrued expenses                                             34,461       31,884
   Taxes on income                                               6,454        3,648
          Total current liabilities                             87,596       85,934

Long-term debt and notes payable                                 1,797        1,519
Deferred income taxes                                           13,737       17,036
Other liabilities                                                2,419        2,036
Stockholders' equity:
   Common stock, par value $1, 55,000,000 authorized shares;
    issued: 16,135,609 in 1999 and 16,116,649 in 1998           16,136       16,117
   Additional paid-in capital                                  158,020      157,571
   Retained earnings                                           189,719      179,943
   Accumulated other comprehensive income                      (12,244)      (7,889)
   Unearned compensation                                           (90)        (144)
          Total stockholders' equity                           351,541      345,598
          Total liabilities and stockholders' equity          $457,090     $452,123

The accompanying notes are an integral part of these financial statements.

                            -    3 -

                      IONICS, INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                     (Dollars in thousands)
                                                                  Six Months Ended
                                                                       June 30,
                                                                    1999     1998
Operating activities:
     Net income                                                  $ 9,776   $10,628
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                           14,107    13,284
          Provision for losses on accounts and notes receivable      193       477
          Compensation expense on restricted stock awards             54      54
          Changes in assets and liabilities:
               Notes receivable                                     (450)     (111)
               Accounts receivable                                 2,101       474
               Inventories                                        (1,572)   (3,258)
               Other current assets                                  121      (451)
               Investments in affiliates                          (1,580)   (1,058)
               Accounts payable and accrued expenses              (8,170)      520
               Income taxes                                        1,792       622
               Other                                              (2,175)   (2,628)
                    Net cash provided by operating activities     14,197    18,553
Investing activities:
     Additions to property, plant and equipment                  (22,143)  (16,878)
     Disposals of property, plant and equipment                      936       578
     Acquisitions, net of cash acquired                           (8,394)      -
     Sale/(purchase) of short-term investments                       167      (487)
                    Net cash used by investing activities        (29,434)  (16,787)
Financing activities:
     Principal payments on current debt                           (6,715)  (11,718)
     Proceeds from issuance of current debt                       13,096     2,519
     Principal payments on long-term debt                           (672)       (5)
     Proceeds from issuance of long term debt                        355       274
     Proceeds from stock option plans                                402     2,019
                    Net cash provided/(used) by financing
activities                                                         6,466    (6,911)
Effect of exchange rate changes on cash                             (812)     (135)
Net change in cash and cash equivalents                           (9,583)   (5,280)
Cash and cash equivalents at beginning of period                  28,770    25,787
Cash and cash equivalents at end of period                       $19,187   $20,507

The accompanying notes are an integral part of these financial statements.

                              - 4 -

                      IONICS, INCORPORATED

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Ionics, Incorporated (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1999 and December 31, 1998, the consolidated results of its operations for the three months and six months ended June 30, 1999 and 1998 and the consolidated cash flows for the six months then ended.

2. The consolidated results of operations of the Company for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results of operations to be expected for the full year.

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

5.   Earnings per share (EPS) calculations:

                                    (Amounts in thousands, except per share amounts)

                                          For the three months ended June 30,
                              _           1999               _           1998
                              Net                 Per Share  Net                 Per Share
                              Income    Shares    Amount     Income   Shares     Amount
Basic EPS
  Income available to
  common stockholders         $ 5,104   16,133    $   0.32   $ 4,620   16,074    $    0.29
  Effect of dilutive
  stock options                     -      241                     -      385

Diluted EPS                   $ 5,104   16,374    $   0.31   $ 4,620   16,459    $    0.28

                                           For the six months ended June 30,
                                           1999                         1998
                              Net                 Per Share  Net                 Per Share
                              Income    Shares    Amount     Income   Shares     Amount

Basic EPS
     Income available to
common stockholders           $ 9,776   16,130    $   0.61   $10,628   16,051    $    0.66

  Effect of dilutive
     stock options                  -      108                     -      384

Diluted EPS                   $ 9,776   16,238    $   0.60   $10,628   16,435    $    0.65

                              - 5 -

6. Comprehensive Income

   The Company has adopted the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The table below sets forth "comprehensive income" as defined by SFAS No. 130 for the three month and six month periods ended June 30, 1999 and 1998.

                                          (Amounts in thousands)
                               Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                                  1999       1998        1999      1998
Net income                     $ 5,104     $ 4,620    $ 9,776   $10,628
Other comprehensive income,
  net of tax:
     Translation adjustments    (1,405)       (289)    (4,355)     (483)
Comprehensive income           $ 3,699     $ 4,331   $  5,421   $10,145

7. In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." At the end of 1998, the Company changed from three reportable segments to four reportable "business group" segments corresponding to a "business group" structure which was put into place in the latter part of 1998. Segment information for the prior year has been restated to reflect this change. As of June 30, 1999, no changes have been made to the basis of segmentation or the measurement of profit or loss from that which was reported in the Company's 1998 Annual Report as filed on
   Form 10-K with the Securities and Exchange   Commission, and
   there were no material changes to total      assets by segment.

   The following table summarizes the Company's operations by the four business group segments and "Corporate."

                                                         For the three months ended June 30,
                                       Equipment  Ultrapure  Consumer  Instrument
                                       Business   Water      Water     Business
(Dollars in thousands)                 Group      Group      Group     Group       Corporate Total
1999
Revenue - unaffiliated customers       $ 30,740   $ 23,292   $ 23,672  $  6,864    $     -   $ 84,568
Inter-segment transfers                     546          -          -       383       (929)         -
Gross profit                              9,004      5,844     10,821     4,000          -     29,669
Research and development                                                                       (1,771)
Selling, general and administrative                                                           (20,616)
Interest income                                                                                   404
Interest expense                                                                                 (205)
Equity income                                                                                     216
Income before income taxes
     and minority interest                                                                      7,697




                                                  For the three months ended June 30,
                                       Equipment  Ultrapure  Consumer  Instrument
                                       Business   Water      Water     Business
(Dollars in thousands)                 Group      Group      Group     Group       Corporate Total
1998
Revenue - unaffiliated customers       $ 30,413   $ 21,076   $ 20,117  $  8,661    $     -    $80,267
Inter-segment transfers                     462        602          -       367     (1,431)         -
Gross profit                              7,724      5,050      8,935     5,112          -     26,821
Research and development                                                                       (1,739)
Selling, general and administrative                                                           (18,277)
Interest income                                                                                   150
Interest expense                                                                                  (72)
Equity income                                                                                     147
Income before income taxes
     and minority interest                                                                      7,030

                                                  For the six months ended June 30,
                                       Equipment  Ultrapure  Consumer  Instrument
                                       Business   Water      Water     Business
(Dollars in Thousands)                 Group      Group      Group     Group       Corporate Total
1999
Revenue - unaffiliated customers       $65,179    $47,825    $45,531   $13,449     $     -   $171,984
Inter-segment transfers                    865        197          -       577      (1,639)         -
Gross profit                            18,728     12,139     20,397     7,569           -     58,833
Research and development                                                                       (3,639)
Selling, general and administrative                                                           (40,725)
Interest income                                                                                   512
Interest expense                                                                                 (335)
Equity income                                                                                     379
Income before income taxes
     and minority interest                                                                     15,025


1998
Revenue - unaffiliated customers       $64,171    $39,858    $38,613   $16,599     $    -    $159,241
Inter-segment transfers                  1,208        679         -        563      (2,450)         -
Gross profit                            18,051      9,826     17,133    10,096          -      55,106
Research and development                                                                       (3,383)
Selling, general and administrative                                                           (36,154)
Interest income                                                                                   301
Interest expense                                                                                 (191)
Equity income                                                                                     258
Income before income taxes
     and minority interest                                                                     15,937

                              - 7 -

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Comparison of the Three and Six Months Ended June 30, 1999_with the Three and Six Months Ended June 30, 1998


Revenues for the second quarter of 1999 increased 5.4% to $84.6 million from $80.3 million in 1998. Revenues for the first six-month period of 1999 increased 8.0% to $172.0 million from $159.2 million in the comparable 1998 period. Revenues during 1999 were higher during the second quarter and the six-month period, compared to the respective periods in 1998, in the Equipment Business Group, the Ultrapure Water Group and the Consumer Water Group. The Instrument Business Group's revenues were lower in the second quarter and first half of 1999 than in the second quarter and first half of 1998. The Company's three acquisitions made at the beginning of the first quarter of 1999 did not provide significant revenues in the second quarter or in the six-month period of 1999 as these businesses were added to provide the Company with access to new markets rather than significant initial sales volume.

Within the Equipment Business Group, the modest increase in revenues during the second quarter and the first six-month period of 1999, compared to the same periods in 1998, came from relatively strong international sales of desalination equipment, partially offset by a slight decline in revenue from the Equipment Business Group's water supply business.

The Ultrapure Water Group's revenues increased by $2.2 million or 10.5% in the second quarter of 1999, as compared to the second quarter of 1998, due primarily to stronger sales activity in Asia. In addition, revenues increased by $8.0 million or 20.0% in the first half of 1999 compared to the first half of 1998. Revenues for this Group were down significantly in 1998 primarily due to a slowdown in capital spending by the microelectronics industry.

Revenues from the Consumer Water Group increased $3.6 million, or 17.7%, in the second quarter of 1999 compared to the second quarter of 1998. The Consumer Water Group's revenues also increased $6.9 million, or 17.9%, in the first six months of 1999 from the first half of 1998. These increases were due to growth in both the bottled water and home water businesses.

The Instrument Business Group's revenues declined $1.8 million and $3.2 million in the second quarter and first six months of 1999, respectively, as compared to the same periods in 1998.
This Group benefited from strong demand in the first part of 1998 due to the implementation of United States Pharmacopoeial Convention's USP 23 which mandated the monitoring of Total Organic Carbon (TOC) in water processed by the pharmaceutical industry.

Cost of sales as a percentage of revenues for the second quarter was 64.9% in 1999 and 66.6% in 1998. For the six-month period, cost of sales as a percentage of revenues was 65.8% in 1999 and 65.4% in 1998.

Cost of sales as a percentage of revenues decreased for the Equipment Business Group, the Ultrapure Water Group and the Consumer Water Group for both the second quarter and six-month periods. The Instrument Business Group's cost of sales as a percentage of revenues increased in the second quarter and first half of 1999 compared to the second quarter and first half of 1998. The decrease in this percentage for the Equipment Business Group primarily reflected a shift in the mix of contracts to higher margin capital equipment projects and a greater volume of higher margin spare parts sales. The Ultrapure Water Group's decrease in cost of sales as a percentage of revenues reflects a more favorable mix of jobs for the first two quarters of 1999 than in the first two quarters of 1998. Cost of sales as a percentage of revenue decreased for the Consumer Water Group in the second quarter and first half of 1999, as compared to the second quarter and first half of 1998, due to greater sales volume of bottled water and to price increases in the Home Water business. These decreases were offset by an increase in the Instrument Business Group's cost of sales as a percentage of revenues. The Instrument Business Group's increase in the cost of sales as a percentage of revenues was due to an increase in manufacturing overhead, including relocation to a larger facility, as well as a higher portion of revenues for the quarter and the first half derived from lower margin service business.

Operating expenses as a percentage of revenues increased during the second quarter to 26.5% in 1999 from 24.9% in 1998. For the six-month period, operating expenses as a percentage of revenues increased to 25.8% in 1999 from 24.8% in 1998. The increase in operating expenses as a percentage of revenues primarily reflected the more rapid growth in the Consumer Water Group, which generally has higher operating expenses and higher gross margins than do the capital equipment businesses. The Consumer Water Group also had higher operating expenses in the first half of 1999 due to start-up expenses related to expansion into the French bottled water market and expenses for a major computer system implementation for the Aqua Cool business in the United States. In addition, operating expenses increased due to the decline in sales in the Instrument Business Group. Expanded marketing initiatives as well as the Company's continued commitment to investment in its research and development programs also contributed to the increase in operating expenses as a percentage of revenues.

Interest income of $0.4 million and interest expense of $0.2 million during the second quarter of 1999 were higher than interest income of $0.2 million and interest expense of $0.1 million in 1998, reflecting overall higher average interest rates. During the six-month period, interest income of $0.5 million and interest expense of $0.3 million also were higher than interest income of $0.3 million and interest expense of $0.2 million in 1998 for the same reason.

Financial Condition

Working capital decreased $13.9 million during the first six months of 1999 while the Company's current ratio decreased to 2.0 at June 30, 1999 from 2.2 at December 31, 1998. Cash provided from net income and depreciation totaled $23.9 million during the first six months of 1999 while the primary uses of cash were for additions to property, plant and equipment, three acquisitions at the beginning of the first quarter of 1999 and a significant reduction in accounts payable. Significant capital expenditures were incurred to support growth in the bottled water operations, for new manufacturing and distribution facilities and for "own and operate" facilities.

At June 30, 1999, the Company had $19.2 million in cash and cash equivalents, a decrease of $9.6 million from December 31, 1998. Accounts payable decreased by $9.8 million and other assets increased by $8.3 million. Notes payable and long-term debt increased by $7.0 million. The Company believes that its cash and cash equivalents balances, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.

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

Phase Two - Assessment

In this phase, the Company is assessing which of its systems and products are Y2K Compliant. The Company has requested compliance statements from hardware and software vendors, supply manufacturers and providers of services to the Company, has received responses from many vendors and service providers and has not discovered any significant compliance problems. This phase also includes the planning for remediation of non-compliant systems. The Company had anticipated that this phase would be completed by the end of the first quarter of 1999. This phase has been substantially completed.

The Company's assessment plan includes assessment of Y2K
Compliance of non-information technology (non-IT) components including the Company's membrane-related equipment, "own and operate" equipment, other products, manufacturing equipment and facilities. This assessment has also been substantially completed.

The Company is obtaining compliance statements from vendors of both IT and non-IT systems and is revising its vendors' status on an on-going basis based upon information it is receiving. The Company is working with its most important vendors to resolve remediation and compliance problems as they are identified.

Phase Three - Remediation and Testing

In this phase, the Company is deploying plans for elimination, upgrade, replacement or modification of non-compliant systems and products and is testing Y2K Compliance. The Company has scheduled completion of this phase by the end of the third quarter of 1999.

Approximately 90% of non-IT components within the Company's "own and operate" facilities and its products and systems are Y2K Compliant. The remediation of the remaining 10% is under way and completion is expected by the end of the third quarter of 1999.

The Company's core operating (IT and manufacturing) system for its headquarters operations is not yet Y2K Compliant. To date, the Company has completed modifications and unit testing of the system, and full implementation is expected by the end of the third quarter of 1999. The Company's bottled water accounting system in the United States is not yet fully Y2K Compliant. The

Company has purchased a new integrated distribution and accounting system, which management believes will significantly enhance its bottled water operations. This new system is Y2K Compliant and its installation is approximately 70% complete, with the remaining sites scheduled to be fully operational before year-end. Individual bottled water business locations are running this new system as it is implemented, which the Company believes should reduce the risks associated with potential Y2K non-compliance in the event implementation is not fully completed by the end of 1999.

The Company's other IT systems are not uniform across all operations and locations. The systems for all non-headquarters operations have been reviewed. The Company is currently implementing new Y2K Compliant IT systems at two major locations in the U.S. Completion of implementation of these systems was expected by mid-1999, and is now expected by the end of the third quarter of 1999. The Company has either completed remediation or implemented new IT systems which are Y2K Compliant at its other significant non-headquarters operations.

Remediation or replacement of IT systems at other locations is under way and was expected to be completed by mid-1999; the Company now expects completion of this work by the end of the third quarter of 1999. The Company believes that failure of these systems to become Y2K Compliant would be unlikely to have a material impact on the Company due to the relatively small size of these operations and the opportunity to perform relevant tasks manually.

Costs to Address Y2K Issues

The Company's assessment and remediation of Y2K Compliance issues is anticipated to cost approximately $1.5 million, excluding the cost of new systems implementation. Expenses to date of approximately $1.1 million are consistent with such expectations. The Company does not currently expect that actual Y2K expenses finally incurred will materially exceed its estimate.

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

Contingency Plans

The Company has commenced a process for preparing contingency plans and expects to complete contingency plans early in the fourth quarter of 1999 to deal with possible failures in systems which it determines may not achieve Y2K Compliance on a timely basis.

Quantitative and Qualitative Disclosures about Market Risk

Derivative Instruments and Market Risk

There has been no material change in the information reported in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission with respect to these risk matters.

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform
Act of 1996

The Company's future results of operations and certain statements contained in this report, including, without limitation, "Management's Discussion and Analysis of Results of Operations and Financial Condition," constitute forward-looking statements. Such statements are based on management's current views and assumptions and involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations. Among these factors are business conditions and the general economy; competitive factors, such as acceptance of new products and price pressures; risk of nonpayment of accounts receivable; risks associated with foreign operations; the ability of the Company to achieve Y2K Compliance in accordance with its current program, including the ability of the Company to ascertain and plan for compliance issues of third-party vendors; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, as described above under "Derivative Instruments and Market Risk"; and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

On June 9, 1999, the Company was served with a summons and complaint in connection with a lawsuit captioned United States Filter Corporation, U.S. Filter/Ionpure, Inc. and IP Holding Company v. Ionics, Incorporated, Millipore Corporation and Millipore Investment Holdings Limited, filed in the U.S. District Court, District of Massachusetts (Boston). In this litigation, plaintiffs allege that the Company is infringing six patents relating to electrodeionization (EDI) technology. This lawsuit is the second patent infringement suit brought by the plaintiffs against the Company; a pending lawsuit filed by the plaintiffs against the Company in March 1998 alleges infringement of a certain reissue patent also involving EDI technology. The Company, which pioneered the development of the EDI process over 30 years ago and holds a number of patents related to EDI technology, believes that it has valid defenses to the plaintiffs' infringement claims in both lawsuits and intends vigorously to defend itself against the infringement charges.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held on May 6, 1999.

(b) Douglas R. Brown, Kathleen F. Feldstein, Arthur L. Goldstein and Carl S. Sloane were re-elected as Class I Directors for a three-year term. Continuing as Class II Directors until the 2000 Annual Meeting are Arnaud de Vitry d'Avaucourt,
   William E. Katz, Mark S. Wrighton and Daniel I.C. Wang. Continuing as Class III Directors until the 2001 Annual
Meeting are William L. Brown, John J. Shields and Allen S.
Wyett. Each of the Class I Directors received at least the following votes "for" election and no more than the following votes withheld:

          Votes for:          11,982,524
          Votes withheld:      1,684,454


(c) The other matter submitted for stockholder approval was the selection of PricewaterhouseCoopers LLP as the Company auditors for 1999. The following votes were cast:


          Votes for:          13,627,168
          Votes against:          21,557
          Abstentions:            18,253


Item 6.   Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

   No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1999.

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


                                      IONICS, INCORPORATED




Date: August 13, 1999_           By: /s/Arthur L. Goldstein
                                      Arthur L. Goldstein
                                      Chairman and
                                      Chief Executive Officer
                                      (duly authorized officer)




Date: August 13, 1999_           By: /s/Robert J. Halliday
                                      Robert J. Halliday
                                      Vice President, Finance and
                                      Chief Financial Officer

                          EXHIBIT INDEX


                                 Sequentially
                                 Numbered
                                 Page
Exhibit

27.0 Financial Data Schedule     16
                                 (for electronic purposes only)