Form 10-Q
period 1999-09-30
IONICS INC
filed 1999-11-15
CIK 52466

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended

                       September 30, 1999

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

Registrant's telephone number, including area code(617) 926-2500

Former name, former address and former fiscal year, if changed since last report - None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  X     NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At September 30, 1999 the Company had 16,170,559 shares of Common
           Stock, par value $1 per share, outstanding.

                      IONICS, INCORPORATED

                            FORM 10-Q


                              INDEX



                                                                 Page
Part I -  Financial Information:


          Consolidated Statements of Operations for the Three
          and Nine Months Ended September 30, 1999 and 1998           2


          Consolidated Balance Sheets at September 30, 1999
          and December 31, 1998                                       3


          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1999 and 1998                    4

          Notes to Consolidated Financial Statements                  5


          Management's Discussion and Analysis of Results
          of Operations and Financial Condition                       8



Part II - Other Information                                          13


          Signatures                                                 14


          Exhibit Index                                              15


          Exhibit 27 - Financial Data Schedule                       16
                                                        (for electronic
                                                         purposes only)

                 PART I - FINANCIAL INFORMATION

                      IONICS, INCORPORATED
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
        (Amounts in thousands, except per share amounts)
                                               Three Months Ended            Nine Months Ended
                                                   September 30,               September 30,
                                                 1999            1998       1999
                                                                                        1998
Revenues:
 Equipment Business Group                      $ 31,810    $ 29,355       $ 96,989    $ 93,526
 Ultrapure Water Group                           21,144      30,843         68,969
                                                                                        70,701
 Consumer Water Group                            26,668      21,900         72,199
                                                                                        60,513
 Instrument Business Group                        7,049       6,778         20,498
                                                                                        23,377
                                                 86,671      88,876        258,655
                                                                                       248,117
Costs and expenses:
 Cost of sales - Equipment Business Group        22,767      20,800         69,218      66,920
 Cost of sales - Ultrapure Water Group           16,174      25,011         51,860      55,043
 Cost of sales - Consumer Water Group            14,237      11,876         39,371      33,356
 Cost of sales - Instrument Business Group        2,781       3,190          8,661       9,693
 Research and development                         1,623       1,555          5,262       4,938
 Selling, general and administrative             21,134      18,890         61,859      55,044
                                                 78,716      81,322        236,231     224,994

Income from operations                            7,955       7,554         22,424      23,123
Interest income                                      92         388            604         689
Interest expense                                   (111)          -           (446)       (191)
Equity income                                       180         168            559         426

Income before income taxes and minority
 interest                                         8,116       8,110         23,141      24,047
Provision for income taxes                        2,653       2,676          7,514       7,794
Income before minority interest                   5,463       5,434         15,627      16,253
Minority interest expense                            94         251            482         442

Net income                                      $ 5,369    $  5,183       $ 15,145    $ 15,811
Basic earnings per share                        $  0.33    $   0.32       $   0.94    $   0.98

Diluted earnings per share                      $  0.33    $   0.32       $   0.93    $   0.97

Shares used in basic earnings
 per share calculation                           16,144      16,097         16,135      16,066
Shares used in diluted earnings
 per share calculation                           16,373      16,273         16,283      16,383

The accompanying notes are an integral part of these financial statements.


                               -2-

                      IONICS, INCORPORATED
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
   (Amounts in thousands, except share and par value amounts)
                                                   September 30,   December 31,
                                                      1999            1998
ASSETS
Current assets:
   Cash and cash equivalents                           $ 11,700       $ 28,770
   Short-term investments                                   248            359
   Notes receivable, current                              4,404          4,144
   Accounts receivable                                  123,667        111,844
   Receivables from affiliated companies                  1,280          2,329
   Inventories:
     Raw materials                                       19,380         19,164
     Work in process                                      8,843          8,523
     Finished goods                                       4,930          3,862
                                                         33,153         31,549
   Other current assets                                   7,498          8,098
     Total current assets                               181,950        187,093

Notes receivable, long-term                               9,183          8,824
Investments in affiliated companies                      10,286          7,057
Property, plant and equipment:
   Land                                                   8,360          8,194
   Buildings                                             47,112         41,594
   Machinery and equipment                              282,450        259,885
   Other, including furniture, fixtures
     and vehicles                                        48,679         44,267
                                                        386,601        353,940
   Less accumulated depreciation                       (174,103)      (158,257)
                                                        212,498        195,683
Other assets                                             60,728         53,466
     Total assets                                      $474,645       $452,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of
     long-term debt                                    $ 20,716       $  6,873
   Accounts payable                                      30,848         37,361
   Customer deposits                                      4,318          3,965
   Accrued commissions                                    1,944          2,203
   Accrued expenses                                      28,979         31,884
   Taxes on income                                        8,115          3,648
     Total current liabilities                           94,920         85,934

Long-term debt and notes payable                          1,762          1,519
Deferred income taxes                                    16,108         17,036
Other liabilities                                         2,723          2,036
Stockholders' equity:
   Common stock, par value $1, authorized shares:
  55,000,000; issued: 16,170,559 in 1999 and
  16,116,649 in 1998                                     16,171         16,117
   Additional paid-in capital                           158,506        157,571
   Retained earnings                                    195,088        179,943
   Accumulated other comprehensive income               (10,570)        (7,889)
   Unearned compensation                                    (63)          (144)
     Total stockholders' equity                         359,132        345,598
     Total liabilities and stockholders' equity        $474,645       $452,123

The accompanying notes are an integral part of these financial statements.



                      IONICS, INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                     (Dollars in thousands)
                                                                    Nine Months Ended
                                                                      September 30,
                                                                   1999         1998
Cash flow from operating activities:
   Net income                                                     $15,145    $15,811
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                  19,875      18,844
      Amortization of goodwill                                      1,616       1,203
     Provision for losses on accounts and notes receivable            457         919
     Compensation expense on restricted stock awards                   81          81
     Changes in assets and liabilities:
        Notes receivable                                           (1,020)        (71)
        Accounts receivable                                        (9,568)    (10,889)
        Inventories                                                (1,303)     (4,949)
        Other current assets                                          628           1
        Investments in affiliates                                  (3,464)     (2,479)
        Accounts payable and accrued expenses                     (10,035)      8,929
        Income taxes                                                2,989       1,551
        Other                                                        (877)     (3,613)
          Net cash provided by operating activities                14,524      25,338
Cash flow from investing activities:
   Additions to property, plant and equipment                     (38,029)    (27,981)
   Disposals of property, plant and equipment                       1,371       1,014
   Acquisitions, net of cash acquired                              (8,394)                                                       -
   Sale (purchase) of short-term investments                          112        (132)
          Net cash used in investing activities                   (44,940)    (27,099)
Cash flow from financing activities:
   Principal payments on current debt                              (7,475)    (12,988)
   Proceeds from issuance of current debt                          20,886       4,505
   Principal payments on long-term debt                              (738)         (5)
   Proceeds from issuance of long term debt                           416         395
   Proceeds from stock option plans                                   923       2,189
          Net cash provided from (used in) financing activities    14,012      (5,904)
Effect of exchange rate changes on cash and cash equivalents        (666)         (12)
Net change in cash and cash equivalents                           (17,070)     (7,677)
Cash and cash equivalents at beginning of period                   28,770      25,787
Cash and cash equivalents at end of period                        $11,700     $18,110

The accompanying notes are an integral part of these financial statements.


                               -4-

                      IONICS, INCORPORATED

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation:

   In the opinion of the management of Ionics, Incorporated (the "Company"), all adjustments have been made that are necessary to present fairly the consolidated financial position of the Company, the consolidated results of its operations and the consolidated cash flows for each period presented. The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the Company's 1998 Annual Report as filed on Form 10-K with the Securities and Exchange Commission. Other than as noted below, there have been no significant changes in the information reported in those Notes, other than from the normal business activities of the Company, and there have been no changes which would, in the opinion of management, have a materially adverse effect upon the Company. Certain prior year amounts have been reclassified to conform to the current year presentation with no impact on net income.

2. Contingent Liabilities:

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

3.  Earnings Per Share (EPS) Calculations:

                             (Amounts in thousands, except per share amounts)

                                  For Three Months Ended September 30,
                                  1999                             1998
                         Net               Per Share    Net                Per Share
                       Income     Shares      Amount  Income      Shares      Amount

Basic EPS
 Income available to
 common stockholders    $ 5,369    16,144    $  0.33   $5,183      16,097    $  0.32

  Effect of dilutive
  stock options               -       229                   -         176

Diluted EPS             $ 5,369    16,373    $  0.33   $5,183      16,273    $  0.32




                               -5-

                                   For Nine Months Ended September 30,
                                   1999                           1998
                        Net                Per Share      Net              Per Share
                       Income     Shares      Amount     Income    Shares     Amount
Basic EPS
 Income available to
 common stockholders   $ 15,145   16,135   $   0.94    $ 15,811    16,066  $  0.98

  Effect of dilutive
  stock options               -      148                      -       317

Diluted EPS            $ 15,145   16,283   $   0.93    $ 15,811    16,383  $  0.97

  The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options. The number of options that were antidilutive at the three months ended September 30, 1999 and 1998 were 725,750 and 738,500, respectively. The number of options that were antidilutive at the nine months ended September 30, 1999 and 1998 were 725,750 and 736,000, respectively.

4. Comprehensive Income

  The Company has adopted the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The table below sets forth "comprehensive income" as defined by SFAS No. 130 for the three and nine-month periods ended September 30, 1999 and 1998.

                              Three Months Ended       Nine Months Ended
                                 September 30,           September 30,
(Dollars in thousands)         1999      1998           1999         1998

Net income                   $ 5,369   $ 5,183         $15,145    $15,811
Other comprehensive income,
  net of tax:
   Translation adjustments     1,674     2,682          (2,681)     2,199
Comprehensive income         $ 7,043   $ 7,865         $12,464    $18,010

5. In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." At the end of 1998, the Company changed from three reportable segments to four reportable "business group" segments corresponding to a "business group" structure which was put into place in the latter part of 1998. Segment information for the prior year has been restated to reflect this change. As of September 30, 1999, no changes have been made to the basis of segmentation or the measurement of profit or loss from that which was reported in the Company's 1998 Annual Report as filed on Form 10-K with the Securities and Exchange Commission, and there were no material changes to total assets by segment.

  The following table summarizes the Company's operations by the four business group segments and "Corporate."

                              For Three Months Ended September 30,
                              Equipment    Ultrapure  Consumer   Instrument
                              Business     Water      Water      Business
(Dollars in thousands)        Group        Group      Group      Group      Corporate  Total
1999
Revenue - unaffiliated
  customers                   $ 31,810     $ 21,144   $ 26,668   $  7,049   $      -   $ 86,671
Inter-segment transfers            803          204          -        570     (1,577)         -
Gross profit                     9,043        4,970     12,431      4,268          -     30,712
Research and development                                                                 (1,623)
Selling, general and
  administrative                                                                        (21,134)
Interest income                                                                              92
Interest expense                                                                           (111)
Equity income                                                                               180
Income before income taxes
  and minority interest                                                                    8,116


                               Equipment   Ultrapure  Consumer   Instrument
                               Business    Water      Water      Business
(Dollars in thousands)         Group       Group      Group      Group      Corporate  Total
1998
Revenue - unaffiliated
  customers                    $ 29,355    $ 30,843   $ 21,900   $  6,778   $      -   $ 88,876
Inter-segment transfers           1,273          72          -        572     (1,917)         -
Gross profit                      8,555       5,832     10,024      3,588          -     27,999
Research and development                                                                 (1,555)
Selling, general and
  administrative                                                                        (18,890)
Interest income                                                                             388
Interest expense                                                                              -
Equity income                                                                               168
Income before income taxes
  and minority interest                                                                   8,110


                              For Nine Months Ended September 30,
                              Equipment    Ultrapure  Consumer   Instrument
                              Business     Water      Water      Business
(Dollars in thousands)        Group        Group      Group      Group      Corporate  Total
1999
Revenue - unaffiliated
  customers                   $ 96,989     $ 68,969   $ 72,199   $ 20,498   $      -   $258,655
Inter-segment transfers          1,668          401          -      1,147     (3,216)         -
Gross profit                    27,771       17,109     32,828     11,837          -     89,545
Research and development                                                                 (5,262)
Selling, general and
  administrative                                                                        (61,859)
Interest income                                                                             604
Interest expense                                                                           (446)
Equity income                                                                               559
Income before income taxes
  and minority interest                                                                  23,141


                               -7-

                              For Nine Months Ended September 30,
                              Equipment    Ultrapure  Consumer   Instrument
                              Business     Water      Water      Business
(Dollars in thousands)        Group        Group      Group      Group      Corporate  Total
1998
Revenue - unaffiliated
  customers                   $ 93,526     $ 70,701   $ 60,513   $ 23,377   $      -   $248,117
Inter-segment transfers          2,481          751          -      1,135     (4,367)         -
Gross profit                    26,606       15,658     27,157     13,684          -     83,105
Research and development             -                                                   (4,938)
Selling, general and
  administrative                                                                        (55,044)
Interest income                                                                             689
Interest expense                                                                           (191)
Equity income                                                                               426
Income before income taxes
  and minority interest                                                                  24,047

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Comparison of the Three and Nine Months Ended September 30, 1999
with the Three and Nine Months Ended September 30, 1998

Revenues for the third quarter of 1999 decreased 2.5% to $86.7 million from $88.9 million in 1998. Revenues for the 1999 nine-month period increased 4.2% to $258.7 million from $248.1 million in the comparable 1998 period. Revenues during 1999 were higher during the third quarter, compared to the respective period in 1998, in the Equipment Business, Consumer Water and Instrument Business Groups. The Ultrapure Water Group's revenues were lower in the third quarter of 1999 compared to the third quarter of 1998. For the 1999 nine-month period, revenues were higher in the Equipment Business and Consumer Water Groups than in the comparable 1998 period while revenues were lower in the Ultrapure Water and in the Instrument Business Groups.

Within the Equipment Business Group, the 8.4% or $2.5 million increase in revenues during the third quarter of 1999, compared to the same quarter in 1998, is due primarily to increased sales of capital equipment, particularly for water reuse applications. Revenues for this Group increased 3.7% or $3.5 million in the 1999 nine-month period, compared to the 1998 nine-month period, due to relatively strong international sales of desalination equipment and the sale of water reuse applications. These increases in revenue were partially offset by a decline in revenue from the Equipment Business Group's water supply business.

The Ultrapure Water Group's revenues decreased 31.4% or $9.7 million in the third quarter of 1999, as compared to the third quarter of 1998. In addition, revenues decreased by $1.7 million or 2.4% in the 1999 nine-month period compared to the 1998 nine-month period. These decreases are due primarily to the continued softness in the microelectronics industry despite stronger results for this Group in the first half of 1999.

Revenues from the Consumer Water Group increased $4.8 million or 21.8% in the third quarter of 1999 compared to the third quarter of 1998. The Consumer Water Group's revenues also increased $11.7 million or 19.3% in the 1999 nine-month period from the 1998 nine-month period. These increases were due to continued growth in both the bottled water and home water businesses.

The Instrument Business Group's revenues increased 4.0% in the third quarter of 1999, as compared to the third quarter of 1998, due to stronger sales of ultrapure water monitoring instruments to the pharmaceutical market. Revenues for this Group decreased 12.3% in the 1999 nine-month period compared to the 1998 nine-month period. This decrease resulted from weaker pharmaceutical market sales in the first half of 1999 than in the first half of 1998, which benefited from strong demand due to the then recent implementation of United States Pharmacopoeial Convention's USP 23 which mandated the monitoring of Total Organic Carbon (TOC) in water processed by the pharmaceutical industry.

Cost of sales as a percentage of revenues for the third quarter was 64.6% in 1999 and 68.5% in 1998. For the nine-month period, cost of sales as a percentage of revenues was 65.4% in 1999 and 66.5% in 1998.

Cost of sales as a percentage of revenues decreased for the Ultrapure Water Group and the Consumer Water Group for both the third quarter and nine-month periods of 1999. The Equipment Business Group's cost of sales as a percentage of revenues decreased for the nine-month period but increased for the third quarter of 1999. Cost of sales as a percentage of revenues for the Instrument Business Group decreased for the third quarter but increased for the nine-month period of 1999.

The increase in this percentage for the Equipment Business Group in the third quarter of 1999 reflected a slight shift in the mix of contracts to lower gross margin capital equipment projects as well as a small increase in volume of capital equipment sales. The small decrease in the Equipment Business Group's cost of sales as a percentage of revenues for the comparable nine-month periods is the result of a shift in the mix of contracts to higher gross margin capital equipment projects and a greater volume of higher margin spare parts sales in the first half of 1999 partially offset by the increase in the cost of sales as a percentage of revenues in the third quarter of 1999.

The Ultrapure Water Group's decrease in cost of sales as a percentage of revenues in the comparable third quarter and nine-month periods reflects a higher relative proportion of this Group's revenues derived from higher margin service business in 1999.

Cost of sales as a percentage of revenue decreased for the Consumer Water Group in the third quarter and first nine months of 1999, as compared to the third quarter and first nine months of 1998, due to a higher volume of bottled water and Home Water sales as well as to price increases in the Home Water business.

The Instrument Business Group's cost of sales as a percentage of revenue decreased in the third quarter of 1999, as compared to the third quarter of 1998, due to a decrease in manufacturing overhead and improved margins in the service business. Cost of sales as a percentage of revenue for the Instrument Business Group increased in the first nine-month period of 1999, compared to the first nine-month period of 1998, due to an increase in manufacturing overhead in the first half of 1999, as well as to a higher portion of revenues for first half of 1999 derived from lower margin service business.

Operating expenses as a percentage of revenues increased during the third quarter to 26.3% in 1999 from 23.0% in 1998. For the nine-month period, operating expenses as a percentage of revenues increased to 26.0% in 1999 from 24.2% in 1998. The increase in operating expenses as a percentage of revenues primarily reflects the rapid growth of the Consumer Water Group, which generally has higher operating expenses and higher gross margins than do the capital equipment businesses. The Consumer Water Group also had higher operating expenses in the 1999 nine-month period due to start-up expenses related to expansion into the French bottled water market and expenses associated with a major computer system implementation for the Aqua Cool business in the United States. In addition, operating expenses as a percentage of revenues increased due to the decline in Ultrapure Water Group and Instrument Business Group revenues. Expanded marketing initiatives as well as the Company's continued commitment to investment in its research and development programs also contributed to the increase in operating expenses as a percentage of revenues.

Interest income of $0.1 million and $0.6 million for the third quarter and first nine months of 1999, respectively, were lower than interest income of $0.4 million and $0.7 million for the third quarter and first nine months of 1998, respectively. Interest expense in the 1999 periods was higher than the comparable 1998 periods due to higher average borrowings by the Company in 1999 than in 1998.

Financial Condition

Working capital decreased $14.1 million during the first nine months of 1999 while the Company's current ratio decreased to 1.9 at September 30, 1999 from 2.2 at December 31, 1998. Cash provided from net income, depreciation and amortization totaled $36.6 million during the 1999 nine-month period. The primary uses of cash were for additions to property, plant and equipment, three small acquisitions in the first quarter of 1999 and a reduction in accounts payable. Significant capital expenditures were made primarily to support growth in the bottled water operations, for new manufacturing and distribution facilities and for "own and operate" facilities.

At September 30, 1999, the Company had $11.7 million in cash and cash equivalents, a decrease of $17.0 million from December 31, 1998. Net property, plant and equipment increased by $16.8 million, accounts receivable increased by $11.8 million, other assets increased by $7.3 million and accounts payable decreased by $6.5 million. Notes payable and long-term debt increased by $14.1 million. The Company believes that its cash and cash equivalents balance, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.


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

Phase Two - Assessment

In this phase, which has been substantially completed, the Company is assessing which of its IT systems and products are Y2K Compliant. The Company has requested compliance statements from hardware and software vendors, supply manufacturers and providers of services to the Company, has received responses from many vendors and service providers and has not discovered any significant compliance problems. This phase also includes the planning for remediation of non-compliant systems.

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

Phase Three - Remediation and Testing

In this phase, the Company is deploying plans for elimination, upgrade, replacement or modification of non-compliant systems and products and is testing Y2K Compliance. The Company has substantially completed the remediation and testing phase.

Approximately 94% of non-IT components within the Company's "own and operate" facilities and its products and systems are Y2K Compliant. The remediation of the other 6% is under way and completion is expected by the end of the fourth quarter of 1999.

The Company's core operating (IT and manufacturing) system for its headquarters operations is not yet Y2K Compliant. To date, the Company has completed modifications and unit testing of the system. In addition, verification and validation testing is complete, and full implementation is scheduled for completion on November 15, 1999. The Company's bottled water accounting system in the United States is not yet fully Y2K Compliant at all locations. The Company has purchased a new integrated distribution and accounting system, which management believes will significantly enhance its bottled water operations. This new system is Y2K Compliant, and its installation is approximately 95% complete, with the one small remaining site scheduled to be fully operational before year-end.

The Company's other IT systems are not uniform across all operations and locations. The systems for all non-headquarters operations have been reviewed. The Company has completed implementing new Y2K Compliant IT systems at two major locations in the U.S. The Company has either completed remediation or implemented new IT systems which are Y2K Compliant at its other significant non-headquarters operations.

Remediation or replacement of IT systems at other locations has been completed substantially. The Company believes that failure of these systems to become Y2K Compliant would be unlikely to have a material impact on the Company due to the relatively small size of these operations and the opportunity to perform relevant tasks manually.

Costs to Address Y2K Issues

The Company's assessment and remediation of Y2K Compliance issues is anticipated to total approximately $1.5 million, excluding the cost of new systems implementation. Expenses to date of approximately $1.3 million are consistent with such expectations. The Company does not currently expect that its total actual Y2K expenses will materially exceed its estimate.

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

Contingency Plans

90% of the Company's contingency planning process is complete.
The remaining plans will be in place before the year-end to deal with possible failures in systems which it determines may not achieve Y2K Compliance on a timely basis.

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

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform
Act of 1996

The Company's future results of operations and certain statements contained in this report, including, without limitation, "Management's Discussion and Analysis of Results of Operations and Financial Condition," constitute forward-looking statements. Such statements are based on management's current views and assumptions and involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations. Among these factors are business conditions and the general economy; competitive factors, such as acceptance of new products and price pressures; risk of nonpayment of accounts receivable; risks associated with foreign operations; the ability of the Company to achieve Y2K Compliance in accordance with its current program, including the ability of the Company to ascertain and plan for compliance issues of third-party vendors; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, as described above under "Derivative Instruments and Market Risk;" and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission.


                   PART II - OTHER INFORMATION


Item 5.   Other Information

On September 21, 1999, the Company announced that a joint venture established in Trinidad and Tobago had been awarded a contract to build, own and operate a 28.8 million gallon-per-day seawater desalination plant, the largest in the Western Hemisphere.

Desalination Company of Trinidad and Tobago Ltd. (Desalcott) has been established as a limited liability company under the laws of Trinidad and Tobago to serve as the project company. It is currently anticipated that the Company will acquire a minority equity interest in Desalcott and that Hafeez Karamath Engineering Services Ltd., a Trinidadian construction and development company, will hold the majority equity interest.

Subject to the issuance of a notice to proceed by the Water and Sewerage Authority of Trinidad and Tobago (WASA) and to Desalcott's being able to obtain satisfactory long-term project financing, the Company, through a local subsidiary, will construct and commission the facility pursuant to an engineering, procurement and construction contract currently valued at $109 million to be entered into between Desalcott and the Company's affiliate. It is also anticipated that the Company through another affiliate will enter into a contract to operate and maintain the facility for a term of up to approximately 23 years.

Under the contract with WASA, Desalcott will supply water at an initial price of $0.707 per cubic meter ($2.67 per thousand gallons) to Trinidad's Point Lisas Industrial Park.

The Company will not include any revenues anticipated to be generated by this project in its bookings until a notice to proceed has been issued and satisfactory project financing has been obtained.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1999.

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


                                   IONICS, INCORPORATED




Date: November 15, 1999          By: /s/Arthur L. Goldstein
                                   Arthur L. Goldstein
                                   Chairman and Chief Executive Officer
                                   (duly authorized officer)




Date: November 15, 1999          By: /s/Robert J. Halliday
                                   Robert J. Halliday
                                   Vice President, Finance and
                                   Chief Financial Officer

                          EXHIBIT INDEX


                                           Sequentially
                                             Numbered
                                               Page
Exhibit

27.0 Financial Data Schedule                    16
                                  (for electronic purposes only)