Form 10-K405
period 1999-12-31
IONICS INC
filed 2000-03-29
CIK 52466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                   to:
                                ----------------      -----------------


                         Commission File Number: 1-7211

                              IONICS, INCORPORATED

               (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                             04-2068530
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)

65 Grove Street, Watertown, Massachusetts          02472
(Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (617) 926-2500


Securities registered pursuant to Section 12(b) of the Act:

               Title of each class: Common Stock, $1 par value

       Name of each exchange on which registered: New York Stock Exchange

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
                                     YES   X   NO
                                         -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 17, 2000 was $417,918,073 (15,845,235 shares at $26 3/8 per share) (includes shares owned by a trust for the indirect benefit of a non-employee director, and by a trust for the indirect benefit of a spouse of a non-employee director).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 17, 2000, 16,228,620 shares of Common Stock, $1 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual
Report to Stockholders.                        Parts I, II
                                    (for Item 201 information) and IV

Portions of the Definitive Proxy
Statement for the Annual Meeting
of Stockholders to be held on
May 2, 2000                                     Part III

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

ITEM 1.  BUSINESS

         Ionics, Incorporated ("Ionics," or the "Company") is a leading water purification company engaged worldwide in the supply of water and of water treatment equipment through the use of proprietary separations technologies and systems. Ionics' products and services are used by the Company or its customers to desalt brackish water and seawater, to purify and supply bottled water, to treat water in the home, to manufacture and supply water treatment chemicals and ultrapure water, to process food products, recycle and reclaim process water and wastewater, and to measure levels of waterborne contaminants and pollutants. The Company's customers include industrial companies, consumers, municipalities and other governmental entities, and utilities. Unless the context indicates otherwise, the terms "Ionics" and "Company" as used herein includes Ionics, Incorporated and all its subsidiaries.

         The Company's business activities are now reported in four business group segments. This segmentation reflects a change from three reportable segments which the Company provided in periods prior to 1998. The current reporting reflects the business group structure which the Company put into place in the latter part of 1998. The business group structure is based upon defined areas of management responsibility with respect to markets, applications and products. These business group segments are the Equipment Business Group, Ultrapure Water Group, Consumer Water Group, and Instrument Business Group. In 1999, these segments accounted for approximately 39%, 26%, 27% and 8%, respectively, of the Company's total revenues. Approximately 44% of the Company's 1999 revenues were derived from foreign sales or operations.

         Over fifty years ago, the Company pioneered the development of the ion-exchange membrane and the electrodialysis process. Since that time, the Company has expanded its separations technology base to include a number of membrane and non-membrane-based separations processes which the Company refers to as The Ionics Toolbox(R). These separations processes include electrodialysis reversal (EDR), reverse osmosis (RO), ultrafiltration (UF), microfiltration
(MF), electrodeionization (EDI), electrolysis, ion exchange, carbon adsorption, and thermal processes such as evaporation and crystallization, as well as solvent extraction and recovery processes. The Company believes that it is the world's leading manufacturer of ion-exchange membranes and of membrane-based systems for the desalination of water.

         The Company was  incorporated in  Massachusetts  in 1948. The Company's
principal  executive  offices  are  located  at  65  Grove  Street,   Watertown,
Massachusetts 02472.

Financial Information About Business Segments

         The information contained in Note 15 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Stockholders for the year ended December 31, 1999 is incorporated herein by reference.

Equipment Business Group

         The Equipment Business Group accounted for approximately 39% of revenues in 1999. This segment provides technologies, treatment systems and services for seawater desalination, brackish water desalination, wastewater reuse and recycle, potable water and high purity water. In addition, this segment includes the Company's custom fabrication activities and food and chemical processing activities.

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

         Wastewater Treatment Equipment

         The market for wastewater treatment, recycle and reuse has shown significant growth as world demand for water of specified quality continues to increase and as regulations limiting waste discharges to the environment continue to mount. The wastewater market is increasingly driven by the concept of total water management, which involves the recognition that the water streams which enter, leave or become part of a process can be managed to achieve overall economic efficiencies. Ionics services the wastewater market with proprietary brine concentrators and crystallizers, traditional wastewater treatment equipment, and special EDR membrane-based concentrators for recycle and reuse.

         The Company designs, engineers and constructs brine concentrators, evaporators and crystallizers which are used to clean, recover and recycle wastewater, particularly in "zero liquid discharge" industrial uses. Such systems may also incorporate EDR membrane systems as preconcentrators. Ionics also holds a license for a patented solvent extraction technology which separates contaminated sludges, sediments and soils into oil, water and solids. This technology has potential use for cleanup of toxic organic materials at contaminated sites.

     Ionics also designs, engineers and constructs customized systems for industrial wastewater customers which may include conventional treatment systems as well as advanced separation technologies such as EDR, RO, electrolysis and MF. Typical industrial customers are power stations, chemical and petrochemical plants, metal-working and automobile factories, textile manufacturers and a variety of other industrial applications. The Company also provides custom and packaged sewage treatment systems for municipalities. In 1999, the Company received a contract for a large RO treatment system from the City of Corona, California to assist the City in meeting stringent wastewater discharge requirements.

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

         In September 1999, the Company announced that a $120 million Trinidad seawater desalination project contract had been awarded to a Trinidad project company established in furtherance of a joint venture between the Company and a Trinidadian entity. Project financing has not yet been obtained for this project. If project financing upon acceptable terms is obtained, the Company through a local subsidiary will execute an engineering, procurement and construction contract awarded to it.

         Through its Ionics Aqua Design subsidiaries, the Company owns and operates more than 30 desalination plants on a number of Caribbean islands, which provide drinking water to hotels, resorts and governmental entities. Drinking water on these islands is usually supplied pursuant to water supply contracts with terms ranging from five to ten years. In 1999, the Company engaged in construction of desalination facilities in Bonaire and Barbados pursuant to contracts awarded in 1998. The Barbados facility, which is owned and operated by a Barbados affiliate controlled by the Company, started up in the first quarter of 2000, and is the largest brackish water desalination facility in the Caribbean. Under an agreement with the Barbados Water Authority, the controlled affiliate will supply water over a 15-year term. Also in 1999, the Company signed a water supply agreement with the government-owned public utility in Curacao for the expansion of an existing seawater desalination plant owned and operated by the Company, and started up a seawater desalination facility on Anguilla.

         Chemical Supply

         The Company uses its Cloromat(R) electrolytic membrane-based technology to produce sodium hypochlorite and related chlor-alkali chemicals for industrial, commercial and other non-consumer applications. The Company's wholly owned Australian subsidiary, Elite Chemicals Pty. Ltd. (Elite), utilizes Cloromat systems to produce sodium hypochlorite on-site in Brisbane for the industrial, commercial and janitorial supply of bleach products, and to supply sodium hypochlorite to treat the City of Brisbane's drinking water supply. Elite has recently expanded its distribution of bleach products to the Sydney area.

         Food Processing

         Under an agreement with a major U.S. dairy cooperative, the Company oversees whey processing activities at two plants owned by the cooperative, and receives a processing fee based on the production of demineralized whey for its services. Included in the equipment being utilized by the Company at these plants are its Electromat(R) electrodialysis systems.

         Custom Fabricated Products

         At its Bridgeville, Pennsylvania facility, the Company fabricates specially designed products for industrial and defense-related applications. The Company's experience and expertise in design, welding, machining and assembly to meet exceptionally fine tolerances have been utilized to fabricate products ranging from intricate small parts to large multi-ton assemblies. In 1999, the Company received a first-stage contract for the fabrication of storage systems to contain spent nuclear fuel at a decommissioned U.S. nuclear energy plant.

Ultrapure Water Group

         The Ultrapure Water Group accounted for approximately 26% of the Company's 1999 revenues. This segment provides equipment and services for specialized industrial users of ultrapure water, such as companies in the life sciences, microelectronics and power industries. Ultrapure water is water that has been purified by a series of processes to the degree that remaining impurities are measured in parts per billion or trillion.

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

         The Company supplies sophisticated ultrapure water systems which utilize a combination of ion-exchange, EDI, RO and UF technologies. These systems are either trailer-mounted or land-based and vary from standardized modules to large multimillion dollar systems, depending on the customer's requirements. In 1998, the Company was awarded an order for an ultrapure water system utilizing the Company's EDI technology to be located in Beijing, the first such installation in China. This facility started up in 1999. Also in 1999, the Company received a contract for an ultrapure water system for a new semiconductor facility in Singapore.

         Included in the equipment sold by the Ultrapure Water Group is the Company's Ozgen(R) ozone-generation equipment, which is being utilized by semiconductor plants as well as for swimming pool and aquarium disinfection.

         The Company established the Ionics Life Sciences division at the beginning of 1999 to expand its delivery of ultrapure water equipment and services to the pharmaceutical and biotechnology industries.

         Ultrapure Water Supply

         In industries such as power generation, semiconductors, pharmaceuticals and biotechnology, ultrapure water is critical to product quality and yield. Depending on the composition and quantity of the impurities to be removed or treated, any one of several membrane separations methods can be utilized to provide ultrapure water to the customer. Ionics has pioneered in the application of three membrane technologies (EDR, RO and UF) combined together in a mobile system called the "triple membrane" trailer (TMT) for use in the commercial processing of ultrapure water. Ionics provides ultrapure water services and the production and sale of ultrapure water from trailer-mounted units at customer sites.

         The Company's EDI technology is becoming increasingly utilized in the production of ultrapure water. EDI is a continuous, electrically driven, membrane-based water purification process which produces ultrapure water without the use of strong chemical regenerants, such as sulfuric acid and caustic soda, which are commonly required. The Company's TMT-II trailers utilize a combination of EDI, RO and UF technologies and represent what the Company believes to be the most advanced technology used in the commercial processing of ultrapure water.

         At the end of 1999, Company-owned or operated equipment for the production of ultrapure water and other purified process water under contract with companies in various industries had a total capacity of approximately 25,000 gallons per minute.

         The Company has been expanding its ultrapure water activities into the Asian market. In November 1997, the Company acquired a majority interest in a Malaysian company, now called Ionics Enersave Engineering Sdn Bhd, which provides ultrapure water services and systems to the southeast Asian and China markets. The Company established an ultrapure water sales, service and regeneration facility in Singapore in 1998, and opened an office in Taiwan in 1999.

         One of the Company's important ultrapure water service activities is ion-exchange regeneration services, which are provided at four U.S. and four overseas locations. In addition to commissioning the Singapore facility in 1998, the Company began operations in 1999 at a 66,000 square foot building in San Jose, California which contains resin regeneration, manufacturing and service facilities. The Company also provides system sanitization and high-flow deionization services at customer sites.

Consumer Water Group

         This business group segment accounted for approximately 27% of the Company's 1999 revenues. The Company's consumer water products serve the bottled water, home water purification, and consumer bleach-based product market areas.

         Aqua Cool(R) Pure Bottled Water

         Ionics entered the bottled water business in 1984. The Company's strategy is to utilize its proprietary desalination and purification technology to produce a brand of drinking water, Aqua Cool(R) Pure Bottled Water, which can be reproduced with uniform consistency and high quality at numerous locations around the world. Distribution operations have been established at eight Company-owned locations throughout England; at 18 Company-owned locations serving a number of metropolitan areas in the eastern, southeastern and central United States; and, through joint ventures, in Bahrain, Kuwait and Saudi Arabia. The Company's business focuses on the sale of Aqua Cool in five-gallon bottles to a variety of commercial and residential customers. The Company has recently expanded its product-line to include office coffee service and other services complementary to bottled water distribution.

         At the end of 1999, there were a total of 30 Aqua Cool distribution centers in the United States and overseas, supplied with Aqua Cool Pure Bottled Water by nine regional water purification and bottling facilities, supplying a customer base of approximately 135,000. Early in 1999, the Company acquired Aquarelle SA, a French bottled water distributor with five locations in France, with the intent of expanding the Company's bottled water operations into continental Europe.

         Home Water Purification Systems

         Point-of-Use Devices

         The Company participates in the "point-of-use" market for over- and under-the-sink water purifiers through the sale of RO and activated carbon-based filtering devices, and through the manufacture and sale of HYgene(R), a proprietary, EPA-registered, silver-impregnated activated carbon filtering medium. The Company incorporates HYgene, which is designed to prevent bacterial build-up while providing the capability of removing undesirable tastes and odors from the water supply, into its own bacteriostatic water conditioners and also sells HYgene to manufacturers of household point-of-use water filters.

         Point-of-Entry Devices

         Ionics' point-of-entry water products include ion-exchange water conditioners to "soften" hard water, and chemicals and media for filtration and treatment. The Company sells its products, under the General Ionics and other brand names, through both independent distributorships and wholly owned sales and service dealerships.

         In 1998, the Company introduced a new line of bacteriostatic water conditioning systems. In 1999, the Company commenced operations in Galway, Ireland, to provide bacteriostatic water conditioning systems to the European marketplace.

         Bleach-Based Consumer Products

         The Company's Elite Consumer Products division operates a Cloromat(R) facility to produce and distribute bleach-based products for the consumer market, primarily one-gallon bleach products under private label or under the Company's own "Elite(R)", "Super ValueTM" and "UltraPureTM" brands, and methanol-based automobile windshield wash solution. These operations are conducted in a 129,000 square foot manufacturing facility located in Ludlow, Massachusetts.

Instrument Business Group

         The Company's Instrument Business Group accounted for approximately 8% of the Company's 1999 revenues. This business segment comprises the Ionics Instrument Division located in Watertown, Massachusetts, Ionics Sievers Instruments, located in Boulder, Colorado, and Ionics Agar Environmental, located in Herzlia, Israel. The Company has become a leading manufacturer of instruments that measure total organic carbon across the water "spectrum" from ultrapure water to wastewater. The Sievers(R) Model 400 TOC analyzer is the only on-line TOC analyzer designed specifically to comply with new United States Pharmacopoeia (USP) requirements for determining water quality in the pharmaceutical industry. In 1999, Ionics Sievers introduced TOC analyzers sensitive to the parts-per-trillion range, designed specifically for ultrapure water measurement in the semiconductor and power generation industries.

         In addition to the Sievers product line, the Company offers a full line of the Company's TOC monitors for process water and wastewater applications. The Company's other instrument products, which are used both in the laboratory and on-line, measure and detect, among other things, total carbon, sulfur, nitric oxide, chemical oxygen demand and total oxygen demand. The Company also sells instruments for the measurement of dissolved metals and specific chemical analyzers for ammonia, phosphates, nitrates and chlorine.

         With the acquisition of Ionics Agar Environmental in 1999, the Company now also offers a line of instruments for the detection of thin layers of oil on water. The Company's Leakwise(R) oil-on-water detection systems are used by a range of industries from refining to power generation.

Other Information Concerning the Business of the Company

         Raw Materials and Sources of Supply

         All raw materials and parts and supplies essential to the business of the Company can normally be obtained from more than one source. The Company produces the membranes required for its equipment and systems that use the ED, EDR, MF, UF, RO and EDI processes. Membranes used for the RO process are also purchased from outside suppliers and are normally available from multiple sources.

         Patents and Trademarks

         The Company believes that its products, know-how, servicing network and marketing skills are more significant to its business than trademarks or patent protection of its technology. Nevertheless, the Company has a policy of applying for patents both in the United States and abroad on inventions made in the course of its research and development work for which a commercial use is considered likely. The Company owns numerous United States and foreign patents and trademarks and has issued licenses thereunder, and currently has additional pending patent applications. Of the approximately 80 outstanding U.S. patents held by the Company, a substantial portion involves membranes, membrane technology and related separations processes such as ED and EDR, RO, UF and EDI. The Company does not believe that any of its individual patents or groups of related patents, nor any of its trademarks, is of sufficient importance that its termination or abandonment, or the cancellation of licenses extending rights thereunder, would have a material adverse effect on the Company.

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

         Backlog

         The Company's backlog of firm orders was $241,332,000 at December 31, 1999 and $189,917,000 at December 31, 1998. For multi-year contracts, the Company includes in reported backlog the revenues associated with the first five years of the contract. For multi-year contracts which are not otherwise included in backlog, the Company includes in backlog up to one year of revenues. The Company expects to fill approximately 63% of its December 31, 1999 backlog during 2000. The Company does not believe that there are any seasonal aspects to its backlog figures.

         Government Contracts

         The Company does not believe that any of its sales under U.S. Government contracts or subcontracts during 1999 are subject to renegotiation. The Company has not had adjustments to its negotiated contract prices, nor are any proceedings pending for such adjustments.

         Research and Development

         The Company is actively engaged in research and development directed toward products for use in water purification, processing and measurement, and separations technology. The Company's research and development expenses were approximately $7,066,000 in 1999, $6,635,000 in 1998 and $5,410,000 in 1997.

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

         In May 1998, a wholly owned California subsidiary of the Company was notified by the U.S. Environmental Protection Agency ("EPA") that it was a potentially responsible party (PRP) in connection with the Operating Industries, Inc. Superfund Site in Monterey Park, California. Because of its relatively small volumetric contribution of waste to the site, the subsidiary was eligible to participate in a de minimis settlement, and in January 1999 made a full and timely payment of $13,685 in settlement.

         The Company is one of approximately 1,000 PRPs at a Superfund site at Solvent Recovery Services of New England in Southington, Connecticut (the "SRS Site"). The Company's volumetric ranking in comparison to the total volume of wastes treated at the SRS Site is approximately 0.5%. A non-time critical removal action, consisting of containment, pumping, and treatment of the most heavily contaminated non-bedrock ground water, was completed in 1995. The Company's share of combined assessments to date against all PRPs for non-time critical removal actions and other work totals approximately $60,000. The ultimate site clean-up cost is currently not expected to exceed $59 million, of which the Company's share would not exceed $308,000 including the amounts already assessed against the Company. While it is too soon to predict the scope and cost of the final clean-up remedy that the EPA will select, based on the Company's small volumetric ranking and the identities of the larger PRPs, which include many substantial companies, the Company believes that its liability in this matter will not have a material effect on the Company or its financial position.

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

         Certain former operations of a division of the Company have been the subject of an investigation into possible violations of environmental regulations by the Office of the Attorney General of the Commonwealth of Massachusetts. See Item 3, Legal Proceedings, page I-10.

         The Company has never had a product liability claim grounded in environmental liability, and believes that the nature of its products and business makes such a claim unlikely.

         Employees

         The Company and its consolidated subsidiaries employ approximately 2,600 full-time persons. None of the Company's employees are represented by unions or have entered into workplace agreements with the Company, except for the employees of the Company's Australian subsidiary and certain employees of the Company's Spanish subsidiary. The Company considers its relations with its employees to be good.

         Foreign Operations

         The Company's sales to customers in foreign countries primarily involve desalination systems, ultrapure water systems, water and wastewater treatment systems, Cloromat systems, products and services related to these foregoing systems, instruments and bottled water. The Company seeks to minimize financial risks relating to its international operations. Wherever possible, the Company obtains letters of credit or similar payment assurances denominated in U.S. dollars. If U.S. dollar payments cannot be secured, the Company, where appropriate, enters into foreign currency hedging transactions. The Company also uses foreign sources for equipment parts and may borrow funds in local (foreign) currencies to offset the asset risk of foreign currency devaluation. Net foreign currency transaction gains/(losses) included in income before income taxes and minority interest totaled $11,000 in 1999, $(28,000) in 1998, and $100,000 in
1997.

         The Company engages in certain foreign operations both directly and through the following wholly owned subsidiaries: Ionics Acapulco S.A.; Ionics (Bermuda) Ltd.; Ionics Iberica, S.A.; Ionics (U.K.) Limited; Ionics Italba, S.p.A.; Ionics Nederland B.V.; Elite Chemicals Pty. Ltd.; Ionics France S.A.; Resources Conservation Co. International; Ionics (Korea) Inc.; Favourable Trading Ltd.(Ireland); Aqua Design, Inc., including its subsidiaries and affiliates; Ionics Asia-Pacific Pte Ltd.; Ionics Taiwan, Inc.; Ionics Watertec Pty. Ltd.; Ionics Foreign Sales Corporation Limited; Aquarelle S.A. (acquired in early 1999); and Ionics Agar Environmental Ltd. (acquired in early 1999). In 1997, the Company acquired, through its Spanish subsidiary, a 55% ownership interest in Ionics Enersave Engineering Sdn Bhd, a Malaysian corporation with subsidiary operations in China.

         The  Company  also  engages  in  various  foreign   operations  through
investments in affiliated companies and joint venture relationships. The activities include the production, sale and distribution of bottled water through a 40% owned affiliate in Bahrain, a 40% owned affiliate in Saudi Arabia, and a 49% owned affiliate in Kuwait.

         In addition, the Company has a 26% ownership interest in Watlington Waterworks, Limited in Bermuda. Watlington collects, treats and distributes water throughout Bermuda for both potable and non-potable uses. The Company also has a 50% ownership interest in Yuasa-Ionics Co., Ltd., Tokyo, Japan, which among its activities serves as a distributor of certain of the Company's products in Japan; and, through Ionics Iberica, S.A., 20% interests in Aguas Tratadas de Cadereyta, S.A. de C.V. and Aguas Tratadas de Madero, S.A. de C.V., companies organized to provide water treatment services in Mexico. Through its Italian subsidiary, the Company has a 75% ownership interest (increased from 50% at the end of 1999) in Agrinord S.r.l., an Italian company engaged in waste treatment operations. In 1999, the Company acquired a controlling interest in Ionics Freshwater Ltd., a Barbados corporation which owns and operates a major brackish water desalination facility in Barbados.

         Further geographical and financial information concerning the Company's foreign operations appears in Notes 1, 5, 8, 13, 14 and 15 to the Company's Consolidated Financial Statements included as part of the Company's 1999 Annual Report to Stockholders, which Notes are incorporated herein by reference.

Financial Information About Geographic Areas

         The information contained in Note 15 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Stockholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in Watertown, Massachusetts. Manufacturing and other operations are carried out in a number of locations. The following table provides certain information as to the Company's principal general offices and manufacturing facilities:




                  Business Segment            Property      Approximate Square
 Location         Utilizing the Location      Interest      Feet of Floor Space
 --------         ---------------------       --------      -------------------

Watertown, MA     Equipment Business Group      Owned             134,000
(headquarters)    Instrument Business Group
                  Consumer Water Group

Watertown, MA     Equipment Business Group      Owned             127,000
                  Consumer Water Group

Bridgeville, PA   Equipment Business Group      Owned              77,000

Canonsburg, PA    Equipment Business Group      Leased             88,000

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in the normal course of its business in various litigation matters. Although the Company is unable to determine at the present time whether it will have any liability in any of the pending matters, some of which are in the pre-trial discovery stages, the Company believes generally that it has meritorious defenses and that none of the pending matters will have an outcome material to the financial condition or business of the Company.

         The Attorney General of the Commonwealth of Massachusetts has been conducting an investigation into certain former operations of a division of the Company during portions of the years 1991 through 1995. The Company has cooperated with this investigation of possible violations of environmental statutes and regulations that relate to one facility that ceased operations in 1995. The Company cannot predict the outcome of this matter, but it may result in administrative, civil or criminal charges and/or monetary payments.

         On March 27, 1998, the Company was served with a summons and complaint in connection with a lawsuit now captioned United States Filter Corporation, U.S. Filter/Ionpure, Inc., IP Holding Company, Millipore Corporation and Millipore Investment Holdings Limited v. Ionics, Incorporated, filed in the U.S. District Court, District of Massachusetts (Boston). Plaintiffs allege that the Company is infringing a certain reissue patent, which issued on March 10, 1998, by making, selling, offering to sell and using the Company's electrodeionization
(EDI) systems within the United States. On June 10, 1999, the Company was served with a second summons and complaint alleging infringement of six EDI-related patents issued earlier than the reissue patent which is the subject of the first lawsuit. The Company, which pioneered the development of the EDI process over 30 years ago and holds a number of patents related to EDI technology, believes that it has valid defenses to plaintiffs' infringement claims in both proceedings and intends vigorously to defend itself in this litigation, which is in the discovery stages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1999. The information set forth on page 37 entitled "Common Stock Price Range" and on the inside back cover of such Annual Report is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

        Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1999. The information set forth on page 37 of such Annual Report entitled "Statement of Operations Data" and "Balance Sheet Data" is hereby incorporated by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1999. The information set forth on pages 17 through 21 of such Annual Report entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is hereby incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Derivative Instruments

         The Company had no foreign exchange contracts outstanding at December 31, 1999. The Company has no other derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 119. The Company holds no investment securities which would require disclosure of market risk.

         Market Risk

         The  Company's  primary  market  risk  exposures  are in the  areas  of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is not material due to the short-term nature of these investments. At December 31, 1999, the Company had $25.5 million of short-term debt and $8.4 million of long-term debt outstanding. The major portion of this debt has variable interest rates and, therefore, interest rate risk. However, a hypothetical increase of 10% in these interest rates for a one-year period would result in additional interest expense after taxes that would not be material in the aggregate. The Company's exposure to foreign currency exchange rate fluctuations has been and is expected to remain modest due to the fact that the operations of its international subsidiaries are primarily conducted in their respective local currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Company's Annual Report to Stockholders for the year ended December 31, 1999. The consolidated balance sheets of the Registrant as of December 31, 1999 and 1998, the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 1999, 1998 and 1997, and the related notes with the opinion thereon of PricewaterhouseCoopers LLP, independent accountants, on pages 21 through 36, and Selected Quarterly Financial Data (unaudited) on page 37, are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        This item is not applicable to the Company.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 with respect to directors is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 2, 2000, filed with the Securities and Exchange Commission on March 29, 2000.

         The information regarding executive officers is as follows:


                       Age as of
Name                  March 1, 2000        Positions Presently Held
----                  -------------        ------------------------

Arthur L. Goldstein        64         President, Chief Executive Officer
                                      and Director since 1971; Chairman
                                      of the Board since 1990

Robert J. Halliday         45         Chief Financial Officer since August 1992;
                                      Executive Vice President and Chief
                                      Operating Officer since February 25, 2000

William E. Katz            75         Executive Vice President since 1983;
                                      Director since 1961

John P. Bergeron           48         Vice President since February 23, 1999;
                                      Treasurer since November 1997

Edward J. Cichon           45         Vice President, Equipment Business Group
                                      since July 1998

Alan M. Crosby             47         Vice President, Consumer Products Group
                                      since March 20, 2000

Stephen Korn               54         Vice President, General Counsel and Clerk
                                      since September 1989

Theodore G. Papastavros    66         Vice President since 1975; Vice President,
                                      Strategic Planning since February 1990

Michael W. Routh           52         Vice President, Instrument Business Group
                                      (commencing April 3, 2000)

------------------
* Member of Executive Committee

         There are no family relationships between any of the officers or directors. Executive officers of the Company are appointed each year at the annual meeting of Directors.

         Except for Messrs. Cichon and Routh, all of the above executive officers have been employed by the Company in various capacities for more than five years. Prior to joining the Company in July 1998, Mr. Cichon served as a Senior Vice President of Metcalf & Eddy, Inc., a water and wastewater engineering and services firm, where he was employed for 18 years. Mr. Routh served as President of the Baird Division of Thermo Instrument Systems, Inc. from 1995-1997, and General Manager of the Spectroscopy Division of BioRad Laboratories, Inc. from 1998 to March 2000.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 2, 2000, filed with the Securities and Exchange Commission on March 29, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 2, 2000, filed with the Securities and Exchange Commission on March 29, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 2, 2000, filed with the Securities and Exchange Commission on March 29, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements

      See Index to Financial and Financial Statement Schedules on page IV-8. The Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

2.    Financial Statement Schedules

      See Index to Financial Statements and Financial Statement Schedules on page IV-8.

3.    Exhibits

      Exhibit No.       Description

3.0   Articles of Organization and By-Laws

      3.1    Restated Articles of Organization filed April 16, 1986        *
             (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


     3.1(a)  Amendment to Restated Articles of Organization                *
             filed June 19, 1987 (filed as Exhibit 3.1(a) to the
             Company's Annual Report of Form 10-K for the year ended December 31, 1997).

     3.1(b)  Amendment to Restated Articles of Organization                *
             filed May 13, 1988 (filed as Exhibit 3.1(b) to
             Registration Statement No. 33-38290 on Form S-2 effective January 24, 1991).

     3.1(c)  Amendment to Restated Articles of Organization                *
             filed May 8, 1992 (filed as Exhibit 3.1 to the
             Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1996).

     3.1(d)  Amendment to Restated Articles of Organization                *
             filed May 8, 1998 (filed as Exhibit 3.1 to the
             Company's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1998).

     3.2     By-Laws, as amended through November 14, 1997                 *
             (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

4.0  Instruments defining the rights of security holders, including indentures

     4.1     Renewed Rights Agreement, dated as of August 19, 1997         *
             between Registrant and BankBoston N.A. (filed as
             Exhibit 1 to the Company's Current Report on Form 8-K dated August 27, 1997).

     4.2     Form of Common Stock Certificate (filed as Exhibit 4.2        *
             to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

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

     10.3    Amended  and   Restated   Credit   Agreement                  *
             between the Company and the First National
             Bank of Boston dated as of December 31, 1992
             (filed  as  Exhibit  10.3  to the  Company's
             Annual  Report for the year  ended  December
             31, 1997).

     10.3(1) Amendment Agreement No. 1, dated as of December               *
             31, 1995, to Amended and Restated Credit Agreement between the Company and The First National Bank of
             Boston (filed as Exhibit 10.2(1) to the Company's Annual
             Report on Form 10-K for the year ended December 31,
             1995).

     10.3(2) Amendment Agreement No. 2, dated as of December               *
             31,  1998,  to Amended and  Restated  Credit
             Agreement between the Company and BankBoston
             N.A.   (filed  as  Exhibit  10.3(2)  to  the
             Company's Annual Report on Form 10-K for the year ended December 31, 1998).

     10.4    Operating  Agreement  dated as of  September  27,             *
             1989 between the Company  and  Aqua  Cool
             Enterprises, Inc. (filed as Exhibit 10.4 to the
             Company's Annual Report on Form 10-K for the year ended December 31, 1997).

     10.5    Term Lease Master Agreement dated as of September             *
             27, 1989 between the Company and Aqua Cool Enterprises,
             Inc. (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

     10.6    Option Agreement dated as of September 27, 1989               *
             among the Company, Aqua Cool Enterprises, Inc.
             and the other parties named therein (filed as Exhibit to the Company's registration statement on Form
             S-2, No. 33-38290, effective January 24, 1991).

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

13.0 Annual Report to Stockholders of the Company for
     the yearended   December  31,  1999   (constituting
     the following sections: Management's Discussion and Analysis of Results of Operations and Financial Condition; Report of Independent Accountants; Consolidated Statements of Operations; Consolidated Balance Sheets; Consolidated Statements of Cash Flow; Consolidated Statements of Stockholders' Equity;
     Notes to Consolidated Financial Statements; Selected Financial Data; Board of Directors; Corporate Officers; Location of Principal Subsidiaries, Offices and Affiliates Worldwide; Corporate Headquarters; Trading Information; Form 10-K Annual Report; Annual Meeting; Auditors; and Transfer Agent and Registrar).

21.0 Subsidiaries of the Registrant.

23.0 Consents

23.1 Consent of PricewaterhouseCoopers LLP to incorporation by reference of that firm's report dated February
     22, 2000, which is included on page 21 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999.

24.0 Power of Attorney.

27.0 Financial Data Schedule.                                           **
--------------------------------
*   incorporated herein by reference
**  for electronic purposes only

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal 1999.

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

                                  IONICS, INCORPORATED
                                  (Registrant)

                                  By:  /s/Arthur L. Goldstein
                                       ----------------------
                                       Arthur L. Goldstein,
                                       Chairman of the Board,
                                       President and Chief
                                       Executive Officer

                                       Date:    March 29, 2000



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2000              By: /s/Arthur L. Goldstein
                                      ----------------------
                                      Arthur L. Goldstein,
                                      Chairman of the Board,
                                      President and
                                      Chief Executive Officer
                                      (principal executive
                                      officer) and Director


Date: March 29, 2000              By: /s/Robert J. Halliday
                                      ---------------------
                                      Robert J. Halliday,
                                      Executive Vice President,
                                      Chief Operating Officer
                                      and Chief Financial Officer
                                      (principal financial officer
                                      and principal accounting officer)

Date: March 29, 2000               By: /s/Douglas R. Brown
      --------------                   -------------------
                                       Douglas R. Brown, Director


Date: March 29, 2000               By: /s/William L. Brown
      --------------                   -------------------
                                       William L. Brown, Director


Date: March 29, 2000               By: /s/Arnaud de Vitry d'Avaucourt
      --------------                   ------------------------------
                                       Arnaud de Vitry d'Avaucourt, Director

Date: March 29, 2000               By: /s/Kathleen F. Feldstein
      --------------                   ------------------------
                                       Kathleen F. Feldstein, Director


Date: March 29, 2000               By: /s/William E. Katz
      --------------                   ------------------
                                       William E. Katz, Director


Date: March 29, 2000               By: /s/John J. Shields
      --------------                   ------------------
                                       John J. Shields, Director


Date: March 29, 2000               By: /s/Carl S. Sloane
      --------------                   -----------------
                                       Carl S. Sloane, Director


Date: March 29, 2000               By: /s/Daniel I.C. Wang
      --------------                   -------------------
                                       Daniel I.C. Wang, Director


Date: March 29, 2000               By: /s/Mark S. Wrighton
      --------------                   -------------------
                                       Mark S. Wrighton, Director


Date: March 29, 2000               By: /s/Allen S. Wyett
      --------------                   -----------------
                                       Allen S. Wyett, Director

                              IONICS, INCORPORATED

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                    PAGES

Report of Independent Accountants                                    21*

Financial Statements:

       Consolidated Statements of Operations for the
       Years Ended December 31, 1999, 1998 and 1997                  22*

       Consolidated Balance Sheets as of
       December 31, 1999 and 1998                                    23*

       Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1999, 1998 and 1997                  24*

       Consolidated Statements of Stockholders' Equity for
       the Years Ended December 31, 1999, 1998 and 1997              25*

       Notes to Consolidated Financial Statements                 26-36*


Supporting Financial Statement Schedules for the years ended December 31, 1999, 1998 and 1997:

       Schedule II - Valuation and Qualifying Accounts             IV-9


Report of Independent Accountants on Financial
Statement Schedule                                                IV-10

------------------

All other schedules are omitted because the amounts are immaterial, the schedules are not applicable, or the required information is shown in the financial statements or the notes thereto.

* Page references are to the Annual Report to Stockholders of the Company for the year ended December 31, 1999, which pages are incorporated herein by reference.



                              IONICS, INCORPORATED

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     Additions      Additions
                    Balance at       Charged to     Due to
                    End of           Costs and      Acquired                        Balance at
                    Prior Year       Expenses       Businesses      Deductions(A)   End of Year
                    ----------       --------       ----------      ----------      -----------
Allowance for doubtful accounts
and uncollectible notes receivable:

Years ended:

December 31, 1999  $2,891,000        $2,643,000     $  6,000       $1,920,000       $3,620,000
                   ==========        ==========     ========       ==========       ==========

>
December 31, 1998  $2,289,000        $1,319,000     $      0       $  717,000       $2,891,000
                   ==========        ==========     ========       ==========       ==========

December 31, 1997  $2,858,000        $1,408,000     $ 40,000       $2,017,000       $2,289,000
                   ==========        ==========     ========       ==========       ==========




(A) Deductions result primarily from the write-off of accounts.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Ionics, Incorporated:

         Our audits of the consolidated financial statements referred to in our report dated February 22, 2000 appearing in the 1999 Annual Report to Share-holders of Ionics, Incorporated (which report and consolidated financial state-ments are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 22, 2000

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

             3.2    By-Laws, as amended through November 14,      *
                    1997 (filed as Exhibit 3.2 to the Company's
                    Annual Report on Form 10-K for the year ended
                    December 31, 1997).

4.0 Instruments defining the rights of security holders, including indentures

             4.1    Renewed Rights Agreement, dated as of         *
                    August 19, 1997 between Registrant and
                    BankBoston N.A. (filed as Exhibit 1 to
                    dated August 27, 1997).

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

             10.2  1986 Stock Option Plan for Non-Employee        *
                   Directors, as amended through February 19, 1997 (filed asExhibit 10.2 to the Company's
                   Annual Report on Form 10-K for the year
                   ended December 31, 1996).

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

           10.3(2) Amendment Agreement No. 2, dated as of         *
                   December 31, 1998, to Amended and Restated
                   Credit Agreement between the Company and BankBoston N.A. (filed as Exhibit 10.3(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

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

            10.6   Option Agreement dated as of September 27,     *
                   1989 among the Company, Aqua Cool Enterprises,
                   Inc.and the other parties named therein
                   (filed as Exhibit 10.6 to the Company's
                   registration statement on Form S-2, No. 33-38290, effective January 24, 1991).

            10.7   1994 Restricted Stock Plan (filed as Exhibit   *
                   10.12 to the Company's Annual Report on Form
                   10-K dated March 30, 1995).

            10.8   1997 Stock Incentive Plan (filed as Exhibit    *
                   10.12  to the Company's Annual Report on Form
                   10-K dated December 31, 1996).

            10.9   Ionics, Incorporated Supplemental Executive    *
                   Retirement Plan effective as of January 1,
                   1996(filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K dated December 31, 1997).

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

13.0 Annual Report to Stockholders of the Company for the year ended December 31, 1999 (constituting the following sections: Management's Discussion and Analysis of Results of Operations and Financial Condition; Report of Independent Accountants; Consolidated Statements of Operations; Consolidated Balance Sheets; Consolidated Statements of Cash Flow; Consolidated Statements of Stockholders' Equity; Notes to Consolidated Financial Statements; Selected Financial Data; Board of Directors;
         Corporate Officers; Location of Principal Subsidiaries, Offices and Affiliates Worldwide; Corporate Headquarters; Trading Information; Form 10-K Annual Report; Annual Meeting; Auditors; and Transfer
         Agent and Registrar.)

21.0     Subsidiaries of the Registrant

23.0     Consents

         23.1 Consent of PricewaterhouseCoopers LLP to incorporation by reference of that firm's report dated February 22, 2000, which is included on page 21 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999.

24.0   Power of Attorney.

27.0   Financial Data Schedule.                                **

--------------------------------
*    incorporated herein by reference
**   for electronic purposes only