Form 10-Q
period 2000-03-31
IONICS INC
filed 2000-05-12
CIK 52466

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549

                               FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: March 31, 2000

                                 or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                       Commission File Number: 1-7211

                            IONICS, INCORPORATED
            (Exact name of registrant as specified in its charter)

           MASSACHUSETTS                               04-2068530
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

           65 Grove Street
       Watertown, Massachusetts                        02472
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (617) 926-2500

            Former name, former address and former fiscal year,
                  if changed since last report: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X      No
                                -------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At March 31, 2000 the Company had 16,210,883 shares of Common Stock, par value $1 per share, outstanding.

                            IONICS, INCORPORATED

                                  FORM 10-Q


                                    INDEX

                                                                      Page No.

Part I -      Financial Information

              Consolidated Statements of Operations                      2

              Consolidated Balance Sheets                                3

              Consolidated Statements of Cash Flows                      4

              Notes to Consolidated Financial Statements                 5

              Management's Discussion and Analysis of Results of         7
              Operations and Financial Condition


Part II-      Other Information                                         10

              Signatures                                                11

              Exhibit Index                                             12

              Exhibit 27 - Financial Data Schedule                      13



                           PART I - FINANCIAL INFORMATION

                                 IONICS, INCORPORATED
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                    (Amounts in thousands, except per share amounts)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ----------------------
                                                                                        2000              1999
                                                                                        ----              ----
Net revenue:
      Equipment Business Group                                                         $ 41,356          $34,439
      Ultrapure Water Group                                                              27,746           24,533
      Consumer Water Group                                                               26,419           21,859
      Instrument Business Group                                                           7,274            6,585
                                                                                       --------          -------
                                                                                        102,795           87,416
                                                                                       --------          -------

Costs and expenses:
      Cost of sales of Equipment Business Group                                          31,405           24,715
      Cost of sales of Ultrapure Water Group                                             21,865           18,238
      Cost of sales of Consumer Water Group                                              15,701           12,283
      Cost of sales of Instrument Business Group                                          3,278            3,016
      Research and development                                                            1,821            1,868
      Selling, general and administrative                                                22,974           20,109
                                                                                       --------          -------
                                                                                         97,044           80,229
                                                                                       --------          -------
Income from operations                                                                    5,751            7,187
Interest income                                                                             267              108
Interest expense                                                                           (724)            (130)
Equity income                                                                               332              163
                                                                                       --------          -------
Income before income taxes and minority interest                                          5,626            7,328

Provision for income taxes                                                                1,913            2,382
                                                                                         ------          -------
Income before minority interest                                                           3,713            4,946
Minority interest expense                                                                   151              274
                                                                                       --------          -------
Net income                                                                             $  3,562          $ 4,672
                                                                                       ========          =======
Basic earnings per share                                                               $    .22          $   .29
                                                                                        =======          =======
Diluted earnings per share                                                             $    .22          $   .29
                                                                                        =======          =======
Shares used in basic earnings per
      share calculations                                                                 16,209           16,127
                                                                                        =======          =======

Shares used in diluted earnings per
      share calculations                                                                 16,404           16,288
                                                                                        =======          =======

The accompanying notes are an integral part of these financial statements.




                                                         IONICS, INCORPORATED
                                                      CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                             (Amounts in thousands, except share amounts)

                                                                             March 31,            December 31,
                                                                               2000                   1999
                                                                           -------------         -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  16,945             $  13,169
   Short-term investments                                                          409                   195
   Notes receivable, current                                                     4,349                 5,374
   Accounts receivable                                                         127,015               120,407
   Receivables from affiliated companies                                         1,139                 1,231
   Inventories:
     Raw materials                                                              20,749                20,216
     Work in process                                                            10,439                 8,913
     Finished goods                                                              4,435                 4,751
                                                                             ---------             ---------
                                                                                35,623                33,880
   Other current assets                                                         13,502                14,816
   Deferred income taxes                                                         4,730                 4,730
                                                                                ------                ------
       Total current assets                                                    203,712               193,802
Notes receivable, long-term                                                     10,819                10,027
Investments in affiliated companies                                              9,660                10,752
Property, plant and equipment:
   Land                                                                          8,519                 8,352
   Buildings                                                                    45,440                44,858
   Machinery and equipment                                                     307,841               299,303
   Other, including furniture, fixtures and vehicles                            50,364                49,119
                                                                             ---------            ----------
                                                                               412,164               401,632
   Less accumulated depreciation                                              (179,140)             (174,382)
                                                                              --------              --------
                                                                               233,024               227,250
Other assets                                                                    63,390                59,075
                                                                            ----------            ----------
       Total assets                                                           $520,605              $500,906
                                                                              ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt                        $ 37,749              $ 25,514
   Accounts payable                                                             45,153                41,867
   Customer deposits                                                             3,299                 2,671
   Accrued commissions                                                           2,271                 2,362
   Accrued expenses                                                             29,097                27,061
   Taxes on income                                                                 723                     -
                                                                              ---------           ----------
       Total current liabilities                                               118,292                99,475
Long-term debt and notes payable                                                 9,554                 8,351
Deferred income taxes                                                           25,298                26,803
Other liabilities                                                                4,190                 4,425
Stockholders' equity:
   Common stock, par value $1, authorized shares: 55,000,000;
   issued: 16,210,883 in 2000 and 16,201,483 in 1999                            16,211                16,201
   Additional paid-in capital                                                  159,518               159,288
   Retained earnings                                                           202,866               199,304
   Accumulated other comprehensive income                                      (15,315)              (12,905)
   Unearned compensation                                                            (9)                  (36)
                                                                             ---------            ----------
       Total stockholders' equity                                              363,271               361,852
                                                                             ---------             ---------
       Total liabilities and stockholders' equity                             $520,605              $500,906
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





                                                              IONICS, INCORPORATED
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (Unaudited)
                                                             (Dollars in thousands)


                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                 ---------------------
                                                                                  2000            1999
                                                                                  ----            ----
Operating activities:
   Net income                                                                 $  3,562          $  4,672
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                               7,788             6,920
     Provision for losses on accounts and notes receivable                         724               176
     Compensation expense on restricted stock awards                                27                27
     Changes in assets and liabilities:
       Notes receivable                                                           (459)              (64)
       Accounts receivable                                                      (8,434)            1,388
       Inventories                                                              (1,977)              831
       Other current assets                                                      1,199                78
       Investments in affiliates                                                   877            (1,102)
       Accounts payable and accrued expenses                                     4,904            (9,416)
       Income taxes                                                                584               877
       Other                                                                    (1,302)           (1,704)
                                                                              --------          --------
         Net cash provided by operating activities                               7,493             2,683
                                                                              --------          --------
Investing activities:
   Additions to property, plant and equipment                                  (12,369)           (9,031)
   Disposals of property, plant and equipment                                      724               214
   Acquisitions, net of cash acquired                                           (4,250)           (8,394)
   Purchase of short-term investments                                             (214)              (45)
                                                                              --------         ---------
         Net cash used by investing activities                                 (16,109)          (17,256)
                                                                               -------           -------
Financing activities:
   Principal payments on current debt                                          (18,785)           (5,862)
   Proceeds from issuance of current debt                                       29,332             7,717
   Principal payments on long-term debt                                            (18)             (518)
   Proceeds from issuance of long-term debt                                      1,285               116
   Proceeds from stock option plans                                                242               275
                                                                              --------          --------
         Net cash provided by financing activities                              12,056             1,728
                                                                              --------          --------
Effect of exchange rate changes on cash                                            336              (440)
                                                                              --------          --------
Net change in cash and cash equivalents                                          3,776           (13,285)
Cash and cash equivalents at beginning of period                                13,169            28,770
                                                                              --------          --------
Cash and cash equivalents at end of period                                     $16,945           $15,485
                                                                               =======           =======

The accompanying notes are an integral part of these financial statements.

                                IONICS, INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation:
         ---------------------

         In the opinion of the management of Ionics, Incorporated (the "Company"), all adjustments have been made that are necessary to present fairly the consolidated financial position of the Company, the consolidated results of its operations and the consolidated cash flows for each period presented. The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the Company's 1999 Annual Report as filed on Form 10-K with the Securities and Exchange Commission. Other than as noted below, there have been no significant changes in the information reported in those Notes, other than from the normal business activities of the Company, and there have been no changes which would, in the opinion of management, have a materially adverse effect upon the Company. Certain prior year amounts have been reclassified to conform to the current year presentation with no impact on net income.

2.       Earnings per share (EPS) calculations:
         -------------------------------------

              (Amounts in  thousands, except per share amounts)

                                  For the period ended March 31, 2000         For the period ended March 31, 1999
                                  -----------------------------------         -----------------------------------
                                     Net                    Per Share            Net                   Per Share
                                  Income       Shares          Amount         Income       Shares         Amount
                                  ------       ------          ------         ------       ------         ------
Basic EPS
   Income available to
      common stockholders          $3,562       16,209            $.22         $4,672       16,127          $.29
   Effect of dilutive stock
     options                           -          195               -              -          161              -
                                  ------       ------            ----         ------       ------           ----
Diluted EPS                       $3,562       16,404            $.22         $4,672       16,288           $.29
                                  ======       ======            ====         ======       ======           ====

3.       Comprehensive Income:
         --------------------

         The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. The table below sets forth "comprehensive income" as defined by SFAS No. 130 for the three-month periods ended March 31, 2000 and 1999.

                                                                  (Amounts in thousands)
                                                              Three Months Ended March 31,

                                                                2000                      1999
                                                                ----                      ----

         Net income                                            $3,562                    $4,672
         Other comprehensive income, net of tax:
           Translation adjustments                             (2,410)                   (2,950)
                                                               ------                    ------
         Comprehensive income                                  $1,152                    $1,722
                                                               ======                    ======

4.       Segment Information.
         -------------------

         In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." At the end of 1998, the Company changed from three reportable segments to four reportable "business group" segments corresponding to a "business group" structure which was put into place in the latter part of 1998. As of March 31, 2000, no changes have been made to the basis of segmentation or the measurement of profit or loss from that which was reported in the Company's 1999 Annual Report as filed on Form 10-K with the Securities and Exchange Commission, and there were no material changes to total assets by segment.

         The following  table  summarizes  the Company's  operations by the four
         business  group  segments  and  "Corporate"   (Corporate  includes  the
         elimination of intersegment transfers).

                                     Equipment     Ultrapure   Consumer     Instrument
                                      Business      Water       Water        Business
Dollars in thousands                  Group         Group       Group        Group        Corporate       Total
-----------------------------------------------------------------------------------------------------------------

2000
Revenue - unaffiliated customers          $41,356      $27,746    $26,419         $7,274          -     $102,795
Inter-segment transfers                     1,582          225          -            386     (2,193)           -
Gross profit                                9,951        5,881     10,718          3,996          -       30,546


1999

Revenue - unaffiliated customers          $34,439      $24,533    $21,859         $6,585          -     $ 87,416
Inter-segment transfers                       319          197          -            194       (710)           -
Gross profit                                9,724        6,295      9,576          3,569          -       29,164



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Comparison of the Three Months Ended March 31, 2000 with the Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

Revenues for the first quarter of 2000 increased 17.6%, and net income decreased by 23.8% compared to the results of the first quarter of 1999. Gross Profit was $30.5 million in the first quarter of 2000 compared to $29.2 million in the first quarter of 1999. Gross profit increased in the first quarter of 2000, compared to the first quarter of 1999 for the Equipment Business Group (EBG), Consumer Water Group (CWG), and the Instrument Business Group (IBG). These increases were primarily due to higher sales volume of capital equipment and consumer water products. The increases were offset by a decrease in gross profit for the Ultrapure Water Group (UWG) in the first quarter of 2000 compared to the first quarter of 1999. This decrease was primarily due to highly competitive pricing pressures in several markets, particularly in the microelectronics industry.

Total revenues were $102.8 million in the first quarter of 2000 compared with $87.4 million in the first quarter of 1999. Revenues for the first quarter of 2000 were higher in all of the business group segments.

EBG revenues increased by 20.1% in the first quarter of 2000 as compared to the first quarter of 1999. This increase came primarily from higher capital equipment sales and continuing work on a contract to manufacture a storage system to manage the containment of spent nuclear fuels.

The revenues of the UWG increased by $3.2 million in the first quarter of 2000 compared to the first quarter of 1999. This increase was due primarily from higher sales to the microelectronics and power industries.

The 20.9% increase in the CWG revenues from the first quarter of 2000 compared to the first quarter of 1999 was due to growth in both bottled water and home water products. Included in the growth of the home water business was a significant increase in sales through the Company's Irish subsidiary opened in mid-1999.

IBG revenues increased by $0.7 million in the first quarter of 2000 compared to the first quarter of 1999. This increase resulted from sales of TOC instruments due to new European pharmaceutical regulations.

Cost of sales as a percentage of revenues was 70.3% in the first quarter of 2000 compared to 66.6% in the first quarter of 1999.

Cost of sales as a percentage of revenues increased in the first quarter of 2000, compared to the first quarter of 1999, for EBG, UWG and CWG, while such percentage decreased slightly for IBG. The increase in EBG's cost of sale percentage to 75.9% in the first quarter of 2000 from 71.8% in the first quarter of 1999 primarily reflected a shift in the mix of contracts to lower margin equipment business. Cost of sales as a percentage of revenues for UWG increased in the first quarter of 2000 to 78.8% from 74.3% in the first quarter of 1999. This increase resulted from the continued competitive environment in the microelectronics industry for ultrapure water capital equipment. The increase in the CWG's cost of sales to 59.4% from 56.2% is primarily the result of higher distribution costs due to increases in fuel and labor costs. These increases were offset by a slight decrease in cost of sales for IBG in the first quarter of 2000, compared to the first quarter of 1999, because of a more favorable mix of sales.

Operating expenses as a percentage of revenues were 24.1% in the first quarter of 2000 and 25.1% in the first quarter of 1999. The decrease in operating expenses as a percentage of revenues primarily reflected higher revenue growth in EBG and UWG which generally have lower selling costs relative to revenues than do the other business groups.

Interest income of $0.3 million for the first quarter of 2000 increased slightly from interest income of $0.1 million for the first quarter of 1999. Interest expense of $0.7 million for the first quarter of 2000 was higher from the $0.1 million for the first quarter of 1999 due to higher average borrowings by the Company.

Financial Condition
-------------------

Working capital decreased $8.9 million during the first three months of 2000 while the Company's current ratio decreased slightly to 1.7 at March 31, 2000 from 2.0 at December 31, 1999. Cash provided from net income and depreciation totaled $11.4 million during the first three months of 2000, while the primary uses of cash were for additions to property, plant and equipment and for acquisitions. Significant capital expenditures were generally made to expand the Company's bottled water operations and for "own and operate" facilities. At March 31, 2000 notes payable and the current portion of long-term debt increased by $12.2 million. The Company believes that its cash and cash equivalents, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.

Significant expenditures for the remainder of Year 2000 are anticipated to include investments in additional "own and operate" facilities and the continued expansion of bottled water operations.

At March 31, 2000 the Company had incurred approximately $3 million in costs relating primarily to providing assistance to a project company in obtaining financing for, and project management and design work on, a major seawater desalination project in Trinidad announced in September of 1999. Financing for the project has not yet been obtained. Should financing not be obtained, these costs would be expensed. The Company anticipates that a determination regarding financing will occur in the second quarter of 2000. The Company may incur additional expenditures related to this project prior to such determination.

Accounting Pronouncements
-------------------------

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements which was amended by SAB 101A, delaying the implementation date of SAB 101 to the second fiscal quarter of fiscal years beginning after December 15, 1999. This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company believes that its current revenue recognition policy complies with the Commission's guidelines.

Year 2000 (Y2K) Disclosure
--------------------------

The Company undertook a program in years 1998 and 1999 to assure the ability of its information and manufacturing systems to properly recognize and process date-sensitive information beginning on January 1, 2000. To date, the Company has completed the transition from calendar 1999 to 2000 with no reported significant impact to operations. The company will continue to monitor Y2K related matters at suppliers and customers, as well as the Company's systems, facilities and products, to ensure that latent defects do not manifest themselves over the next several months.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

Derivative Instruments and Market Risk

There has been no material change in the information reported in the Company's 1999 Annual Report as filed on Form 10-K with the Securities and Exchange Commission with respect to these risk matters.

Forward-Looking Information
---------------------------

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

The Company's future results of operations and certain statements contained in this report, including, without limitation, "Management's Discussion and Analysis of Results of Operations and Financial Condition," constitute forward-looking statements. Such statements are based on management's current views and assumptions and involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations. Among these factors are acceptance of new products and price pressures; risk of nonpayment of accounts receivable; risks associated with foreign operations; risks of latent Y2K defects; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission.

                               PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)        Exhibits

           3(ii)  By-Laws of the Company as amended through May 2, 2000.

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000.

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

                                            IONICS, INCORPORATED



Date:   May 12, 2000                  By: /s/Arthur L. Goldstein
      --------------                      ----------------------------------
                                          Arthur L. Goldstein
                                          Chairman and Chief Executive Officer
                                          (duly authorized officer)



Date:   May 12, 2000                  By: /s/Robert J. Halliday
      --------------                      ----------------------------------
                                          Robert J. Halliday
                                          Executive Vice President,
                                          Chief Operating Officer and
                                          Chief Financial Officer

                             EXHIBIT INDEX





                                                              Sequentially
                                                              Numbered
                                                              Page
                                                              --------------

Exhibit

3(ii)               By-Laws as amended through May 2, 2000

27.0                Financial Data Schedule                        13
                                                  (for electronic purposes only)