Form 10-Q
period 2000-06-30
IONICS INC
filed 2000-08-14
CIK 52466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: June 30, 2000

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______ to ______

                         Commission File Number: 1-7211

                              IONICS, INCORPORATED

               (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                 04-2068530
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation)                              or organization)

           65 Grove Street
       Watertown, Massachusetts                        02472
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

                      Yes      X       No
                           ---------        -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At June 30, 2000 the Company had 16,220,390 shares of Common Stock, par value $1 per share, outstanding.

                            IONICS, INCORPORATED
                                  FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 2000


                                    INDEX


                                                                    Page Number

Part I        Financial Information

              Consolidated Statements of Operations                      3

              Consolidated Balance Sheets                                4

              Consolidated Statements of Cash Flows                      5

              Notes to Consolidated Financial Statements                 6

              Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                  9


Part II       Other Information                                         13

              Signatures                                                14

              Exhibit Index                                             15

              Exhibit 27 - Financial Data Schedule      (for electronic purposes
                                                         only)

                 PART I - FINANCIAL INFORMATION

                      IONICS, INCORPORATED
             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
        (Amounts in thousands, except per share amounts)

                                                                     Three months ended              Six months ended
                                                                          June 30,                       June 30,
                                                                 ---------------------------    ----------------------------

                                                                    2000           1999            2000            1999
                                                                 ------------   ------------    -----------     ------------
Revenue:
     Equipment Business Group                                       $ 42,405       $ 30,740       $ 83,761         $ 65,179
     Ultrapure Water Group                                            26,558         23,292         54,304           47,825
     Consumer Water Group                                             26,933         23,672         53,352           45,531
     Instrument Business Group                                         6,908          6,864         14,182           13,449
                                                                 ------------   ------------    -----------     ------------

                                                                     102,804         84,568        205,599          171,984
                                                                 ------------   ------------    -----------     ------------

Costs and expenses:
     Cost of sales of Equipment Business Group                        31,079         21,736         62,484           46,451
     Cost of sales of Ultrapure Water Group                           21,378         17,448         43,243           35,686
     Cost of sales of Consumer Water Group                            14,899         12,851         30,600           25,134
     Cost of sales of Instrument Business Group                        2,761          2,864          6,039            5,880
     Research and development                                          1,827          1,771          3,648            3,639
     Selling, general and administrative                              24,086         20,616         47,060           40,725
                                                                 ------------   ------------    -----------     ------------

                                                                      96,030         77,286        193,074          157,515
                                                                 ------------   ------------    -----------     ------------


Income from operations                                                 6,774          7,282         12,525           14,469

Interest income                                                          318            404            585              512

Interest expense                                                      (1,202)          (205)        (1,926)            (335)

Equity income                                                            639            216            971              379
                                                                 ------------   ------------    -----------     ------------


Income before income taxes and minority interest                       6,529          7,697         12,155           15,025

Provision for income taxes                                             2,221          2,479          4,134            4,861
                                                                 ------------   ------------    -----------     ------------

Income before minority interest                                        4,308          5,218          8,021           10,164

Minority interest expense                                                 93            114            244              388
                                                                 ------------   ------------    -----------     ------------


Net income                                                           $ 4,215        $ 5,104        $ 7,777          $ 9,776
                                                                 ============   ============    ===========     ============


Basic earnings per share                                              $ 0.26         $ 0.32         $ 0.48           $ 0.61
                                                                 ============   ============    ===========     ============


Diluted earnings per share                                            $ 0.26         $ 0.31         $ 0.47           $ 0.60
                                                                 ============   ============    ===========     ============


Shares used in basic earnings per share calculations                  16,216         16,133         16,213           16,130
                                                                 ============   ============    ===========     ============


Shares used in diluted earnings per share calculations                16,429         16,374         16,417           16,238
                                                                 ============   ============    ===========     ============


The accompanying notes are an integral part of these financial statements.


                   IONICS, INCORPORATED
               CONSOLIDATED BALANCE SHEETS
                       (Unaudited)
   (Amounts in thousands, except share and par value amounts)

                                                                                June 30,            December 31,
                                                                                  2000                  1999
                                                                             ----------------      ---------------
ASSETS
------
Current assets:
      Cash and cash equivalents                                                     $ 19,344             $ 13,169
      Short-term investments                                                             376                  195
      Notes receivable, current                                                        4,525                5,374
      Accounts receivable                                                            138,464              120,407
      Receivables from affiliated companies                                              102                1,231
      Inventories:
          Raw materials                                                               20,725               20,216
          Work in process                                                             13,096                8,913
          Finished goods                                                               5,643                4,751
                                                                             ----------------      ---------------
                                                                                      39,464               33,880
      Other current assets                                                            13,487               14,816
      Deferred income taxes                                                            4,730                4,730
                                                                             ----------------      ---------------

          Total current assets                                                       220,492              193,802

Notes receivable, long-term                                                           10,847               10,027
Investments in affiliated companies                                                    9,363               10,752
Property, plant and equipment:
      Land                                                                             8,499                8,352
      Buildings                                                                       46,583               44,858
      Machinery and equipment                                                        309,291              299,303
      Other, including furniture, fixtures and vehicles                               52,107               49,119
                                                                             ----------------      ---------------

                                                                                     416,480              401,632
      Less accumulated depreciation                                                 (182,527)            (174,382)
                                                                             ----------------      ---------------

                                                                                     233,953              227,250
Other assets                                                                          62,591               59,075
                                                                             ----------------      ---------------

          Total assets                                                             $ 537,246            $ 500,906
                                                                             ================      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Notes payable and current portion of long-term debt                          $  54,309            $  25,514
      Accounts payable                                                                39,351               41,867
      Customer deposits                                                                3,780                2,671
      Accrued commissions                                                              1,589                2,362
      Accrued expenses                                                                30,067               27,061
      Taxes on income                                                                    826                    -
                                                                             ----------------      ---------------

          Total current liabilities                                                  129,922               99,475

Long-term debt and notes payable                                                      11,956                8,351
Deferred income taxes                                                                 24,261               26,803
Other liabilities                                                                      4,567                4,425
Stockholders' equity:
      Common stock, par value $1, authorized
      shares: 55,000,000; issued: 16,220,390 in 2000 and 16,201,483 in 1999           16,220               16,201
      Additional paid-in capital                                                     159,720              159,288
      Retained earnings                                                              207,081              199,304
      Accumulated other comprehensive income                                         (16,481)             (12,905)
      Unearned compensation                                                                -                  (36)
                                                                             ----------------      ---------------

          Total stockholders' equity                                                 366,540              361,852
                                                                             ----------------      ---------------
          Total liabilities and stockholders' equity                               $ 537,246            $ 500,906
                                                                             ================      ===============

The accompanying notes are an integral part of these financial statements.


                      IONICS, INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                      (Amounts in thousands)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                              --------------------------------------

Operating activities:                                                             2000                     1999
                                                                              -------------             ------------

      Net income                                                                   $ 7,777                  $ 9,776
      Adjustments to reconcile net income to net cash (used)
      provided by operating activities:
         Depreciation and amortization                                              14,925                   14,107
         Provision for losses on accounts and notes receivable                       1,261                      193
         Compensation expense on restricted stock awards                                36                       54
         Changes in assets and liabilities:
            Notes receivable                                                          (700)                    (450)
            Accounts receivable                                                    (19,971)                   2,101
            Inventories                                                             (5,942)                  (1,572)
            Other current assets                                                     1,162                      121
            Investments in affiliates                                                1,135                   (1,580)
            Accounts payable and accrued expenses                                      (53)                  (8,170)
            Income taxes                                                               302                    1,792
            Other                                                                   (1,275)                  (2,175)
                                                                              -------------             ------------

               Net cash (used) provided by operating activities                     (1,343)                  14,197
                                                                              -------------             ------------

Investing activities:
      Additions to property, plant and equipment                                   (21,218)                 (22,143)
      Disposals of property, plant and equipment                                       888                      936
      Acquisitions, net of cash acquired                                            (4,250)                  (8,394)
      (Purchase) sale of short-term investments                                       (158)                     167
                                                                              -------------             ------------

               Net cash used by investing activities                               (24,738)                 (29,434)
                                                                              -------------             ------------

Financing activities:
      Principal payments on current debt                                           (37,660)                  (6,715)
      Proceeds from borrowings of current debt                                      65,756                   13,096
      Principal payments on long-term debt                                            (492)                    (672)
      Proceeds from borrowings of long-term debt                                     3,946                      355
      Proceeds from stock option plans                                                 454                      402
                                                                              -------------             ------------

               Net cash provided by financing activities                            32,004                    6,466
                                                                              -------------             ------------

Effect of exchange rate changes on cash                                                252                     (812)
                                                                              -------------             ------------

Net change in cash and cash equivalents                                              6,175                   (9,583)
Cash and cash equivalents at beginning of period                                    13,169                   28,770
                                                                              -------------             ------------

Cash and cash equivalents at end of period                                        $ 19,344                 $ 19,187
                                                                              =============             ============



The accompanying notes are an integral part of these financial statements.

                             IONICS, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

       In the opinion of the management of Ionics, Incorporated (the "Company"), all adjustments have been made that are necessary to present fairly the consolidated financial position of the Company, the consolidated results of its operations and the consolidated cash flows for each period presented. The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the Company's 1999 Annual Report as filed on Form 10-K with the Securities and Exchange Commission. Other than noted below, there have been no significant changes in the information reported in those Notes, other than from the normal business activities of the Company, and there have been no changes which would, in the opinion of management, have a materially adverse effect upon the Company.

2.     Earnings per share (EPS) calculations:

                                                           (Amounts in thousands, except per share amounts)

                                                                For the three months ended June 30,
                                   ---------------------------------------------------------------------------------------------
                                                        2000                                            1999
                                   --------------------------------------------    ---------------------------------------------

                                       Net                          Per Share          Net                          Per Share
                                     Income          Shares          Amount          Income          Shares          Amount
                                   ------------    ------------    ------------    ------------    ------------   --------------
Basic EPS
     Income available to
     common stockholders               $ 4,215          16,216          $ 0.26         $ 5,104          16,133           $ 0.32

     Effect of dilutive
     stock options                           -             213               -               -             241            (0.01)
                                   ------------    ------------    ------------    ------------    ------------   --------------


Diluted EPS                            $ 4,215          16,429          $ 0.26         $ 5,104          16,374           $ 0.31
                                   ============    ============    ============    ============    ============   ==============




                                                                  For the six months ended June 30,
                                   ---------------------------------------------------------------------------------------------
                                                         2000                                            1999
                                   --------------------------------------------    ---------------------------------------------

                                       Net                          Per Share          Net                          Per Share
                                     Income          Shares          Amount          Income          Shares          Amount
                                   ------------    ------------    ------------    ------------    ------------   --------------
Basic EPS
     Income available to
     common stockholders               $ 7,777          16,213          $ 0.48         $ 9,776          16,130           $ 0.61

     Effect of dilutive
     stock options                           -             204           (0.01)              -             108            (0.01)
                                   ------------    ------------    ------------    ------------    ------------   --------------

Diluted EPS                            $ 7,777          16,417          $ 0.47         $ 9,776          16,238           $ 0.60
                                   ============    ============    ============    ============    ============   ==============

       The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options. The number of options that were antidilutive at the three months ended June 30, 2000 and 1999 was 1,715,684 and 725,750, respectively. The number of options that were antidilutive at the six months ended June 30, 2000 and 1999 were 1,665,084 and 725,750, respectively.

3.       Comprehensive Income

       The Company has adopted the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. The table below sets forth "comprehensive income" as defined by SFAS No. 130 for the three month and six month periods ended June 30, 2000 and 1999.

                                                           (Amounts in thousands)
                                          Three Months Ended                   Six Months Ended
                                               June 30,                             June 30,
                                    -------------------------------      ------------------------------

                                        2000              1999               2000             1999
                                    -------------      ------------      -------------    -------------

Net income                               $ 4,215           $ 5,104            $ 7,777          $ 9,776
Other comprehensive income,
     net of tax:
     Translation adjustments              (1,166)           (1,405)            (3,576)          (4,355)
                                    -------------      ------------      -------------    -------------

Comprehensive income                     $ 3,049           $ 3,699            $ 4,201          $ 5,421
                                    =============      ============      =============    =============


4. In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." At the end of 1998, the Company changed from three reportable segments to four reportable "business group" segments corresponding to a "business group" structure which was put into place in the latter part of 1998. As of June 30, 2000, no changes have been made to the basis of segmentation or the measurement of profit or loss from that which was reported in the Company's 1999 Annual Report as filed on Form 10-K with the Securities and Exchange Commission, and there were no material changes to total assets by segment.

       The  following  table  summarizes  the  Company's  operations by the four
       business  group  segments  and   "Corporate"   (Corporate   includes  the
       elimination of intersegment transfers).


                                                                For the three months ended June 30, 2000
                                     -------------------------------------------------------------------------------------
                                      Equipment      Ultrapure     Consumer      Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group        Corporate       Total
                                     -------------  ------------  ------------  -------------   -----------  -------------
(Amounts in thousands)
Revenue - unaffiliated
     customers                           $ 42,405      $ 26,558      $ 26,933        $ 6,908      $      -      $ 102,804
Inter-segment transfers                       456         1,339             -            986        (2,781)             -
Gross profit                               11,326         5,180        12,034          4,147             -         32,687



                                                                For the three months ended June 30, 1999
                                     -------------------------------------------------------------------------------------
                                      Equipment      Ultrapure     Consumer      Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group        Corporate       Total
                                     -------------  ------------  ------------  -------------   -----------  -------------

(Amounts in thousands)
Revenue - unaffiliated
     customers                           $ 30,740      $ 23,292      $ 23,672        $ 6,864       $     -       $ 84,568
Inter-segment transfers                       546             -             -            383          (929)             -
Gross profit                                9,004         5,844        10,821          4,000             -         29,669



                                                                  For the six months ended June 30, 2000
                                     -------------------------------------------------------------------------------------
                                      Equipment      Ultrapure     Consumer      Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group        Corporate       Total
                                     -------------  ------------  ------------  -------------   -----------  -------------

(Amounts in thousands)
Revenue - unaffiliated
     customers                           $ 83,761      $ 54,304      $ 53,352       $ 14,182       $     -      $ 205,599
Inter-segment transfers                     2,038         1,564             -          1,372        (4,974)             -
Gross profit                               21,277        11,061        22,752          8,143             -         63,233



                                                                  For the six months ended June 30, 1999
                                     -------------------------------------------------------------------------------------
                                      Equipment      Ultrapure     Consumer      Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group        Corporate       Total
                                     -------------  ------------  ------------  -------------   -----------  -------------

(Amounts in thousands)
Revenue - unaffiliated
     customers                           $ 65,179      $ 47,825      $ 45,531       $ 13,449       $     -      $ 171,984
Inter-segment transfers                       865           197             -            577        (1,639)             -
Gross profit                               18,728        12,139        20,397          7,569             -         58,833

5.     Accounting Pronouncements

       In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (FIN No. 44). This interpretation, which is generally effective July 1, 2000, clarifies, among other issues, the definition of employee for the purposes of applying the provisions of APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, and the accounting consequence of various modifications to the terms of a previously fixed stock option or award. The adoption of FIN No. 44 is not expected to have a material effect on the Company's financial position or results of operations.

       In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, (SFAS 137). SFAS 137 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998. SFAS 137 defers the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at estimated fair value. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging
       Activities, which is an amendment of SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The adoption of SFAS No. 133, as amended, is not expected to have a material effect on the Company's financial position or results of operations.

       In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B which delayed the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 is not expected to have a material effect on the Company's financial position or results or operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2000 with the Three and Six Months Ended June 30, 1999


Revenues for the second quarter of 2000 increased 21.6% while net income decreased by 17.4%, compared to the results of the second quarter of 1999. Similarly, revenues for the first six-month period of 2000 increased 19.5% while net income decreased by 20.4% from the comparable six-month period in 1999. Gross profit was $32.7 million in the second quarter of 2000 compared to $29.7 million in the second quarter of 1999. For the first six-month period of 2000, gross profit was $63.2 million compared to $58.8 million for the first six-month period of 1999. Gross profit increased in the second quarter and first six-month period for the Equipment Business Group (EBG), Consumer Water Group (CWG) and Instrument Business Group (IBG). The Ultrapure Water Group's (UWG) gross profit decreased in the second quarter and first six-month period of 2000 from the comparable periods in 1999. This decrease was primarily due to continued competitive pricing pressures in several markets, particularly in the microelectronic industry.

Total revenues for the second quarter of 2000 increased 21.6% to $102.8 million from $84.6 million in 1999. Revenues for the first six-month period of 2000 increased 19.5% to $205.6 million from $172.0 million in the comparable 1999 period. Revenues during 2000 were higher in the second quarter and the six-month period, compared to the respective periods in 1999, in all four business groups.

EBG revenues increased 37.9% in the second quarter and increased 28.5% in the first six-month period of 2000, as compared with the same respective periods of 1999. These increases came primarily from higher capital equipment sales, particularly for zero liquid discharge equipment, the commencement of operations at water supply plants in Barbados and Curacao, and continuing work on a contract to manufacture storage systems to manage the containment of spent nuclear fuels.

The revenues of UWG increased by $3.3 million and $6.5 million for the second quarter and six-month periods of 2000, respectively, compared to the respective second quarter and six-month periods of 1999. These increases were due primarily to higher sales to the microelectronics and power industries.

Revenues of CWG increased 13.8% in the second quarter of 2000 compared to the second quarter of 1999. CWG's revenues also increased 17.2% in the first six-month period of 2000 compared to the first six-month period of 1999. These increases were due to growth in both bottled water and home water products, particularly the foreign operations of both businesses.

IBG revenues increased by approximately 1.0% and 5.5% in the second quarter and first six months of 2000, respectively, as compared to the same periods in 1999. These increases resulted primarily from sales of total organic carbon (TOC) instruments due to new European pharmaceutical regulations.

Cost of sales as a percentage of revenues for the second quarter was 68.2% in 2000 and 64.9% in 1999. For the six-month period, cost of sales as a percentage of revenue was 69.2% in 2000 and 65.8% in 1999.

Cost of sales as a percentage of revenues increased for EBG, UWG and CWG for both the second quarter and six-month periods of 2000, as compared to the respective periods in 1999. IBG's cost of sales as a percentage of revenues decreased in the second quarter and first half of 2000 compared to the second quarter and first half of 1999. The increases in this percentage for EBG primarily reflected a shift in the mix of contracts to lower margin equipment business. UWG's increases in cost of sales as percentage of revenues reflect the continued competitive environment in the microelectronics industry for ultrapure water capital equipment in the first two quarters of 2000. Cost of sales as a percentage of revenue increased for CWG in the second quarter and first half of 2000, as compared to the second quarter and first half of 1999, due to higher distribution expenses, particularly increases in fuel and labor costs. These increases were partially offset by decreases in cost of sales for IBG in the second quarter and first six months of 2000, compared to the second quarter and first six months of 1999. These decreases were the result of a more favorable mix of sales.

Operating expenses as a percentage of revenues decreased during the second quarter to 25.2% in 2000 from 26.5% in 1999. For the six-month period, operating expenses as a percentage of revenues decreased to 24.7% in 2000 from 25.8% in 1999. The decreases in operating expenses as a percentage of revenues primarily reflected higher revenue growth in EBG and UWG which generally have lower selling costs relative to revenues than do the other business groups.

Interest income of $0.3 million for the second quarter of 2000 decreased slightly from interest income of $0.4 million for the second quarter of 1999. Interest income of $0.6 million for the first half of 2000 increased from interest income of $0.5 million for the first half of 1999. Interest expense of $1.2 million and $1.9 million for the second quarter and first half of 2000, respectively, increased from $0.2 million and $0.3 million for the second quarter and first half of 1999, respectively. The increases in interest expense in 2000 were due to higher average borrowings by the Company.

Financial Condition

Working capital decreased $3.8 million during the first six months of 2000 while the Company's current ratio decreased to 1.7 at June 30, 2000 from 2.0 at December 31, 1999. At June 30, 2000, the Company had $19.3 million in cash and cash equivalents, an increase of $6.2 million from December 31, 1999. Notes payable and the current portion of long-term debt increased by $28.8 million, and accounts receivable increased by $18.0 million.

Cash used by operating activities totaled $1.3 million during the first six months of 2000. The primary uses of cash for investing purposes were for additions to property, plant and equipment and for acquisitions. Significant capital expenditures were made for "own and operate" facilities and to expand the Company's bottled water operations. Net cash provided by financing activities was $32.0 million for the first half of 2000 primarily due to short-term and long-term borrowings.

At June 30, 2000, the Company had incurred approximately $3.2 million in costs relating primarily to providing assistance to a project company in obtaining financing for, and project management and design work on, a major seawater desalination project in Trinidad announced in September, 1999. The project company has obtained a source of bridge financing for the project, subject to the fulfillment of certain conditions, and anticipates that it will soon obtain funds from such source. Should funds not be obtained, the costs incurred by the company would be expensed. The Company anticipates that funds will become available to the project company in the third quarter of 2000. The Company may incur additional expenditures related to this project prior to such time.

The Company believes that its cash and cash equivalents, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.

Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (FIN No. 44). This interpretation, which is generally effective July 1, 2000, clarifies, among other issues, the definition of employee for the purposes of applying the provisions of APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, and the accounting consequence of various modifications to the terms of a previously fixed stock option or award. The adoption of FIN No. 44 is not expected to have a material effect on the Company's financial position or results of operations.

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, (SFAS 137). SFAS 137 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998. SFAS 137 defers the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at estimated fair value. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which is an amendment of SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The adoption of SFAS No. 133, as amended, is not expected to have a material effect on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B which delayed the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 is not expected to have a material effect on the Company's financial position or results or operations.

Year 2000 (Y2K) Disclosure

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

The investigation conducted by the Attorney General of the Commonwealth of Massachusetts into certain former operations of a division of the Company during portions of the years 1991 through 1995, first reported in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998, has been settled. Pursuant to the settlement agreement entered in civil proceedings on August 2, 2000, in which the Company did not admit to any liability, the Company will pay a civil penalty of $425,000 to the Commonwealth of Massachusetts to settle claims of violations of certain industrial waste discharge regulations, and will in addition make a contribution of $110,000 to fund a watershed protection plan for the Connecticut River basin.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

a) The Annual Meeting of the Stockholders was held on May 2, 2000.

Arnaud de Vitry d'Avaucourt, William E. Katz, Daniel I. C. Wang and Mark S. Wrighton were reelected as Class II Directors for a three-year term. Continuing as Class I Directors until the 2002 Annual Meeting are Douglas R. Brown, Kathleen F. Feldstein, Arthur L. Goldstein and Carl S. Sloane. Continuing as Class III Directors until the 2001 Annual Meeting are William L. Brown, John J. Shields and Allen S. Wyett. Each of the Class II Directors received at least the following votes "for" election and no more than the following votes withheld:

                Votes for:                          12,860,448
                Votes withheld:                        116,790

b) The other matter submitted for stockholder approval was ratification of the selection of PricewaterhouseCoopers LLP as the Company auditors for 2000. The following votes were cast:

                Votes for:                          12,902,884
                Votes against:                          50,987
                Abstentions:                            23,367

Item 5. Other Information
-------------------------

On May 23, 2000, the Board of Directors expanded the total number of Class III director positions to five, and elected Stephen L. Brown and William K. Reilly as Class III Directors. As such, they will serve until the 2001 Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

Exhibit 10 - Material Contracts

10.1 Second Amended and Restated Credit Agreement dated as of July 28, 2000, among the Company, Fleet National Bank and Fleet National Bank as agent.

10.2 Shareholders' Agreement dated as of May 12, 2000, among the Company, Hafeez Karamath Engineering Services Limited and Desalination Company of Trinidad and Tobago Limited, as amended on June 16, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IONICS, INCORPORATED



Date:  August 14, 2000                  By:  /s/Arthur L. Goldstein
       ---------------                  ---------------------------------------
                                          Arthur L. Goldstein
                                          Chairman and Chief Executive Officer
                                          (duly authorized officer)



Date:  August 14, 2000                  By:  /s/Robert J. Halliday
       ---------------                  --------------------------------------
                                          Robert J. Halliday
                                          Executive Vice President
                                          Chief Operating Officer and
                                          Chief Financial Officer
                                          (principal financial officer)

                                  EXHIBIT INDEX

                                                              Sequentially
                                                                Numbered
Exhibit                                                           Page
-------                                                      ---------------

10.1   Second Amended and Restated  Revolving  Credit              16
       Agreement dated as of July 28, 2000, among the Company, Fleet National Bank and Fleet National
       Bank as agent.

10.2   Shareholders'  Agreement  dated as of May 12, 2000,        109
       among the Company,  Hafeez  Karamath  Engineering
       Services  Limited and Desalination  Company  of
       Trinidad  and  Tobago  Limited, as amended on June
       16, 2000.

27.0   Financial Data Schedule                                (for electronic
                                                                purposes only)