Form 10-Q/A
period 2000-06-30
IONICS INC
filed 2000-11-03
CIK 52466

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                          AMENDMENT NO. 1 TO FORM 10-Q

(Mark One)

    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: June 30, 2000

                                       OR

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from ______ to ______

         Commission file number:  1-7211


                                Ionics, Incorporated
                                --------------------
                (Exact name of registrant as specified in its charter)


         Massachusetts                               04-2068530
         -------------                               ----------
         (State or other jurisdiction             (I.R.S. Employer
         of incorporation or                      Identification No.)
         organization)

                  65 Grove Street, Watertown, Massachusetts 02472
                  -----------------------------------------------
                 (Address of principal executive offices) (Zip Code)

                                 (617) 926-2500
                                 --------------
                 (Registrant's telephone number, including area code)

Former name, former address and formal fiscal year, if changed since last report: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                     No

The number of shares outstanding of the registrant's Common Stock on June 30, 2000 was 16,220,390.

This Amendment No.1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 is being filed to amend and restate
Part II, Item 4 to such quarterly report because of the following circumstances.

The Company has been informed by a non-record beneficial owner of its Common Stock that such owner had given voting instructions to its voting agent to withhold votes for certain nominees for election as Class II Directors at the May 2, 2000 Annual Meeting. The results reported in Item 4(a) of the Company's quarterly report on Form 10-Q filed on August 14, 2000 were obtained from a final voting report of the Company's transfer agent dated May 8, 2000, which does not reflect the receipt by the transfer agent of such beneficial owner's voting instructions. The Company has been advised by its transfer agent that to the transfer agent's knowledge, the transfer agent's procedure for adjusting for withheld votes was followed with respect to the shares voted on behalf of the beneficial owner at the Annual Meeting.

Because the Company after an investigation is unable to determine whether the failure to properly reflect the beneficial owner's votes was fully the responsibility of the beneficial owner's voting agent, the Company, solely at the request of the beneficial owner, has decided to adjust its report on Form 10-Q concerning the election of directors at the May 2, 2000 Annual Meeting to reflect the giving of effect to the beneficial owner's voting instructions. Giving effect to such instructions has no effect on the outcome of the election. This adjustment in no way constitutes any statement or agreement of the Company that its Form 10-Q for the quarter ended June 30, 2000 was incorrect when filed.

Part II, Item 4 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 is hereby amended and restated in its entirety as follows.

Item 4.  Submission of Matters to a Vote of Security Holders

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

                  Votes for:                        11,398,548
                  Votes withheld:                    1,598,690

b) The other matter submitted for stockholder approval was ratification of the selection of PricewaterhouseCoopers LLP as the Company auditors for 2000. The following votes were cast.

                  Votes for:                        12,902,884
                  Votes against:                        50,987
                  Abstentions:                          23,367

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IONICS, INCORPORATED



Date:  November 3, 2000            By: /s/ Arthur L. Goldstein
                                   ----------------------------------------
                                       Arthur L. Goldstein
                                       Chairman and Chief Executive Officer
                                       (duly authorized officer)



Date: November 3, 2000             By: /s/ Anthony DiPaola
                                   -------------------------------------------
                                       Anthony DiPaola
                                       Vice President and Corporate Controller
                                       (principal accounting officer)