Form 10-Q
period 2000-09-30
IONICS INC
filed 2000-11-14
CIK 52466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: September 30, 2000

                                       Or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______ to ______

                         Commission File Number: 1-7211

                              IONICS, INCORPORATED

                (Exact name of registrant as specified in its charter)

           MASSACHUSETTS                                      04-2068530
(State or other jurisdiction of incorporation    (IRS Employer Identification
or organization)                                 Number)

           65 Grove Street
       Watertown, Massachusetts                               02472
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

                           Yes X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At September 30, 2000 the Company had 16,286,083 shares of Common Stock, par value $1 per share, outstanding.

                             IONICS, INCORPORATED
                                   FORM 10-Q
                       FOR QUARTER ENDED SEPTEMBER 30, 2000




                                     INDEX


                                                                   Page Number
                                                                   -----------

Part I        Financial Information:

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
                                                       (for electronic purposes
                                                        only)



                 PART I - FINANCIAL INFORMATION

                      IONICS INCORPORATED
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)
        (Amounts in thousands, except per share amounts)

                                                                     Three months ended              Nine months ended
                                                                       September 30,                   September 30,
                                                                 ---------------------------    ----------------------------

                                                                    2000           1999            2000            1999
                                                                 ------------   ------------    -----------     ------------

Revenue:
     Equipment Business Group                                       $ 48,188       $ 31,810       $131,949         $ 96,989
     Ultrapure Water Group                                            40,528         21,144         94,832           68,969
     Consumer Water Group                                             28,389         26,668         81,741           72,199
     Instrument Business Group                                         7,781          7,049         21,963           20,498
                                                                 ------------   ------------    -----------     ------------

                                                                     124,886         86,671        330,485          258,655
                                                                 ------------   ------------    -----------     ------------

Costs and expenses:
     Cost of sales of Equipment Business Group                        37,107         22,767         99,591           69,218
     Cost of sales of Ultrapure Water Group                           33,190         16,174         76,433           51,860
     Cost of sales of Consumer Water Group                            16,993         14,237         47,593           39,371
     Cost of sales of Instrument Business Group                        3,658          2,781          9,697            8,661
     Research and development                                          1,833          1,623          5,481            5,262
     Selling, general and administrative                              26,415         21,134         73,475           61,859
                                                                 ------------   ------------    -----------     ------------

                                                                     119,196         78,716        312,270          236,231
                                                                 ------------   ------------    -----------     ------------


Income from operations                                                 5,690          7,955         18,215           22,424

Interest income                                                          265             92            850              604

Interest expense                                                      (1,270)          (111)        (3,196)            (446)

Equity income                                                            289            180          1,260              559
                                                                 ------------   ------------    -----------     ------------


Income before income taxes and minority interest                       4,974          8,116         17,129           23,141

Provision for income taxes                                             1,690          2,653          5,824            7,514
                                                                 ------------   ------------    -----------     ------------


Income before minority interest                                        3,284          5,463         11,305           15,627

Minority interest expense                                                358             94            602              482
                                                                 ------------   ------------    -----------     ------------


Net income                                                           $ 2,926        $ 5,369       $ 10,703         $ 15,145
                                                                 ============   ============    ===========     ============


Basic earnings per share                                              $ 0.18         $ 0.33         $ 0.66           $ 0.94
                                                                 ============   ============    ===========     ============


Diluted earnings per share                                            $ 0.18         $ 0.33         $ 0.65           $ 0.93
                                                                 ============   ============    ===========     ============


Shares used in basic earnings per share calculations                  16,234         16,144         16,220           16,135
                                                                 ============   ============    ===========     ============


Shares used in diluted earnings per share calculations                16,519         16,373         16,451           16,283
                                                                 ============   ============    ===========     ============

The accompanying notes are an integral part of these financial statements.



                   IONICS, INCORPORATED
                CONSOLIDATED BALANCE SHEETS
                        (Unaudited)
       (Amounts in thousands, except share and par value amounts)

                                                                              September 30,         December 31,
                                                                                  2000                  1999
                                                                             ----------------      ---------------

ASSETS
Current assets:
      Cash and cash equivalents                                                     $ 20,444             $ 13,169
      Short-term investments                                                             377                  195
      Notes receivable, current                                                        4,723                5,374
      Accounts receivable                                                            156,732              120,407
      Receivables from affiliated companies                                              510                1,231
      Inventories:
          Raw materials                                                               21,509               20,216
          Work in process                                                             11,248                8,913
          Finished goods                                                               5,265                4,751
                                                                             ----------------      ---------------

                                                                                      38,022               33,880
      Other current assets                                                            18,371               14,816
      Deferred income taxes                                                            4,730                4,730
                                                                             ----------------      ---------------

          Total current assets                                                       243,909              193,802

Notes receivable, long-term                                                           11,217               10,027
Investments in affiliated companies                                                   10,249               10,752
Property, plant and equipment:
      Land                                                                             8,398                8,352
      Buildings                                                                       47,101               44,858
      Machinery and equipment                                                        317,341              299,303
      Other, including furniture, fixtures and vehicles                               53,648               49,119
                                                                             ----------------      ---------------

                                                                                     426,488              401,632
      Less accumulated depreciation                                                 (188,703)            (174,382)
                                                                             ----------------      ---------------

                                                                                     237,785              227,250
Other assets                                                                          60,104               59,075
                                                                             ----------------      ---------------

          Total assets                                                             $ 563,264            $ 500,906
                                                                             ================      ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable and current portion of long-term debt                           $ 76,992             $ 25,514
      Accounts payable                                                                42,008               41,867
      Customer deposits                                                                6,938                2,671
      Accrued commissions                                                              1,834                2,362
      Accrued expenses                                                                28,745               27,061
      Taxes on income                                                                  1,012                    -
                                                                             ----------------      ---------------

          Total current liabilities                                                  157,529               99,475

Long-term debt and notes payable                                                      11,494                8,351
Deferred income taxes                                                                 22,106               26,803
Other liabilities                                                                      4,931                4,425
Stockholders' equity:
      Common stock, par value $1, authorized
      shares: 55,000,000; issued: 16,286,083 in 2000 and 16,201,483 in 1999           16,286               16,201
      Additional paid-in capital                                                     160,972              159,288
      Retained earnings                                                              210,007              199,304
      Accumulated other comprehensive income                                         (20,061)             (12,905)
      Unearned compensation                                                                -                  (36)
                                                                             ----------------      ---------------

          Total stockholders' equity                                                 367,204              361,852
                                                                             ----------------      ---------------

          Total liabilities and stockholders' equity                               $ 563,264            $ 500,906
                                                                             ================      ===============

The accompanying notes are an integral part of these financial statements.



                     IONICS, INCORPORATED
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)
                    (Dollars in thousands)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                              ---------------------------------------

Operating activities:                                                             2000                      1999
                                                                              -------------             -------------

      Net income                                                                  $ 10,703                  $ 15,145
      Adjustments to reconcile net income to net cash (used)
      provided by operating activities:
         Depreciation and amortization                                              24,116                    21,491
         Provision for losses on accounts and notes receivable                       2,479                       457
         Compensation expense on restricted stock awards                                36                        81
         Changes in assets and liabilities:
            Notes receivable                                                        (2,049)                   (1,020)
            Accounts receivable                                                    (42,017)                   (9,568)
            Inventories                                                             (4,780)                   (1,303)
            Other current assets                                                    (3,941)                      628
            Investments in affiliates                                                  (43)                   (3,464)
            Accounts payable and accrued expenses                                    5,990                   (10,035)
            Income taxes                                                               298                     2,989
            Other                                                                     (678)                     (877)
                                                                              -------------             -------------

               Net cash (used) provided by operating activities                     (9,886)                   14,524
                                                                              -------------             -------------

Investing activities:
      Additions to property, plant and equipment                                   (35,822)                  (38,029)
      Disposals of property, plant and equipment                                     1,427                     1,371
      Acquisitions, net of cash acquired                                            (4,250)                   (8,394)
      (Purchase) sale of short-term investments                                       (443)                      112
                                                                              -------------             -------------

               Net cash used by investing activities                               (39,088)                  (44,940)
                                                                              -------------             -------------

Financing activities:
      Principal payments on current debt                                           (61,603)                   (7,475)
      Proceeds from borrowings of current debt                                     112,178                    20,886
      Principal payments on long-term debt                                            (838)                     (738)
      Proceeds from borrowings of long-term debt                                     4,807                       416
      Proceeds from stock option plans                                               1,769                       923
                                                                              -------------             -------------

               Net cash provided by financing activities                            56,313                    14,012
                                                                              -------------             -------------

Effect of exchange rate changes on cash                                                (64)                     (666)
                                                                              -------------             -------------

Net change in cash and cash equivalents                                              7,275                   (17,070)
Cash and cash equivalents at beginning of period                                    13,169                    28,770
                                                                              -------------             -------------

Cash and cash equivalents at end of period                                        $ 20,444                  $ 11,700
                                                                              =============             =============

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


2.       Earnings Per Share (EPS) Calculations:

                                                    (Amounts in thousands, except per share amounts)
                                                       For the three months ended September 30,
                                   ---------------------------------------------------------------------------------------------

                                                      2000                                            1999
                                   --------------------------------------------    ---------------------------------------------

                                       Net                          Per Share          Net                          Per Share
                                     Income          Shares          Amount          Income          Shares          Amount
                                   ------------    ------------    ------------    ------------    ------------   --------------

Basic EPS
     Income available to
     common stockholders               $ 2,926          16,234          $ 0.18         $ 5,369          16,144           $ 0.33

     Effect of dilutive
     stock options                           -             285               -               -             229                -
                                   ------------    ------------    ------------    ------------    ------------   --------------


Diluted EPS                            $ 2,926          16,519          $ 0.18         $ 5,369          16,373           $ 0.33
                                   ============    ============    ============    ============    ============   ==============




                                                           For the nine months ended September 30,
                                   ---------------------------------------------------------------------------------------------

                                                      2000                                            1999
                                   --------------------------------------------    ---------------------------------------------

                                       Net                          Per Share          Net                          Per Share
                                     Income          Shares          Amount          Income          Shares          Amount
                                   ------------    ------------    ------------    ------------    ------------   --------------

Basic EPS
     Income available to
     common stockholders              $ 10,703          16,220          $ 0.66        $ 15,145          16,135           $ 0.94

     Effect of dilutive
     stock options                           -             231           (0.01)              -             148            (0.01)
                                   ------------    ------------    ------------    ------------    ------------   --------------

Diluted EPS                           $ 10,703          16,451          $ 0.65        $ 15,145          16,283           $ 0.93
                                   ============    ============    ============    ============    ============   ==============


The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options. The number of options that were antidilutive at the three months ended September 30, 2000 and 1999 were 731,750 and 725,750, respectively. The number of options that were antidilutive at the nine months ended September 30, 2000 and 1999 were 1,600,084 and 725,750, respectively.

3.       Comprehensive Income

The Company has adopted the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. The table below sets forth "comprehensive income" as defined by SFAS No. 130 for the three and nine-month periods ended September 30, 2000 and 1999.

                                                          (Amounts in thousands)
                                          Three Months Ended                    Nine Months Ended
                                             September 30,                         September 30,
                                    -------------------------------       -------------------------------

                                        2000              1999                2000              1999
                                    -------------      ------------       -------------     -------------

Net income                               $ 2,926           $ 5,369             $10,703           $15,145
Other comprehensive income,
     net of tax:
     Translation adjustments              (3,580)            1,674              (7,156)           (2,681)
                                    -------------      ------------       -------------     -------------

Comprehensive income                      $ (654)          $ 7,043             $ 3,547           $12,464
                                    =============      ============       =============     =============


4.       Segment Disclosures

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." At the end of 1998, the Company changed from three reportable segments to four reportable "business group" segments corresponding to a "business group" structure which was put into place in the latter part of 1998. As of September 30, 2000, no changes have been made to the basis of segmentation or the measurement of profit or loss from that which was reported in the Company's 1999 Annual Report as filed on Form 10-K with the Securities and Exchange Commission, and there were no material changes to total assets by segment.

The following  table  summarizes  the Company's  operations by the four business
group  segments  and  "Corporate"   ("Corporate"  includes  the  elimination  of
intersegment transfers).


                                          For the three months ended September 30, 2000
                                     -------------------------------------------------------------------------------------

                                       Equipment     Ultrapure    Consumer       Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group         Corporate      Total
                                     -------------  ------------  ------------  -------------   --------------------------

(Amounts in thousands)
Revenue - unaffiliated
     customers                            $48,188       $40,528       $28,389        $ 7,781       $     -       $124,886
Inter-segment transfers                     4,815         1,021             -            444        (6,280)             -
Gross profit                               11,081         7,338        11,396          4,123             -         33,938



                                          For the three months ended September 30, 1999
                                     -------------------------------------------------------------------------------------

                                       Equipment     Ultrapure     Consumer      Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group         Corporate      Total
                                     -------------  ------------  ------------  -------------   --------------------------

(Amounts in thousands)
Revenue - unaffiliated
     customers                            $31,810       $21,144       $26,668        $ 7,049       $     -        $86,671
Inter-segment transfers                       803           204             -            570        (1,577)             -
Gross profit                                9,043         4,970        12,431          4,268             -         30,712



                                          For the nine months ended September 30, 2000
                                     -------------------------------------------------------------------------------------

                                       Equipment     Ultrapure     Consumer      Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group         Corporate      Total
                                     -------------  ------------  ------------  -------------   --------------------------

(Amounts in thousands)
Revenue - unaffiliated
     customers                          $ 131,949       $94,832       $81,741       $ 21,963      $      -       $330,485
Inter-segment transfers                     6,853         2,585             -          1,816       (11,254)             -
Gross profit                               32,358        18,399        34,148         12,266             -         97,171



                                          For the nine months ended September 30, 1999
                                     -------------------------------------------------------------------------------------

                                       Equipment     Ultrapure     Consumer      Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group         Corporate      Total
                                     -------------  ------------  ------------  -------------   --------------------------

(Amounts in thousands)
Revenue - unaffiliated
     customers                            $96,989       $68,969       $72,199       $ 20,498       $     -       $258,655
Inter-segment transfers                     1,668           401             -          1,147        (3,216)             -
Gross profit                               27,771        17,109        32,828         11,837             -         89,545

5.       Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities at estimated fair value. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which is an amendment of SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The adoption of SFAS No. 133, as amended, is not expected to have a material effect on the Company's financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. The adoption of SFAS No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" (FIN No. 44). This interpretation, which was generally effective July 1, 2000, clarifies, among other issues, the definition of employee for the purposes of applying the provisions of APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, and the accounting consequence of various modifications to the terms of a previously fixed stock option or award. The adoption of FIN No. 44 is not expected to have a material effect on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In June 2000, the SEC issued SAB No. 101B which delayed the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 is not expected to have a material effect on the Company's financial position or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

Comparison of the Three and Nine Months Ended September 30, 2000 with the Three
-------------------------------------------------------------------------------
and Nine Months Ended September 30, 1999
----------------------------------------

Revenues for the third quarter of 2000 increased 44.1% to $124.9 million while net income decreased 45.5% or $2.4 million, compared to the results of the third quarter of 1999. Similarly, revenues for the nine-month period of 2000 increased 27.8% to $330.5 million while net income decreased $4.4 million or 29.3% from the comparable nine-month period in 1999. Gross profit was $33.9 million in the third quarter of 2000 compared to $30.7 million in the third quarter of 1999. For the nine-month period of 2000, gross profit was $97.2 million, compared to $89.5 million for the nine-month period of 1999. Gross profit increased in the third quarter and nine-month period for the Equipment Business Group (EBG) and Ultrapure Water Group (UWG). The Consumer Water Group (CWG) and Instrument Business Group (IBG) had lower gross profit in the third quarter of 2000 compared to the third quarter of 1999, although both Groups' gross profit increased for the nine-month period of 2000 compared to the nine-month period of 1999.

Revenues during 2000 were higher in all four business groups during the third quarter compared to the respective period in 1999. For the 2000 nine-month period, revenues were higher in all four business groups than in the comparable 1999 period.

Revenues of EBG increased 51.5% or $16.4 million in the third quarter of 2000 compared to the third quarter of 1999. EBG's revenues also increased 36.0% or $35.0 million in the 2000 nine-month period from the 1999 nine-month period. These increases were primarily due to higher capital equipment sales, particularly for zero liquid discharge equipment, the commencement of operations at water supply plants in Barbados and Curacao, and continuing work on a contract to manufacture storage systems to manage the containment of spent nuclear fuels.

UWG revenues increased by $19.4 million, or 91.7%, in the third quarter and increased $25.9 million, or 37.5%, in the nine-month period of 2000, as compared with the respective periods of 1999. These increases were primarily due to higher sales to the microelectronics and power industries.

CWG revenues increased by $1.7 million, or 6.5%, for the third quarter and by $9.5 million, or 13.2%, for the nine month period of 2000, compared to the respective third quarter and nine month periods of 1999. The increase in revenues for the third quarter was due to growth in both the bottled water business, particularly in foreign operations, and the home water business, primarily from independent dealers. For the nine-month period, revenue growth also was attributable to growth in both the bottled water and home water businesses, particularly the foreign operations of both businesses.

IBG revenues increased by 10.4%, or $0.7 million, in the third quarter and by 7.1%, or $1.5 million, in the nine-month period of 2000, as compared to the same periods in 1999. These increases resulted primarily from increased sales volume, predominantly to the microelectronics industry.

For the Company, cost of sales as a percentage of revenues for the third quarter was 72.8% in 2000 and 64.6% in 1999. For the nine-month period, cost of sales as a percentage of revenues was 70.6% in 2000 and 65.4% in 1999.

Cost of sales as a percentage of revenues increased for all four business groups for both the third quarter and the nine-month period of 2000, as compared to the respective periods in 1999. The increases in this percentage for EBG reflected a shift in the mix of business to lower margin capital equipment. Additionally, the Company incurred losses in the third quarter of 2000 on two projects in Australia and Malaysia. These losses impacted EBG and UWG cost of sales amounts for the third quarter and year-to-date period of 2000. The increases in cost of sales as a percentage of revenues for UWG also reflect the continued competitive environment in the microelectronics industry for ultrapure water capital equipment. CWG's increases in cost of sales as a percentage of revenues reflect an increase in distribution expenses, particularly fuel and driver (labor) costs. IBG had increased cost of sales as a percentage of revenue due to increased raw material costs.

Operating expenses as a percentage of revenues decreased during the third quarter to 22.6% in 2000 from 26.3% in 1999. For the nine-month period, operating expenses as a percentage of revenues decreased to 23.9% in 2000 from 26.0% in 1999. The decreases in operating expenses as a percentage of revenues primarily reflected higher revenue growth in EBG and UWG, which generally have lower selling costs relative to revenues than do the other business groups. However, total spending increased for the third quarter and for the nine-month period of 2000 primarily due to increased legal expenses related to the Company's defense in a patent infringement lawsuit (which is expected to go to trial in the fourth quarter of 2000) and to increased bad debt expense.

Interest income of $0.3 million for the third quarter of 2000 increased from $0.1 million for the third quarter in 1999. Interest income of $0.9 million for the nine-month period of 2000 also increased from $0.6 million for the nine-month period of 1999. Interest expense of $1.3 million and $3.2 million for the third quarter and nine-month period of 2000, respectively, increased from $0.1 million and $0.4 million for the third quarter and nine-month period of 1999, respectively. The increases in interest expense in 2000 reflect the higher average borrowings of the Company in 2000.

Financial Condition
-------------------

Working capital decreased $7.9 million during the first nine months of 2000 while the Company's current ratio decreased to 1.5 at September 30, 2000 from
2.0 at December 31, 1999. At September 30, 2000, the Company had $20.4 million in cash and cash equivalents, an increase of $7.3 million from December 31, 1999. Notes payable and the current portion of long-term debt increased by $51.5 million, and accounts receivable increased by $36.3 million.

Cash used by operating activities totaled $9.9 million for the first nine-month period of 2000. The primary uses of cash for investing purposes included additions to property, plant and equipment and for acquisitions. Significant capital expenditures were made for "own and operate" facilities and to expand the Company's bottled water operations. Net cash provided by financing activities was $56.3 million for the nine-month period of 2000, primarily from short-term and long-term borrowings.

At September 30, 2000, the Company had incurred approximately $6.3 million in costs related to a major seawater desalination project in Trinidad announced in September 1999. Bridge financing arrangements for the project were completed in October 2000, and consequently, these costs will be treated as project charges in the fourth quarter of 2000.

The Company believes that its cash and cash equivalents, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.

Accounting Pronouncements
-------------------------

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities at estimated fair value. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which is an amendment of SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The adoption of SFAS No. 133, as amended, is not expected to have a material effect on the Company's financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. The adoption of SFAS No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" (FIN No. 44). This interpretation, which was generally effective July 1, 2000, clarifies, among other issues, the definition of employee for the purposes of applying the provisions of APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, and the accounting consequence of various modifications to the terms of a previously fixed stock option or award. The adoption of FIN No. 44 is not expected to have a material effect on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In June 2000, the SEC issued SAB No. 101B which delayed the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 is not expected to have a material effect on the Company's financial position or results of operations.

Year 2000 (Y2K) Disclosure
--------------------------

The Company undertook a program in years 1998 and 1999 to assure the ability of its information and manufacturing systems to properly recognize and process date-sensitive information beginning on January 1, 2000. To date, the Company has completed the transition from calendar 1999 to 2000 with no reported significant impact to operations. The Company continues to monitor Y2K related matters at suppliers and customers, as well as the Company's systems, facilities and products, to ensure that latent defects do not manifest themselves over the next several months.

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

Forward-Looking Information
---------------------------

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

The Company's future results of operations and certain statements contained in this report, including, without limitation, "Management's Discussion and Analysis of Results of Operations and Financial Condition," constitute forward-looking statements. Such statements are based on management's current views and assumptions and involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations. Among these factors are business conditions and the general economy; competitive factors, such as acceptance of new products and price pressures; risk of nonpayment of accounts receivable; risks associated with foreign operations; risks of latent Y2K defects; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, as described above from time to time in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 5.    Other Information
-------    -----------------

On October 26, 2000, the Company announced that bridge financing arrangements had been completed for the construction of a 28.8 million gallon per day desalination plant in Trinidad.

The plant will be owned by Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), a project company established under the laws of Trinidad and Tobago. The Company has acquired a 40% equity interest in Desalcott, and a local contracting firm, Hafeez Karamath Engineering Services Ltd. ("HKES") holds a 60% equity interest in Desalcott. Desalcott has entered into a loan agreement with a Trinidad bank providing up to U.S. $60 million in construction financing. Desalcott has also received several proposals for long-term debt financing.

The Company, through a local subsidiary, has also entered into an engineering, procurement and construction (EPC) agreement with Desalcott, under which it will be responsible for the desalination process portion of the desalination facility, and will subcontract construction and civil work responsibilities to local contractors.

The Company will include anticipated revenues from this project in its bookings for the fourth quarter of 2000 in accordance with its booking policies. Costs of approximately $6.3 million previously incurred by the Company related to the project will be treated as project charges in the fourth quarter of 2000.

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

(a)    Reports on Form 8-K

       No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2000.

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

                                     IONICS, INCORPORATED


Date:  November 14, 2000             By:  /s/Arthur L. Goldstein
       -----------------                  ----------------------
                                          Arthur L. Goldstein
                                          Chairman and Chief Executive Officer
                                          (duly authorized officer)



Date:  November 14, 2000             By:  /s/Anthony DiPaola
       -----------------                  ------------------
                                          Anthony DiPaola
                                          Vice President and
                                          Corporate Controller
                                          (principal accounting officer)

                                  EXHIBIT INDEX





Exhibit                                        Sequentially Numbered Page
-------                                        --------------------------

27.0     Financial Data Schedule                         16
                                              (for electronic purposes only)