Form 10-K405
period 2000-12-31
IONICS INC
filed 2001-03-27
CIK 52466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                       to:
                                --------------------       -------------------


                         Commission File Number: 1-7211

                              IONICS, INCORPORATED

             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                               04-2068530

(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

65 Grove Street, Watertown, Massachusetts             02472
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 16, 2001 was $397,895,987 (16,024,949 shares at $24.83 per share) (includes shares owned by a trust for the indirect benefit of a non-employee director, and by a trust for the indirect benefit of a spouse of a non-employee director). For purposes of this disclosure, non-affiliates are deemed to be all persons other than members of the Board of Directors of registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 16, 2001, 16,413,366 shares of Common Stock, $1 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Annual Report to stockholders
for the fiscal year ended December 31, 2000, included
as Exhibit 13 to this Form 10-K.                       Part I, Part II, Part IV



Portions of the Proxy Statement for registrant's 2001
Annual Meeting of Stockholders which will be filed
with the commission within 120 days after the close
of registrant's fiscal year.                           Part III

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

The Company's business activities are reported in four business group segments. The current reporting reflects the business group structure, which the Company put into place in the latter part of 1998. The business group structure is based upon defined areas of management responsibility with respect to markets, applications and products. These business group segments are the Equipment Business Group, Ultrapure Water Group, Consumer Water Group, and Instrument
Business  Group.  In 2000,  these segments  accounted for  approximately  43.2%,
27.9%, 22.8% and 6.1%, respectively, of the Company's total revenues. Approximately 42% of the Company's 2000 revenues were derived from foreign sales or operations.

Over fifty years ago, the Company pioneered the development of the ion-exchange membrane and the electrodialysis process. Since that time, the Company has expanded its separations technology base to include a number of membrane and non-membrane-based separations processes which the Company refers to as The Ionics Toolbox(R). These separations processes include electrodialysis reversal
(EDR), reverse osmosis (RO), ultrafiltration (UF), microfiltration (MF), electrodeionization (EDI), electrolysis, ion exchange, carbon adsorption, and thermal processes such as evaporation and crystallization. The Company believes that it is the world's leading manufacturer of ion-exchange membranes and of membrane-based systems for the desalination of water.

The Company was incorporated in Massachusetts in 1948. The Company's principal executive offices are located at 65 Grove Street, Watertown, Massachusetts 02472.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

Equipment Business Group

The Equipment Business Group accounted for approximately 43.2% of revenues in 2000. This segment provides technologies, treatment systems and services for seawater desalination, brackish water desalination, wastewater reuse and recycle, potable water and high purity water. In addition, this segment includes the Company's custom fabrication activities and food and chemical processing activities.

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

The Company sells a wide spectrum of products and systems to serve this market, which utilize technologies including EDR, ion exchange, EDI, RO, UF, ozonation and carbon adsorption. Depending on the customers' needs, the Company provides standardized versions of systems utilizing one or more of the technologies mentioned, or can supply complete turnkey plants that may include standardized models as well as peripheral water treatment equipment, complete engineering services, process and equipment design, project engineering, commissioning, operator training and field service. During 2000, the Company was awarded 20 desalination contracts, including a one million-gallon per day seawater desalting project by the government of the United Arab Emirates and two contracts for brackish water RO plants in the Middle East region.

Wastewater Treatment Equipment

The market for wastewater treatment, recycle and reuse has shown significant growth as world demand for water of specified quality continues to increase and as regulations limiting waste discharges to the environment continue to mount. The wastewater market is increasingly driven by the concept of what Ionics calls "Total Water Management(R)," which involves the recognition that the water streams which enter, leave or become part of a process can be treated for use, recycle or discharge to achieve overall economic efficiencies. Ionics services the wastewater market with proprietary brine concentrators and crystallizers, traditional wastewater treatment equipment, and special EDR membrane-based concentrators for recycle and reuse.

The Company designs, engineers and constructs brine concentrators, evaporators and crystallizers which are used to clean, recover and recycle wastewater, particularly in "zero liquid discharge" industrial uses. Such systems may also incorporate EDR membrane systems as preconcentrators. The Company was awarded seven zero liquid discharge contracts, including a $20 million contract during 2000 to supply and install an integrated water and wastewater treatment system for a "greenfield" 1000 megawatt merchant power plant being built near Bakersfield, California.

Ionics also designs, engineers and constructs customized systems for industrial wastewater customers which may include conventional treatment systems as well as advanced separation technologies such as EDR, RO, UF and MF. Typical industrial customers are power stations, chemical and petrochemical plants, metalworking and automobile factories, textile manufacturers and a variety of other industrial applications. The Company also provides custom and packaged sewage treatment systems for municipalities and advanced membrane systems that treat waste from conventional sewage treatment plants so that the treated wastewater can be recycled and reused for irrigation and process water needs.

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

Construction is underway in Trinidad for what will be the largest seawater desalination plant in the Western Hemisphere and the second largest in the world. The 109,000 cubic meter (28.8 million gallon) per day seawater reverse osmosis (SWRO) desalination plant will provide the Water and Sewerage Authority of Trinidad and Tobago and the industries of the Point Lisas Industrial Estate with a high quality water supply for industrial requirements. This $120 million project is a joint venture between the Company and its local partner, Hafeez Karamath Engineering Services Ltd. The plant is scheduled to start delivering water later this year.

The Company also owns and operates more than 30 desalination plants on a number of Caribbean islands, which provide drinking water to hotels, resorts and governmental entities. Drinking water on these islands is usually supplied pursuant to water supply contracts with terms ranging from five to ten years. On the island of Barbados, a 30,000 cubic meter per day brackish water RO plant started up successfully in the first quarter of 2000, and is providing fresh potable drinking water to about one-fifth of the island's population. Desalinated water is being provided to the Barbados Water Authority on a build, own, operate ("BOO") basis by a joint venture between Ionics and its local partner, Williams Industries. On the island of Anguilla, Ionics signed a contract in 2000 to expand Ionics' existing desalination plant by 50% to 900,000 gallons per day. This project is expected to be completed by the summer of 2001. The Company was a member of one of the three teams prequalified in 2000 to bid on a new 36 million gallon per day seawater desalination BOO project in Ashkelon, Israel.

Chemical Supply

The Company uses its Cloromat(R) electrolytic membrane-based technology to produce sodium hypochlorite and related chlor-alkali chemicals for industrial, commercial and other non-consumer applications. The Company's wholly owned
Australian subsidiary, Elite Chemicals Pty. Ltd. (Elite), utilizes Cloromat systems to produce sodium hypochlorite on-site in Brisbane for the industrial, commercial and janitorial supply of bleach products, and to supply sodium hypochlorite to treat the City of Brisbane's drinking water supply. Elite also distributes bleach products to the Sydney area. The Company also owns sodium hypochlorite generating facilities in Ludlow, MA and Acapulco, Mexico.

Food Processing

Under an agreement with a major U.S. dairy cooperative, the Company oversees whey processing activities at two plants owned by the cooperative, and receives a processing fee based on the production of demineralized whey for its services. Included in the equipment being utilized by the Company at these plants are its Electromat(R) electrodialysis systems.

Custom Fabricated Products

At its Bridgeville, Pennsylvania facility, the Company fabricates specially designed products for industrial and defense-related applications. The Company's experience and expertise in design, welding, machining and assembly to meet exceptionally fine tolerances have been utilized to fabricate products ranging from intricate small parts to large multi-ton assemblies. In 2000, the Company continued work on a contract received in 1999 for the fabrication of storage systems to contain spent nuclear fuel at a decommissioned U.S. nuclear energy plant.

Ultrapure Water Group

The Ultrapure Water Group accounted for approximately 27.9% of the Company's 2000 revenues. This segment provides equipment and services for specialized industrial users of ultrapure water, such as companies in the life sciences, microelectronics and power industries. Ultrapure water is water that has been purified by a series of processes to the degree that remaining impurities are measured in parts per billion or trillion.

Ultrapure Water Equipment

The demand for technologically advanced ultrapure water equipment and systems has increased as the industries, which use ultrapure water, have become more knowledgeable about their quality requirements. Ultrapure water needs are particularly important in the semiconductor, pharmaceutical, petroleum and power generation industries. The semiconductor industry in particular has increasingly demanded higher purity water as the circuits on silicon wafers have become more densely packed.

The Company supplies sophisticated ultrapure water systems, which utilize a combination of ion exchange, EDI, RO and UF technologies. These systems are either trailer-mounted or land-based and vary from standardized modules to large multimillion dollar systems, depending on the customer's requirements. During 2000, the Company was awarded a contract to design, construct and commission a complete ultrapure water system for a new semiconductor facility in Singapore. This plant will treat the Singapore municipal source water to supply the semiconductor manufacturing facility with ultrapure water containing impurities of less than 10 parts per trillion. In China, a project to design and supply an ultrapure water and wastewater treatment plant for a major semiconductor manufacturing facility in Tianjin, which had been on hold, was authorized to proceed.

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

The Company's EDI technology is becoming increasingly utilized in the production of ultrapure water. EDI is a continuous, electrically driven, membrane-based water purification process, which produces ultrapure water without the use of strong chemical regenerants, such as sulfuric acid and caustic soda, which are commonly required. The Company's TMT-II trailers utilize a combination of EDI, RO and UF technologies and represent what the Company believes to be the most advanced technology used in the commercial processing of ultrapure water.

At the end of 2000, Company-owned or operated equipment for the production of ultrapure water and other purified process water under contract with companies in various industries had a total capacity of approximately 25,000 gallons per minute.

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

Consumer Water Group

This business group segment accounted for approximately 22.8% of the Company's 2000 revenues. The Company's consumer water products serve the bottled water, home water purification, and consumer bleach-based product market areas.

Aqua Cool(R) Pure Bottled Water

Ionics entered the bottled water business in 1984. The Company's strategy is to utilize its proprietary desalination and purification technology to produce a brand of drinking water, Aqua Cool(R) Pure Bottled Water, which can be reproduced with uniform consistency and high quality at numerous locations around the world. Distribution operations have been established at eight Company-owned locations throughout England; at 16 Company-owned locations serving a number of metropolitan areas in the eastern, southeastern and central United States; and, through joint ventures, in Bahrain, Kuwait and Saudi Arabia. The Company's business focuses on the sale of Aqua Cool in five-gallon bottles to a variety of commercial and residential customers. The Company has recently expanded its product-line to include office coffee service and other services complementary to bottled water distribution. In 2000, the Company's domestic bottled water business was affected by charges relating to accounts receivable, by increased fuel, labor and other distribution costs, and by a transition to a new computerized billing and accounting system. The Company closed two unprofitable distribution centers, has increased prices, and is focusing on improving the profitability of its domestic bottled water operations.

At the end of 2000, there were a total of 33 Aqua Cool distribution centers in the United States and overseas, supplied with Aqua Cool Pure Bottled Water by ten regional water purification and bottling facilities, supplying a customer base of approximately 165,000. Early in 1999, the Company acquired Aquarelle SA

(now called Aqua Cool France), a French bottled water distributor with five locations in France, with the intent of expanding the Company's bottled water operations into continental Europe.

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

Point-of-Entry Devices

Ionics' point-of-entry water products include ion-exchange water conditioners to "soften" hard water, and chemicals and media for filtration and treatment. The Company sells its products, under the General Ionics and other brand names, through both independent distributorships and wholly owned sales and service dealerships. In 2000, the Company opened a wholly owned sales and service center in Denver, Colorado.

In 1999, the Company commenced operations in Galway, Ireland, to provide bacteriostatic water conditioning systems to the European marketplace. In 2000, the Company further expanded its operations by starting operations in Dublin and three other locations in Ireland and in Portugal.

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

Instrument Business Group

The Company's Instrument Business Group accounted for approximately 6.1% of the Company's 2000 revenues. During 2000, the Ionics Instrument Division, which was located in Watertown, Massachusetts, was moved and consolidated with Ionics Sievers Instruments, located in Boulder, Colorado. This business group also includes Ionics Agar Environmental, located in Herzlia, Israel. The Company has become a leading manufacturer of instruments that measure total organic carbon across the water "spectrum" from ultrapure water to wastewater. The Sievers(R) Model 400 TOC analyzer is the only on-line TOC analyzer designed specifically to comply with new United States Pharmacopoeia (USP) requirements for determining water quality in the pharmaceutical industry. In 1999, Ionics Sievers introduced TOC analyzers sensitive to the parts-per-trillion range, designed specifically for ultrapure water measurement in the semiconductor and power generation industries.

In addition to the Sievers product line, the Company offers a full line of TOC monitors for process water and wastewater applications. The Company's other instrument products, which are used both in the laboratory and on-line, measure and detect, among other things, total carbon, sulfur, nitric oxide, chemical oxygen demand and total oxygen demand. The Company also sells instruments for the measurement of dissolved metals and specific chemical analyzers for ammonia, phosphates, nitrates and chlorine.

With the acquisition of Ionics Agar Environmental in 1999, the Company now also offers a line of instruments for the detection of thin layers of oil on water. The Company's Leakwise(R) oil-on-water detection systems are used by a range of industries from oil refining to power generation.

OTHER INFORMATION CONCERNING THE BUSINESS OF THE COMPANY

Raw Materials and Sources of Supply

All raw materials and parts and supplies essential to the business of the Company can normally be obtained from more than one source. The Company produces the membranes required for its equipment and systems that use the ED, EDR, MF, UF, RO and EDI processes. Membranes used for the RO process are also purchased from outside suppliers and are normally available from multiple sources. During 2000, the Company formed a joint venture with Toray Industries, Inc. and Mitsui & Co. to manufacture and market RO membranes for the desalination of seawater and brackish water using Toray's proprietary RO manufacturing technology. Ionics has a 43% interest in the joint venture company, Toray Membrane America, Inc.

Patents and Trademarks

The Company believes that its products, know-how, servicing network and marketing skills are more significant to its business than trademarks or patent protection of its technology. Nevertheless, the Company has a policy of applying for patents both in the United States and abroad on inventions made in the course of its research and development work for which a commercial use is considered likely. The Company owns numerous United States and foreign patents and trademarks and has issued licenses thereunder, and currently has additional pending patent applications. Of the approximately 77 outstanding U.S. patents held by the Company, a substantial portion involves membranes, membrane technology and related separations processes such as ED and EDR, RO, UF and EDI. The Company does not believe that any of its individual patents or groups of related patents, nor any of its trademarks, is of sufficient importance that its termination or abandonment, or the cancellation of licenses extending rights thereunder, would have a material adverse effect on the Company.

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

Backlog

The Company's backlog of firm orders was $270,622,000 at December 31, 2000 and $241,332,000 at December 31, 1999. For multi-year contracts, the Company includes in reported backlog the revenues associated with the first five years of the contract. For multi-year contracts, which are not otherwise included in backlog, the Company includes in backlog up to one year of revenues. The Company expects to fill approximately 65% of its December 31, 2000 backlog during 2001. The Company does not believe that there are any seasonal aspects to its backlog figures.

Government Contracts

The Company does not believe that any of its sales under U.S. Government contracts or subcontracts during 2000 are subject to renegotiation. The Company has not had adjustments to its negotiated contract prices, nor are any proceedings pending for such adjustments.

Research and Development

The Company is actively engaged in research and development directed toward products for use in water purification, processing and measurement, and separations technology. The Company's research and development expenses were approximately $7,980,000 in 2000, $7,066,000 in 1999, and $6,635,000 in 1998.

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

With respect to the Company's Equipment Business Group, there are a number of companies, including several sizable chemical companies that manufacture membranes, but not equipment. There are numerous smaller companies, primarily fabricators, that build water treatment and desalination equipment, but which generally do not have their own proprietary membrane technology. A limited number of companies manufacture both membranes and equipment. The Company has numerous competitors in its conventional water treatment, instruments and fabricated products business lines.

In 2000, the International Desalination Association released a report providing data regarding the manufacturers of desalination equipment. According to the report, which covered land-based water desalination plants delivered or under construction as of December 31, 1999, with a capacity to produce 100 cubic meters (approximately 25,000 gallons) or more of fresh water daily, the Company ranked first in terms of the cumulative number of such plants sold, having sold more than the next three manufacturers combined. In addition, the Company ranked first in the total capacity of such plants sold.

With respect to the Ultrapure Water Group business segment, the Company competes with suppliers of ultrapure water services on a national and regional basis, and with other manufacturers of membrane-related equipment.

With respect to the Company's Consumer Water Group business segment, there are numerous bottled water companies, which compete with the Company, including several which are much larger than the Company. Most of the Company's competitors in point-of-entry and point-of-use products for the home are small assemblers, serving local or regional markets. However, there are also several large companies competing nationally in these markets.

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

The Company  was  notified in 1992 that it is a  potentially  responsible  party
(PRP) at a Superfund Site, Solvent Recovery Services of New England in Southington, Connecticut (the "SRS Site"). Ionics' share of assessments to date for site work totals approximately $65,000. The United States Environmental Protection Agency ("EPA") has delayed issuing a decision regarding clean-up methods and costs. While it is too soon to predict the scope and cost of the final remedy that the EPA will select, based upon the large number of PRPs identified, the Company's small volumetric ranking (approximately 0.5%) and the identities of the larger PRPs, the Company believes that its liability in this matter will not have a material effect on the Company or its financial position.

By letter dated March 29, 2000, the Company and other PRPs for the SRS Site were notified that they may also have potential liability with respect to the Angelillo Property Superfund Site, also in Southington, Connecticut (the "Angelillo Site"), because hazardous materials were allegedly shipped from the SRS Site to the Angelillo Site. It is too early to determine what liability, if any, the Company may incur arising out of the EPA's claim with respect to the Angelillo Site.

The Company has never had a product liability claim grounded in environmental liability, and believes that the nature of its products and business makes such a claim unlikely.

Employees

The Company and its consolidated subsidiaries employ approximately 2,900 full-time persons. None of the Company's employees are represented by unions or have entered into workplace agreements with the Company, except for the employees of the Company's Australian subsidiary, certain employees of an Aqua Cool distribution center in Pennsylvania, and certain employees of the Company's Spanish subsidiary. The Company considers its relations with its employees to be good.

Foreign Operations

The Company's sales to customers in foreign countries primarily involve desalination systems, ultrapure water systems, water and wastewater treatment systems, Cloromat systems, products and services related to these foregoing systems, instruments and bottled water. The Company seeks to minimize financial risks relating to its international operations. Wherever possible, the Company obtains letters of credit or similar payment assurances denominated in U.S. dollars. If U.S. dollar payments cannot be secured, the Company, where appropriate, enters into foreign currency hedging transactions. The Company also uses foreign sources for equipment parts and may borrow funds in local (foreign) currencies to offset the asset risk of foreign currency devaluation. Net foreign currency transaction (losses)/gains included in income before income taxes and minority interest totaled $(782,000) in 2000, $11,000 in 1999, and $(28,000) in
1998.

The Company engages in certain foreign operations both directly and through the following wholly owned subsidiaries: Aqua Cool France S.A.; Aqua Design, Inc. (including its subsidiaries and affiliates); Elite Chemicals Pty. Ltd.; Favourable Trading Ltd.; Global Water Services, S.A.; Ionics Acapulco S.A.;
Ionics Agar Environmental Ltd.; Ionics Asia-Pacific Pte Ltd.; Ionics (Bermuda) Ltd.; Ionics Constructors Trinidad, Ltd.; Ionics Foreign Sales Corporation Limited; Ionics France S.A.; Ionics (Korea) Inc.; Ionics Iberica, S.A.; Ionics Italba, S.p.A.; Ionics Nederland B.V.; Ionics Taiwan, Inc.; Ionics (U.K.) Limited; Ionics Watertec Pty. Ltd.; Resources Conservation Co. International; and Separatech Ltd. In 1997, the Company acquired, through its Spanish subsidiary, a 55% ownership interest in Ionics Enersave Engineering Sdn Bhd, a Malaysian corporation with subsidiary operations in China.

The Company also engages in various foreign operations through investments in affiliated companies and joint venture relationships. The activities include the production, sale and distribution of bottled water through a 40% owned affiliate in Bahrain, a 40% owned affiliate in Saudi Arabia, and a 49% owned affiliate in Kuwait.

In addition, the Company has a 26% ownership interest in Watlington Waterworks, Limited in Bermuda. Watlington collects, treats and distributes water throughout Bermuda for both potable and non-potable uses. The Company also has a 50% ownership interest in Yuasa-Ionics Co., Ltd., Tokyo, Japan, which among its activities serves as a distributor of certain of the Company's products in Japan; and, through Ionics Iberica, S.A., a 20% interest in Grupo Empresarial de Mejoramiento Ambiental, S. de R. L. de C. V., which provides water treatment services in Mexico. Through its Italian subsidiary, the Company has a 75% ownership interest (increased from 50% at the beginning of 2000) in Agrinord S.r.l., an Italian company engaged in waste treatment operations. In 1999, the Company acquired a controlling interest in Ionics Freshwater Ltd., a Barbados corporation which owns and operates a major brackish water desalination facility in Barbados. In 2000, the Company formed a joint venture with Toray Industries, Inc. and Mitsui & Co. (U.S.A.), Inc. to manufacture and market RO membranes. The Company has a 43% ownership in the joint venture company, Toray Membrane America, Inc. The Company also holds a 40% interest in Desalination Company of Trinidad and Tobago Ltd., which is constructing and will own and operate a major seawater desalination facility in Trinidad.

Further geographical and financial information concerning the Company's foreign operations appears in Notes 1, 5, 9, 14, 15 and 16 to the Company's Consolidated Financial Statements included as part of the Company's 2000 Annual Report to Stockholders, which Notes are included in Exhibit 13 and are incorporated herein by reference.

FINANCIAL INFORMATION ABOUT GEOGRAPHICAL AREAS

The information contained in Note 16 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000 is included in Exhibit 13 and is incorporated herein by reference.

ITEM 2.    PROPERTIES

The Company's executive offices are located in Watertown, Massachusetts. Manufacturing and other operations are carried out in a number of locations. The following table provides certain information as to the Company's principal general offices and manufacturing facilities:

                        Business Segment          Property   Approximate Square
Location                Utilizing the Location    Interest   Feet of Floor Space
--------                ----------------------    --------   -------------------

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

Elkton, MD            Consumer Water Group         Owned       234,000

Ludlow, MA            Consumer Water Group         Owned       129,000

San Jose, CA          Ultrapure Water Group        Owned        66,000

Boulder, CO           Instrument Business Group    Leased       74,000

Sydney, Australia     Equipment Business Group     Owned       140,000

Brisbane, Australia   Equipment Business Group     Owned        38,000

Brisbane, Australia   Ultrapure Water Group        Leased       62,000

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

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in the normal course of its business in various litigation matters, some of which are in the pre-trial discovery stages. The Company believes generally that it has meritorious defenses and that none of the pending matters will have an outcome material to the financial condition or business of the Company.

The Company  was  notified in 1992 that it is a  potentially  responsible  party
(PRP) at a Superfund Site, Solvent Recovery Services of New England in Southington, Connecticut (the "SRS Site"). Ionics' share of assessments to date for site work totals approximately $65,000. The United States Environmental Protection Agency ("EPA") has delayed issuing a decision regarding clean-up methods and costs. While it is too soon to predict the scope and cost of the final remedy that the EPA will select, based upon the large number of PRPs identified, the Company's small volumetric ranking (approximately 0.5%) and the identities of the larger PRPs, the Company believes that its liability in this matter will not have a material effect on the Company or its financial position.

By letter dated March 29, 2000, the Company and other PRPs for the SRS Site were notified that they may also have potential liability with respect to the Angelillo Property Superfund Site, also in Southington, Connecticut (the "Angelillo Site"), because hazardous materials were allegedly shipped from the SRS Site to the Angelillo Site. It is too early to determine what liability, if any, the Company may incur arising out of the EPA's claim with respect to the Angelillo Site.

On March 27, 1998, the Company was served with a summons and complaint in connection with a lawsuit now captioned United States Filter Corporation, U.S. Filter/Ionpure, Inc., IP Holding Company, Millipore Corporation and Millipore Investment Holdings Limited v. Ionics, Incorporated, filed in the U.S. District Court, District of Massachusetts (Boston). Plaintiffs allege that the Company is infringing a certain reissue patent, which issued on March 10, 1998, by making, selling, offering to sell and using the Company's electrodeionization (EDI) systems within the United States. On June 10, 1999, the Company was served by the plaintiffs in the pending suit with a second summons and complaint alleging infringement of six EDI-related patents issued earlier than the reissue patent which is the subject of the first lawsuit. The Company has been vigorously defending plaintiffs' infringement claims in these lawsuits, and believes that it has valid defenses to such claims. Trial has been scheduled in the first case, and the second case is still in the discovery stages.

On October 14, 2000, the Company was served with a summons and complaint in connection with a lawsuit captioned United States Filter Corporation and U.S. Filter/Ionpure, Inc. v. Ionics, Incorporated, filed in the U.S. District Court, District of Massachusetts (Boston). Plaintiffs allege infringement of a U.S. patent involving a certain aspect of reverse osmosis technology. This case is in the pre-discovery stage.

The Company is engaged in settlement discussions with United States Filter Corporation with respect to all pending patent infringement litigation matters, although there is no assurance that settlement will be achieved. The Company established a reserve in the fourth quarter of 2000 that it believes will be sufficient to cover future charges in connection with the resolution of the litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           ---------------------------------------------------------------------

The Company's common stock is traded on the New York Stock Exchange under the symbol ION. As of March 16, 2001, there were approximately 1,200 shareholders of record. No cash dividends were paid in either 2000 or 1999 pursuant to the Company's current policy to retain earnings for use in its business. Also, the Company's principal domestic credit facility does not permit the payment by the Company of cash dividends to its shareholders.

During the period January 1, 1999 to December 31, 2000, the range of high and low sales prices of the common stock for each quarterly period was as follows:

                             2000                             1999
                 -----------------------------     ---------------------------
                      High            Low               High          Low
                 -------------- --------------     ------------- -------------
  First Quarter     $37 11/16      $24 1/2            $35 3/4       $24 7/8
  Second Quarter     30 5/8         20 5/8             36 11/16      29 3/8
  Third Quarter      34 1/16        20 13/16           36 15/16      27 1/4
  Fourth Quarter     29 7/16        18 3/16            33 1/4        25 1/2


ITEM 6.    SELECTED FINANCIAL DATA

The information required by this Item 6, captioned "Selected Financial Data - Statement of Operations Data" and "Selected Financial Data - Balance Sheet Data" and contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000, is included on page 29 of Exhibit 13 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           -----------------------------------------------------------------

The information required by this Item 7, contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000, is included on pages 2 through 6 of Exhibit 13 and is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative Instruments

The Company had no foreign exchange contracts outstanding at December 31, 2000. The Company has no other derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 119. The Company holds no investment securities that would require disclosure of market risk.

Market Risk

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is not material due to the short-term nature of these investments. At December 31, 2000, the Company had $75.0 million of short-term debt and $10.9 million of long-term debt outstanding. The major portion of this debt has variable interest rates and, therefore, interest rate risk. However, a hypothetical increase of 10% in these interest rates for a one-year period would result in additional interest expense after taxes that would not be material in the aggregate. The Company's net foreign currency exchange loss was $0.8 million in 2000 compared to a gain of $11,000 in 1999. The Company's exposure to foreign currency exchange rate fluctuations is moderated by the fact that the operations of its international subsidiaries are primarily conducted in their respective local currencies. Also, in certain situations, the Company will consider entering into forward exchange contracts to mitigate the impact of foreign currency exchange fluctuations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000 are included on pages 6-28 of Exhibit 13. Selected quarterly financial data contained in the Company's Annual Report for the year ended December 31, 2000 under "Selected Financial Data - Selected Quarterly Financial Data (unaudited)" is included on page 29 of
Exhibit 13. These materials are incorporated herein by reference. The Schedule required under Regulation S-X is filed under "Financial Statement Schedules" pursuant to Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
           ---------------------------------------------------------------

This item is not applicable to the Company.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 with respect to directors is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 2, 2001, which will be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year.

The information regarding executive officers is as follows:

                        Age as of               Positions
Name                    March 1, 2001           Presently Held

Arthur L. Goldstein*       65         President, Chief Executive Officer
                                      and Director since 1971; Chairman
                                      of the Board since 1990

William E. Katz            76         Executive Vice President since 1983;
                                      Director since 1961

Edward J. Cichon           46         Vice President, Equipment Business Group
                                      since July 1998

Alan M. Crosby             48         Vice President, Consumer Products Group
                                      since March 2000

Anthony Di Paola           34         Vice President and Corporate Controller
                                      since May 2000

Gary W. Groom              50         Vice President, Project Finance and
                                      Treasurer since December 2000

Stephen Korn               55         Vice President, General Counsel and Clerk
                                      since 1989

Daniel M. Kuzmak           48         Vice President, Finance and Chief
                                      Financial Officer since January 11, 2001

William J. McMahon         45         Vice President, Ultrapure Water Group
                                      since November 2000

Theodore G. Papastavros    67         Vice President since 1975; Vice President,
                                      Strategic Planning since 1990

Michael W. Routh           53         Vice President, Instrument Business Group
                                      since April 2000

------------------
* Member of Executive Committee

There are no family relationships between any of the officers or directors. Executive officers of the Company are appointed each year at the meeting of directors held on the date of the annual meeting of shareholders. There are no arrangements or understandings pursuant to which any executive officer was selected.

Except for Messrs. Cichon, Di Paola, Groom, Kuzmak, McMahon and Routh, all of the above executive officers have been employed by the Company in various capacities for more than five years.

                                     III-1

Prior to joining the Company in July, 1998, Mr. Cichon served as a Senior Vice President of Metcalf & Eddy, Inc., a water and wastewater engineering and services firm, where he was employed for 18 years.

Mr. Di Paola served in various finance and accounting positions with Thyssen-Dover Elevator Company North America from 1997 until he joined the Company, including as Corporate Controller from 1998 to 2000. Prior to 1997, he served as Assistant Controller for Vector Health Systems, Incorporated.

Mr. Groom was employed by Raytheon Engineers & Constructors from 1994 until he joined the Company in December 2000. He held the position of Vice President, Project Finance and Development from 1994 to 1998.

Mr. Kuzmak joined the Company after 15 years with ABB and its U.S. subsidiary, including serving as Chief Financial Officer of ABB Inc. (US) from 1998 to 2000, and Vice President, Finance of ABB Nuclear Operations and ABB Nuclear Business from 1995 to 1998.

Mr. McMahon served as President and Chief Executive Officer of Stone & Webster/Sonat Energy Resources LLC from 1998 until he joined the Company; President of Stone & Webster Energy Services from 1997 to 1998; and General Manager/Environmental Systems of DB Riley Consolidated, Inc. from 1995 to 1997.

Mr. Routh served as President of the Baird Division of Thermo Instrument Systems, Inc. from 1995 to 1997, and General Manager of the Spectroscopy Division of BioRad Laboratories, Inc., from 1998 to March, 2000.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 2, 2001, which will be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 2, 2001, which will be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 2, 2001, which will be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year.

                                     III-2

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

(a)  1.  Financial Statements

         See Index to Financial Statements and Financial Schedules on page IV-7. The Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

2.       Financial Statement Schedules

         See Index to Financial Statements and Financial Statement Schedules on page IV-7.

3.       Exhibits

         Exhibit No.Description


         3.0        Articles of Organization and By-Laws


                    3.1    Restated Articles of Organization  filed          *
                           April 16,  1986  (filed  as Exhibit 3.1
                           to the  Company's  Annual Report on Form
                           10-K for the  year  ended  December  31,
                           1997).


                    3.1(a) Amendment   to   Restated   Articles  of          *
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

                    3.1(c) Amendment   to   Restated   Articles  of          *
                           Organization  filed May 8,  1992 (filed
                           as   Exhibit   3.1  to   the   Company's
                           Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1996.


                    3.1(d) Amendment   to   Restated   Articles  of          *
                           Organization  filed May 8,  1998 (filed
                           as   Exhibit   3.1  to   the   Company's
                           Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1998).


                    3.2  By-Laws,  as  amended  through  May 2,  2000        *
                         (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000).

         4.0 Instruments defining the rights of security holders, including indentures

                    4.1  Renewed Rights  Agreement,  dated as of August      *
                         19, 1997 between Registrant and BankBoston N.A. (filed as Exhibit 1 to the Company's Current
                         Report on Form 8-K dated August 27, 1997).

                    4.2  Form of Common Stock Certificate (filed as          *
                         Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         10.0      Material Contracts

                   10.1   1979  Stock  Option  Plan,  as amended             *
                          through  February 22, 1996  (filed as
                          Exhibit 10.1 to the  Company's  Annual
                          Report on Form 10-K for the year ended
                          December 31, 1995).

                   10.2   1986    Stock    Option    Plan    for             *
                          Non-Employee  Directors,  as amended
                          through  February  19,  1997 (filed as
                          Exhibit 10.2 to the  Company's  Annual
                          Report on Form 10-K for the year ended
                          December 31, 1996).

                   10.3   Second  Amended  and  Restated  Credit             *
                          Agreement dated as of July 28, 2000,
                          among the Company, Fleet National Bank
                          and  Fleet   National  Bank  as  agent
                          (filed   as   Exhibit   10.1   to  the
                          Company's  Quarterly  Report  on  Form
                          10-Q for the  quarterly  period  ended
                          June 30, 2000.)

                  10.3(1) Amended Agreement No. 1 to Second Amended
                          and Restated Credit Agreement among the
                          Company, Fleet National Bank and Fleet
                          National Bank as Agent dated March 1, 2001.

                  10.3(2) Security  Agreement  dated as of March
                          1,  2001  by and  among  the  Company,
                          certain of its domestic  subsidiaries,
                          and Fleet National Bank as agent.

                  10.3(3) Escrow  Agreement dated as of March 1,
                          2001  by  and   among   the   Company,
                          Hutchins, Wheeler & Dittmar, and Fleet
                          National Bank as agent.

                  10.3(4) Seventh Amended and Restated Revolving Credit
                          Note dated March 1, 2001.

                  10.4    Operating   Agreement   dated   as  of            *
                          September   27,  1989  between  the
                          Company  and  Aqua  Cool  Enterprises,
                          Inc.  (filed  as  Exhibit  10.4 to the
                          Company's  Annual  Report on Form 10-K
                          for the year ended December 31, 1997).

                  10.5    Term Lease Master  Agreement  dated as            *
                          of  September  27,  1989  between the
                          Company  and  Aqua  Cool  Enterprises,
                          Inc.  (filed  as  Exhibit  10.5 to the
                          Company's  Annual  Report on Form 10-K
                          for the year ended December 31, 1997).

                  10.6    Option Agreement dated as of September 27,        *
                          1989 among the Company, Aqua Cool Enterprises,
                          Inc. and the other parties named therein
                          (filed as Exhibit to the Company's registration statement on Form S-2, No. 33-38290, effective January 24, 1991).

                  10.7    1994 Restricted Stock Plan (filed as Exhibit      *
                          10.12 to the Company's Annual Report on Form
                          10-K dated March 30, 1995).

                  10.8   1997 Stock Incentive Plan (filed as Exhibit        *
                         10.12 to the Company's Annual Report on Form
                         10-K dated December 31, 1996).

                  10.9   Ionics,    Incorporated   Supplemental             *
                         Executive  Retirement Plan  effective
                         as  of  January  1,  1996   (filed  as
                         Exhibit 10.9 to the  Company's  Annual
                         Report on Form 10-K dated December 31,
                         1997).

                  10.10  Form of Employee  Retention  Agreement             *
                         dated  February 24, 1998 between the
                         Company  and  certain  officers of the
                         Company and its subsidiaries (filed as
                         Exhibit 10.10 to the Company's  Annual
                         Report on Form 10-K dated December 31,
                         1997).

                  10.11  1998  Non-Employee  Directors Fee Plan             *
                         (filed  as  Exhibit   10.1  to    the
                         Company's  Quarterly  Report  on  Form
                         10-Q for the  quarterly  period ending
                         September 30, 1998).

                  10.12  Shareholders'  Agreement  dated  as of             *
                         May  12,  2000,  by  and  among  the
                         Company,  Hafeez Karamath  Engineering
                         Services  Limited,   and  Desalination
                         Company of Trinidad  and Tobago  Ltd.,
                         as amended on June 16,  2000 (filed as
                         Exhibit   10.2   to   the    Company's
                         Quarterly  Report on Form 10-Q for the
                         quarterly period ended June 30, 2000.)

                  10.13  Loan Agreement dated as of October 25,
                         2000  between  the  Company and Hafeez
                         Karamath Engineering Services Limited.

         13.0 Annual Report to Stockholders for the year ended December 31, 2000 (furnished for the information of the Commission and not to be deemed "filed" as part of this Report except to the extent that portions thereof are expressly incorporated herein by reference).

         21.0     Subsidiaries of the Registrant.

         23.0     Consents

                  23.1 Consent of PricewaterhouseCoopers LLP to incorporation by reference of that firm's report dated March 19, 2001, which is contained in the Registrant's Annual Report to Stockholders for the year ended December 31, 2000, and is included on page 6 of Exhibit 13 to this Form 10-K.

         24.0     Power of Attorney.

         --------------------------
         *    incorporated herein by reference



(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal 2000.

         Undertaking

         For purposes of complying with the amendments to the rules governing Form S-8 effective July 13, 1990 under the Securities Act of 1933, the undersigned hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's registration statements on Form S-8 Nos. 33-14194, 33-5814, 33-2092, 2-72936, 2-82780, 2-64255,
         33-41598,  33-54293,  33-59051,  333-05225,   333-29135,  33-54400  and
         333-39684.

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

                                    Date: March 27, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2001         By: /s/Arthur L. Goldstein
                                 ----------------------
                                  Arthur L. Goldstein,
                                  Chairman of the Board,
                                  President and Chief Executive Officer
                                  (principal executive officer) and Director


Date: March 27, 2001          By: /s/Daniel M. Kuzmak
                                  -------------------
                                   Daniel M. Kuzmak
                                   Vice President, Finance
                                   and Chief Financial Officer
                                   (principal financial officer)

Date: March 27, 2001          By: /s/Anthony Di Paola
                                  -------------------
                                  Anthony Di Paola
                                  Vice President and Corporate Controller
                                  (principal accounting officer)

Date:  March 27, 2001           By:   /s/Douglas R. Brown
                                     --------------------------
                                     Douglas R. Brown, Director


Date:  March 27, 2001           By:  /s/Stephen L. Brown
                                     --------------------------
                                     Stephen L. Brown, Director


Date:  March 27, 2001           By:   /s/William L. Brown
                                     ---------------------------
                                     William L. Brown, Director


Date:  March 27, 2001           By:   /s/Arnaud de Vitry d'Avaucourt
                                      ------------------------------------
                                     Arnaud de Vitry d'Avaucourt, Director

Date:  March 27, 2001           By:   /s/Kathleen F. Feldstein
                                     -------------------------------
                                     Kathleen F. Feldstein, Director


Date:  March 27, 2001           By:   /s/William E. Katz
                                     -------------------------
                                     William E. Katz, Director


Date:  March 27, 2001           By:   /s/William K. Reilly
                                     ---------------------------
                                     William K. Reilly, Director



                                By:  --------------------------
                                     John J. Shields, Director


Date:  March 27, 2001           By:   /s/Carl S. Sloane
                                     ------------------------
                                     Carl S. Sloane, Director


Date:  March 27, 2001           By:   /s/Daniel I. C. Wang
                                     ---------------------------
                                     Daniel I. C. Wang, Director


Date:  March 27, 2001           By:   /s/Mark S. Wrighton
                                     --------------------------
                                     Mark S. Wrighton, Director


Date:  March 27, 2001           By:   /s/Allen S. Wyett
                                     ------------------------
                                     Allen S. Wyett, Director

                              IONICS, INCORPORATED

                          INDEX TO FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULES


                                                                PAGES

Report of Independent Accountants                                6*

Financial Statements:

       Consolidated Statements of Operations for the
       Years Ended December 31, 2000, 1999 and 1998              8*

       Consolidated Balance Sheets as of
       December 31, 2000 and 1999                                9*

       Consolidated Statements of Cash Flows for the
       Years Ended December 31, 2000, 1999 and 1998             10*

       Consolidated Statements of Stockholders' Equity for
       the Years Ended December 31, 2000, 1999 and 1998         11*

       Notes to Consolidated Financial Statements            12-28*


Supporting Financial Statement Schedules for the years ended December 31, 2000, 1999 and 1998:

       Schedule II - Valuation and Qualifying Accounts        IV-8


Report of Independent Accountants on Financial
Statement Schedule                                            IV-9


------------------

All other schedules are omitted because the amounts are immaterial, the schedules are not applicable, or the required information is shown in the financial statements or the notes thereto.

*Page references are to the portions of the Company's Annual Report for the year ended December 31, 2000 that are contained in Exhibit 13 to this Annual Report on Form 10-K, which pages are incorporated in this Report by reference.



                              IONICS, INCORPORATED

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            Additions         Additions
                           Balance at       Charged to        Due to
                           End of           Costs and         Acquired                           Balance at
                           Prior Year       Expenses          Businesses        Deductions(A)    End of Year
                           ----------       --------          ----------        ----------       -----------
Allowance for doubtful accounts
and uncollectible notes receivable:

Years ended:


December 31, 2000         $3,620,000        $4,605,000       $599,000          $3,574,000        $5,250,000
                          ==========        ==========       ========          ==========        ==========

December 31, 1999         $2,891,000        $2,643,000       $  6,000          $1,920,000        $3,620,000
                          ==========        ==========       ========          ==========        ==========

December 31, 1998         $2,289,000        $1,319,000       $      0          $  717,000        $2,891,000
                          ==========        ==========       =========         ==========        ==========


(A) Deductions result primarily from the write-off of accounts.

                      Report of Independent Accountants on
                          Financial Statement Schedules



To the Board of Directors of Ionics, Incorporated:

Our audits of the consolidated financial statements referred to in our report dated March 19, 2001, which appears in Exhibit 13 to this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
March 19, 2001

                                  EXHIBIT INDEX

Exhibit No.  Description                              Sequentially Numbered Page
-----------  -----------                              --------------------------
3.0          Articles of Organization and By-Laws


                    3.1    Restated Articles of Organization  filed          *
                           April 16,  1986  (filed  as Exhibit 3.1
                           to the  Company's  Annual Report on Form
                           10-K for the  year  ended  December  31,
                           1997).


                    3.1(a) Amendment   to   Restated   Articles  of          *
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

                    3.1(c) Amendment   to   Restated   Articles  of          *
                           Organization  filed May 8,  1992 (filed
                           as   Exhibit   3.1  to   the   Company's
                           Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1996.


                    3.1(d) Amendment   to   Restated   Articles  of          *
                           Organization  filed May 8,  1998 (filed
                           as   Exhibit   3.1  to   the   Company's
                           Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1998).


                    3.2  By-Laws,  as  amended  through  May 2,  2000        *
                         (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000).

         4.0 Instruments defining the rights of security holders, including indentures

                    4.1  Renewed Rights  Agreement,  dated as of August      *
                         19, 1997 between Registrant and BankBoston N.A. (filed as Exhibit 1 to the Company's Current
                         Report on Form 8-K dated August 27, 1997).

                    4.2  Form of Common Stock Certificate (filed as          *
                         Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         10.0      Material Contracts

                   10.1   1979  Stock  Option  Plan,  as amended             *
                          through  February 22, 1996  (filed as
                          Exhibit 10.1 to the  Company's  Annual
                          Report on Form 10-K for the year ended
                          December 31, 1995).

                   10.2   1986    Stock    Option    Plan    for             *
                          Non-Employee  Directors,  as amended
                          through  February  19,  1997 (filed as
                          Exhibit 10.2 to the  Company's  Annual
                          Report on Form 10-K for the year ended
                          December 31, 1996).

                   10.3   Second  Amended  and  Restated  Credit             *
                          Agreement dated as of July 28, 2000,
                          among the Company, Fleet National Bank
                          and  Fleet   National  Bank  as  agent
                          (filed   as   Exhibit   10.1   to  the
                          Company's  Quarterly  Report  on  Form
                          10-Q for the  quarterly  period  ended
                          June 30, 2000.)

                  10.3(1) Amended Agreement No. 1 to Second Amended
                          and Restated Credit Agreement among the
                          Company, Fleet National Bank and Fleet
                          National Bank as Agent dated March 1, 2001.

                  10.3(2) Security  Agreement  dated as of March
                          1,  2001  by and  among  the  Company,
                          certain of its domestic  subsidiaries,
                          and Fleet National Bank as agent.

                  10.3(3) Escrow  Agreement dated as of March 1,
                          2001  by  and   among   the   Company,
                          Hutchins, Wheeler & Dittmar, and Fleet
                          National Bank as agent.

                  10.3(4) Seventh Amended and Restated Revolving Credit
                          Note dated March 1, 2001.

                  10.4    Operating   Agreement   dated   as  of            *
                          September   27,  1989  between  the
                          Company  and  Aqua  Cool  Enterprises,
                          Inc.  (filed  as  Exhibit  10.4 to the
                          Company's  Annual  Report on Form 10-K
                          for the year ended December 31, 1997).

                  10.5    Term Lease Master  Agreement  dated as            *
                          of  September  27,  1989  between the
                          Company  and  Aqua  Cool  Enterprises,
                          Inc.  (filed  as  Exhibit  10.5 to the
                          Company's  Annual  Report on Form 10-K
                          for the year ended December 31, 1997).

                  10.6    Option Agreement dated as of September 27,        *
                          1989 among the Company, Aqua Cool Enterprises,
                          Inc. and the other parties named therein
                          (filed as Exhibit to the Company's registration statement on Form S-2, No. 33-38290, effective January 24, 1991).

                  10.7    1994 Restricted Stock Plan (filed as Exhibit      *
                          10.12 to the Company's Annual Report on Form
                          10-K dated March 30, 1995).

                  10.8   1997 Stock Incentive Plan (filed as Exhibit        *
                         10.12 to the Company's Annual Report on Form
                         10-K dated December 31, 1996).

                  10.9   Ionics,    Incorporated   Supplemental             *
                         Executive  Retirement Plan  effective
                         as  of  January  1,  1996   (filed  as
                         Exhibit 10.9 to the  Company's  Annual
                         Report on Form 10-K dated December 31,
                         1997).

                  10.10  Form of Employee  Retention  Agreement             *
                         dated  February 24, 1998 between the
                         Company  and  certain  officers of the
                         Company and its subsidiaries (filed as
                         Exhibit 10.10 to the Company's  Annual
                         Report on Form 10-K dated December 31,
                         1997).

                  10.11  1998  Non-Employee  Directors Fee Plan             *
                         (filed  as  Exhibit   10.1  to    the
                         Company's  Quarterly  Report  on  Form
                         10-Q for the  quarterly  period ending
                         September 30, 1998).

                  10.12  Shareholders'  Agreement  dated  as of             *
                         May  12,  2000,  by  and  among  the
                         Company,  Hafeez Karamath  Engineering
                         Services  Limited,   and  Desalination
                         Company of Trinidad  and Tobago  Ltd.,
                         as amended on June 16,  2000 (filed as
                         Exhibit   10.2   to   the    Company's
                         Quarterly  Report on Form 10-Q for the
                         quarterly period ended June 30, 2000.)

                  10.13  Loan Agreement dated as of October 25,
                         2000  between  the  Company and Hafeez
                         Karamath Engineering Services Limited.

         13.0 Annual Report to Stockholders for the year ended December 31, 2000 (furnished for the information of the Commission and not to be deemed "filed" as part of this Report except to the extent that portions thereof are expressly incorporated herein by reference).

         21.0     Subsidiaries of the Registrant.

         23.0     Consents

                  23.1 Consent of PricewaterhouseCoopers LLP to incorporation by reference of that firm's report dated March 19, 2001, which is contained in the Registrant's Annual Report to Stockholders for the year ended December 31, 2000, and is included on page 6 of Exhibit 13 to this Form 10-K.

         24.0     Power of Attorney.

         --------------------------
         *    incorporated herein by reference

                                 Exhibit 10.3(1)

                            AMENDMENT AGREEMENT NO. 1

                                       TO

                  SECOND AMENDED AND RESTATED CREDIT AGREEMENT

         This AMENDMENT AGREEMENT NO. 1 (this "Amendment"), is made as of March 1, 2001, by and among IONICS, INCORPORATED (the "Borrower"), a Massachusetts corporation having its principal place of business at 65 Grove Street, Watertown, Massachusetts 02472, FLEET NATIONAL BANK (referred to herein as "FNB"), with offices at 100 Federal Street, Boston, Massachusetts 02110, and the other banking institutions listed on Schedule 1 to the Credit Agreement (as hereinafter defined) (FNB and such other banking institutions being collectively referred to herein as the "Banks" and each a "Bank") and FNB as agent for the Banks (the "Agent").

         WHEREAS, the Borrower, the Banks and the Agent are parties to that certain Second Amended and Restated Credit Agreement, dated as of July 28, 2000 (as amended and in effect from time to time, the "Credit Agreement"), pursuant to which the Banks, upon certain terms and conditions, have made loans to the Borrower; and

         WHEREAS, the Agent and the Borrower are parties to a certain fee letter agreement, dated July 28, 2000 (the "Fee Letter"), pursuant to which certain fees have and are to be paid by the Borrower to the Agent;

         WHEREAS, the Borrower has requested and the Banks and the Agent have agreed, on the terms and subject to the conditions set forth herein, to amend the Credit Agreement and the Fee Letter;

         NOW, THEREFORE, the parties hereto hereby agree as follows:

     ss.1. Defined Terms. Capitalized terms which are used herein without definition and which are defined in the Credit Agreement shall have the same meanings herein as in the Credit Agreement.

     ss.2. Amendment of Credit Agreement. The Credit Agreement is hereby amended as follows:

                  (a) Section 1.1 of the Credit Agreement is amended by deleting the table and the text following the table contained in the definition of Applicable Margin and restating it in its entirety as follows:




 ---------- -------------------------------- -------------- -------------- ------------ -------------------
                                                                            Letter
                                                 Prime          LIBOR          of
                                                 Rate           Rate         Credit         Commitment
   Level            Leverage Ratio               Loans          Loans          Fee           Fee Rate
 ---------- -------------------------------- -------------- -------------- ------------ -------------------
 ---------- -------------------------------- -------------- -------------- ------------ -------------------
     I         Greater than or equal to          0.25%          2.25%        2.25.%           0.375%
                       3.00:1.00

 ---------- -------------------------------- -------------- -------------- ------------ -------------------
 ---------- -------------------------------- -------------- -------------- ------------ -------------------
    II          Less than 3.00:1.00 but          0.25%          2.00%         2.00%           0.375%
               greater than or equal to
                       2.50:1.00

 ---------- -------------------------------- -------------- -------------- ------------ -------------------
 ---------- -------------------------------- -------------- -------------- ------------ -------------------
    III         Less than 2.50:1.00 but          0.25%          1.75%         1.75%           0.375%
               greater than or equal to
                       2.00:1.00

 ---------- -------------------------------- -------------- -------------- ------------ -------------------
 ---------- -------------------------------- -------------- -------------- ------------ -------------------
    IV          Less than 2.00:1.00 but          0.25%          1.50%         1.50%           0.250%
               greater than or equal to
                       1.50:1.00

 ---------- -------------------------------- -------------- -------------- ------------ -------------------
 ---------- -------------------------------- -------------- -------------- ------------ -------------------
     V          Less than 1.50:1.00 but          0.25%          1.25%         1.25%           0.250%
               greater than or equal to
                       1.00:1.00

 ---------- -------------------------------- -------------- -------------- ------------ -------------------
 ---------- -------------------------------- -------------- -------------- ------------ -------------------
    VI            Less than 1.00:1.00            0.25%          1.00%         1.00%           0.150%
 ---------- -------------------------------- -------------- -------------- ------------ -------------------


                  Notwithstanding the foregoing, (a) until the delivery by the Borrower to the Agent of the Compliance Certificate pursuant to ss.8.4(c) for the period ending December 31, 2000, the Applicable Margin shall be the Applicable Margin set forth above in Level I, and (b) if the Borrower fails to deliver any Compliance Certificate pursuant to ss.8.4(c) hereof then, for the period commencing on the next Adjustment Date to occur subsequent to such failure through the date immediately following the date on which such Compliance Certificate is delivered, the Applicable Margin shall be the highest Applicable Margin set forth above.

          (b) Section 1.1 of the Credit Agreement is further amended by adding the following new - definitions in the appropriate alphabetical order:


                  EBIT: With respect to any fiscal period, an amount equal to the sum of (a) Consolidated Net Income (or Deficit) of the Borrower and its Subsidiaries for such fiscal period, plus (b) in each case to the extent deducted in the calculation of such Person's Consolidated Net Income and without duplication, (i) income tax expense for such period, plus (ii) Consolidated Total Interest Expense paid or accrued during such period, minus, (c) to the extent added in computing Consolidated Net Income, and without duplication, all noncash gains (including income tax benefits) for such period, all as determined in accordance with generally accepted accounting principles.

                  Escrow Agent: Hutchins, Wheeler & Dittmar, A Professional Corporation.

                  Escrow Agreement. The Escrow Agreement, dated as of March 1, 2001, among the Agent, the Borrower and the Escrow Agent.

                  Security Agreement: The Security Agreement, dated as of March 1, 2001, among the Borrower, its domestic Subsidiaries (except Inactive Subsidiaries) and the Agent, in form and substance satisfactory to the Agent.

                  Security Documents: The Security Agreement, UCC-1 financing statements and other security documents among the Borrower, its domestic Subsidiaries (other than the Inactive Subsidiaries) and the Agent entered into after the Closing Date, pursuant to which the Borrower and its domestic Subsidiaries (other than the Inactive Subsidiaries) shall have granted to the Agent for the benefit of the Banks and the Agent a perfected first priority security interest in and lien on all of their assets other than real property, motor vehicles, boats and other property subject to a certificate of title or other registration statute of the United States, any state or jurisdiction and the stock of any of the Borrower's Subsidiaries.

                  Triggering Event:  The occurrence of an Event of Default.


                    (c) Section 2.3 of the Credit Agreement is amended by deleting the date "March 31, 2001" and substituting the date "May 15, 2001" therefor.

                    (d) Section 6 of the Credit Agreement is amended by deleting suchss.6 and restating it in - its entirety as follows:

                  6.       COLLATERAL SECURITY AND GUARANTIES.

                  6.1 Security of Borrower and its Subsidiaries. On or prior to March 1, 2001, the Borrower and each of its domestic Subsidiaries (other than the Inactive Subsidiaries) shall have executed and delivered into escrow pursuant to the Escrow Agreement the Security Agreement, a UCC-1 financing statement for each jurisdiction in which the Borrower and its domestic Subsidiaries (other than the Inactive Subsidiaries) maintains Collateral (as hereinafter defined) and such other Security Documents as the Agent may reasonably request. Upon the occurrence of a Triggering Event, the Security Documents shall be delivered by the Escrow Agent to the Agent pursuant to the Escrow Agreement and all filings and other actions necessary to perfect the security interest granted by the Borrower and such domestic Subsidiaries to the Agent pursuant to the Security Documents shall be made or taken, whereupon the Obligations shall be secured by a perfected first priority security interest (subject only to Permitted Liens entitled to priority under applicable law) in all of the Borrower's and such domestic Subsidiaries' assets (other than real property, motor vehicles, boats, and other property subject to a certificate of title or other registration statute of the United States, any state or jurisdiction and the stock of any of the Borrower's Subsidiaries), whether now owned or hereafter acquired (the "Collateral"), pursuant to the terms of the Security Documents to which the Borrower or any such domestic Subsidiary is a party.

                  6.2 Guaranties. The Obligations shall also be guaranteed pursuant to the terms of the Guaranty. Upon the occurrence of a Triggering Event, the obligations of the Borrower's domestic Subsidiaries under the Guaranty shall be in turn secured by a perfected first priority security interest in the assets of the Borrower's domestic Subsidiaries described in ss.6.1.

                  6.3 Release of Security Interest. Upon the earlier to occur of
                  (a) May 16, 2001 so long as no Default or Event of Default shall have occurred and be continuing and (b) the first date thereafter on which all Defaults and Events of Default shall have been cured or waived, all existing liens on the
                  Collateral in favor of the Agent and the Banks shall be automatically terminated and the Agent will promptly deliver to the Borrower, at the sole cost and expense of the Borrower, UCC-3 termination statements and all such other documents as the Borrower may reasonably request to evidence termination of such liens. If no Triggering Event shall have occurred on or prior to May 15, 2001, the Security Documents shall be canceled and delivered by the Escrow Agent to the Borrower in accordance with the terms of the Escrow Agreement.

                    (e) Section 10.1 of the Credit Agreement is amended by deleting suchss.10.1 and restating - it in its entirety as follows:

                  10.1. Leverage Ratio. The Borrower will not, as of the end of any Reference Period ending on the last day of any fiscal quarter described in the table set forth below, permit the Leverage Ratio for such Reference Period to exceed the ratio set forth opposite such fiscal quarter in such table:

 ------------------------------------- -------------------------------------
         Fiscal Quarter                              Ratio
 ------------------------------------- -------------------------------------
 ------------------------------------- -------------------------------------
               FQ4 2000                             3.25:1.00
 ------------------------------------- -------------------------------------
 ------------------------------------- -------------------------------------
               FQ1 2001                             3.00:1.00
 ------------------------------------- -------------------------------------
 ------------------------------------- -------------------------------------
               FQ2 2001                             3.00:1.00
 ------------------------------------- -------------------------------------
 ------------------------------------- -------------------------------------
               FQ3 2001                             2.75:1.00
 ------------------------------------- -------------------------------------
 ------------------------------------- -------------------------------------
       FQ4 2001 and thereafter                      2.50:1.00
 ------------------------------------- -------------------------------------


                    (f) Section 10.2 of the Credit Agreement is amended by deleting suchss.10.2 and restating - it in its entirety as follows:

                  10.2. Minimum EBITDA. The Borrower will not, as of the end of any Reference Period ending on the last day of any fiscal quarter described in the table set forth below, permit Consolidated EBITDA of the Borrower and its Consolidated Subsidiaries for such Reference Period to be less than the amount set forth opposite such fiscal quarter in such table:

 ------------------------------------- -------------------------------------
              Date                                  Amount
 ------------------------------------- -------------------------------------
 ------------------------------------- -------------------------------------
               FQ4 2000                            $33,000,000
 ------------------------------------- -------------------------------------
 ------------------------------------- -------------------------------------
               FQ1 2001                            $34,000,000
 ------------------------------------- -------------------------------------
 ------------------------------------- -------------------------------------
               FQ2 2001                            $38,000,000
 ------------------------------------- -------------------------------------
 ------------------------------------- -------------------------------------
               FQ3 2001                            $41,000,000
 ------------------------------------- -------------------------------------
 ------------------------------------- -------------------------------------
       FQ4 2001 and thereafter                     $50,000,000
 ------------------------------------- -------------------------------------

                    (g) Section 10.4 of the Credit Agreement is amended by deleting suchss.10.4 and restating - it in its entirety as follows:

                  10.4  Capital  Expenditures.  The Borrower  will not make,  or permit any Consolidated Subsidiary to make, Capital Expenditures during any fiscal year described in the table set forth below, that exceed in the aggregate the amount set forth opposite such fiscal year in such table:

 --------------------------------------- -----------------------------------
            Fiscal Year                               Amount
 --------------------------------------- -----------------------------------
 --------------------------------------- -----------------------------------
                  2000                              $60,000,000
 --------------------------------------- -----------------------------------
 --------------------------------------- -----------------------------------
          2001 and thereafter                       $40,000,000
 --------------------------------------- -----------------------------------


                    (h) Section 10 of the Credit Agreement is further amended by adding the following new - ss.10.5:

                  10.5 Ratio of EBIT to Interest Expense. The Borrower will not, as of the end of any Reference Period ending on the last day of any fiscal quarter described in the table set forth below, permit the ratio of EBIT to Consolidated Total Interest Expense for such Reference Period to be less than the ratio set forth opposite such fiscal quarter in such table:

--------------------------------------- -----------------------------------
          Fiscal Quarter                             Ratio
--------------------------------------- -----------------------------------
--------------------------------------- -----------------------------------
               Q1 2001                              3.00:1.00
--------------------------------------- -----------------------------------
--------------------------------------- -----------------------------------
               Q2 2001                              3.00:1.00
--------------------------------------- -----------------------------------
--------------------------------------- -----------------------------------
               Q3 2001                              3.00:1.00
--------------------------------------- -----------------------------------
--------------------------------------- -----------------------------------
        Q4 2001 and thereafter                      3.00:1.00
--------------------------------------- -----------------------------------

         Solely for the purpose of this ss.10.5, (a) Reference Period shall mean
         (i) for Q1 2001, the period commencing on 01/01/01 and ending on 03/31/01, (ii) for Q2 2001, the period commencing on 01/01/01 and ending on 06/30/01, (iii) for Q3 2001, the period commencing on 01/01/01 and ending on 09/30/01, and (b) for Q4 2001 and each fiscal quarter thereafter, Reference Period shall have the meaning set forth in ss.1.1 for such term.

     ss.3. Amendment of Schedules to Credit Agreement.

                  (a) Schedule 1 of the Credit  Agreement is amended by deleting the reference to (i) the amount "$70,000,000" and substituting the amount "$80,000,000" therefor and (ii) the date "3/31/01" and substituting the date "5/15/01" therefor.

                  (b) Schedules  7.7,  7.17,  7.18(a),  7.18(b) and 9.5.2 of the
         Credit Agreement are amended by deleting such Schedules in their entirety and substituting the attached Schedules 7.7, 7.17, 7.18(a), 7.18(b) and 9.5.2 therefor.

     ss.4. Amendment to Fee Letter. The Fee Letter is hereby amended by deletingeach reference to the date "March 31, 2001" in the second paragraph of such Letter and substituting the date "May 15, 2001" therefor.

     ss.5. Effectiveness. This Amendment shall be effective as of 12:01 a.m. December 31, 2000, except with respect toss.2(a) of this Amendment in which case the effective date shall be March 1, 2001, subject to the satisfaction of the following conditions:

          (a) Delivery. The Borrower, the Banks and the Agent shall have executed and delivered to the Agent this Amendment.

          (b) Loan Note. The Borrower shall have executed and delivered to the Agent an amended and restated Revolving Credit Note
               (the "New Note") payable to FNB in the original principal amount of $80,000,000.

          (c) Security Documents and Escrow Agreement. The Borrower and its Subsidiaries shall have executed and delivered
               (i) to the Agent the Escrow Agreement and (ii) to the Escrow Agent the Security Documents.

          (d)  Updated Lien Searches. The Agent shall have received updated lien
               searches   with  respect   to  each jurisdiction  in which a
               UCC-1 is to be filed upon the occurrence of a Triggering Event.

          (e) Opinion. The Agent shall have received a draft opinion of counsel to the Borrower and its domestic Subsidiaries in form and substance reasonably satisfactory to the Agent and its counsel with respect to the Security Documents (the "Opinion").

          (f) Resolutions. The Borrower shall have delivered to the Agent resolutions of the Board of Directors of the Borrower evidencing its authorization of the Borrower's execution and delivery of this Amendment, the New Note, the Escrow Agreement and the Security Documents to which it is a party and the obligations contemplated therein along with an officer's certificate with respect thereto.

          (g) Proceedings and Documents. All proceedings in connection with the transactions contemplated by this Amendment and all documents incident thereto shall be reasonably satisfactory in substance and form to the Banks and the Agent, and the Agent shall have received all information and such counterpart originals or certified or other copies of such documents as the Agent may reasonably request.

          (h) Upfront Fee. The Borrower shall have paid to the Agent for the Agent's account an upfront fee in the amount of $150,000, $50,000 of which has been paid to the Agent prior to the date hereof.

         ss.6. Conditions Subsequent. The domestic Subsidiaries of the Borrower (other than Inactive Subsidiaries) shall deliver to the Agent (a) no later than March 6, 2001, resolutions of the Board of Directors of each of the domestic Subsidiaries of the Borrower (other than the Inactive Subsidiaries) evidencing its authorization of such Subsidiary's execution and delivery of the Security Documents to which it is a party and the obligations contemplated therein along with an officer's certificate with respect thereto, and (b) the date on which clause (a) above shall have been satisfied, the Agent shall have received a final executed copy of the Opinion. The Borrower hereby agrees with the Agent and the Banks that failure to provide the aforementioned items on or prior to the date specified herein shall constitute an Event of Default under the Credit Agreement.

         ss.7. Representations and Warranties. The Borrower represents and warrants to the Banks and the Agent as follows:

                  (a) Representations and Warranties in Credit Agreement. The representations and warranties of the Borrower contained in the Credit Agreement, (i) were true and correct in all material respects when made, and (ii) except to the extent such representations and warranties by their terms are made solely as of a prior date, continue to be true and correct in all material respects on the date hereof.

                  (b) Authority, Etc. The execution and delivery by the Borrower of this Amendment and the performance by the Borrower of all of its agreements and obligations under this Amendment (i) are within the corporate authority of the Borrower, (ii) have been duly authorized by all necessary corporate proceedings by the Borrower, (iii) do not conflict with or result in any breach or contravention of any provision of law, statute, rule or regulation to which the Borrower is subject or any judgment, order, writ, injunction, license or permit applicable to the Borrower, and (iv) do not conflict with any provision of the corporate charter or by-laws of, or any agreement or other instrument binding upon, the Borrower.

                  (c) Enforceability of Obligations. This Amendment, and the Credit Agreement as amended hereby, constitute the legal, valid and binding obligations of the Borrower enforceable against in accordance with their respective terms. Immediately prior to and after giving effect to this Amendment, no Default or Event of Default exists under the Credit Agreement or any other Loan Document.

         ss.8. No Waiver. Except as otherwise expressly provided for in this Amendment, nothing in this Amendment shall extend to or affect in any way any of the Borrower's obligations or any of the rights and remedies of the Banks or the Agent in respect of the Credit Agreement arising on account of the occurrence of any Event of Default, all of which are expressly preserved.

         ss.9. Miscellaneous Provisions. (a) Except as otherwise expressly provided by this Amendment, all of the terms, conditions and provisions of the Credit Agreement shall remain the same. It is declared and agreed by each of the parties hereto that the Credit Agreement, as amended hereby, shall continue in full force and effect, and that this Amendment and the Credit Agreement shall be read and construed as one instrument.

         (b) THIS AMENDMENT IS INTENDED TO TAKE EFFECT AS AN AGREEMENT UNDER SEAL AND SHALL BE CONSTRUED ACCORDING TO AND GOVERNED BY THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS.

         (c) This Amendment may be executed in any number of counterparts, but all such counterparts shall together constitute but one instrument. In making proof of this Amendment it shall not be necessary to produce or account for more than one counterpart signed by each party hereto by and against which enforcement hereof is sought.

         (d) The Borrower hereby agrees to pay to the Agent, on demand by the Agent, all reasonable out-of-pocket costs and expenses incurred or sustained in connection with the preparation of this Amendment (including reasonable legal fees).

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, the parties hereto have executed this Amendment as an agreement under seal of the date first written above.

                              IONICS, INCORPORATED

                              By:/s/ Daniel M. Kuzmak
                                 ---------------------------------------------
                                 Name: Daniel M. Kuzmak
                                 Title:   Vice President, Finance and
                                          Chief Financial Officer


                              FLEET NATIONAL BANK, individually and as Agent

                              By: /s/John C. Dunne
                                  --------------------------------------------
                                  John C. Dunne, Senior Vice President


                            RATIFICATION OF GUARANTY

         Each of the undersigned Guarantors hereby acknowledges and consents to the foregoing Amendment No. 1 as of March 1, 2001, and agrees that the applicable Guaranty from such Guarantor in favor of the Agent for the benefit of the Agent and the Banks and all other Loan Documents to which each of the Guarantors are a party remain in full force and effect, and each of the Guarantors confirms and ratifies all of its obligations thereunder.

                              AQUA COOL ENTERPRISES, INC.

                              By: /s/ Theodore G. Papastavros
                                  --------------------------------
                                     Name: Theodore G. Papastavros
                                     Title:   Treasurer



                              AQUA DESIGN, INC.

                              By: /s/ Edward J. Cichon
                                  --------------------------------
                                     Name: Edward J. Cichon
                                     Title:   President


                              FIDELITY PUREWATER, INC.

                              By: /s/ Anthony DiPaola
                                 ----------------------------------
                                     Name: Anthony DiPaola
                                     Title:   Treasurer


                              FIDELITY WATER SYSTEMS, INC.

                              By: /s/ Anthony DiPaola
                                 -----------------------------------
                                     Name: Anthony DiPaola
                                     Title:   Treasurer


                              IONICS KOREA, INC.

                              By: /s/ Arthur L. Goldstein
                                 -------------------------------------
                                     Name: Arthur L. Goldstein
                                     Title:   President


                              IONICS LIFE SCIENCES, INC.

                              By: /s/ Theodore G. Papastavros
                                 ------------------------------------
                                     Name: Theodore G. Papastavros
                                     Title:   Treasurer


                              IONICS  ULTRAPURE  WATER CORPORATION

                              By: /s/ Stephen Korn
                                 -------------------------------------
                                     Name: Stephen Korn
                                     Title:   Secretary


                              RESOURCES  CONSERVATION  CO. INTERNATIONAL

                              By: /s/ Stephen Korn
                                 -------------------------------------
                                     Name: Stephen Korn
                                     Title:   Secretary


                              SEPARATION TECHNOLOGY INC.

                              By: /s/ Ark W. Pang
                                 --------------------------------------
                                     Name: Ark W. Pang
                                     Title:   President


                              SIEVERS INSTRUMENTS, INC.

                              By: /s/ Stephen Korn
                                 -------------------------------------
                                     Name: Stephen Korn
                                     Title:   Secretary


                                  Schedule 7.7
                                   Litigation

A.  PENDING LITIGATION

---------------------------------------------- ------------ ---------------------------------------- -------------------------------
                                                  Date
                  Litigants                      Served                     Counsel                                Court
---------------------------------------------- ------------ ---------------------------------------- -------------------------------
Bernard Andrieu v. Ionics France and           9/2000       Alex Blumrosen                           Le Tribunal de Commerce
Ionics, Incorporated                                        Nicola Kompf                             de Creteil
                                                            Bernard-Hertz-Bejot

(employment termination in violation of                     Societe d'Avocats
agreement)                                                  8, rue Murillo
                                                            75008 Paris, France
                                                            33-1-43-1880 80 (tel)
                                                            33-1-43-1880 90 (fax)

---------------------------------------------- ------------ ---------------------------------------- -------------------------------
*Baggaley & Anor; Batson; Thompson; Wilson;    3/2000       Paul Cantwell, Partner                   Superior Court of New South
and White vs. Stidym Distributors Pty. Ltd.                 Craig Terrill & Associates               Wales, Northern Rivers Registry
and Elite Chemicals Pty. Ltd.                               Level 6, 231 George Street               Queensland, Australia
(economic loss due to negligence)                           Brisbane, QLD 4000
                                                            Australia
                                                            011-61-7-3211-0011 (tel)
                                                            011-61-7 3211-0022 (fax)
---------------------------------------------- ------------ ---------------------------------------- -------------------------------

*Deborah Brandes v. Ionics, Inc. et al         4/10/98      Keith A. Guarnuccio, Esq.                Supreme Court of the
 (personal injury)                                          Ahmuty, Demers & McManus                 State of New York
                                                            200 I.U. Willets Road                    County of Nassau
                                                            Albertson, NJ 11507
                                                            516-294-5433 (tel)
                                                            516-294-5387 (fax)

---------------------------------------------- ------------ ---------------------------------------- -------------------------------
Hynes v. Ionics Ultrapure Water Corporation    4/99         Peter A. Viano, Esq.                     Workers' Comp
                                                            Haworth, Bradshaw, Stallknecht & Barber  Appeals Board
                                                            333 West San Carlos Street, Suite 1150   California
                                                            San Jose, CA 95103
                                                            (408) 293-9393 (tel)

---------------------------------------------- ------------ ---------------------------------------- -------------------------------
Ionics, Incorporated v. Namibia Water Corp.    2/16/01      William A. McCormack, Esq.               U.S. District Court, District
Ltd; FirstRand Bank Ltd. and State Street                   Bingham Dana LLP                         of MA, Boston
Bank and Trust Company                                      150 Federal Street
                                                            Boston, MA 02110
(suit to prevent drawdown of bid bond and                   (617) 951-8335 (tel)
recoup bidding expenses)                                    (617) 951-8736 (fax)

---------------------------------------------- ------------ ---------------------------------------- -------------------------------
Alex Long and Arthur Wilson                    3/7/97       Jonathan D. Wolf, Esq.                   U.S. District Court
v. Fidelity Water Systems, Inc.,                            Berliner Cohen                           Northern District of California
Fidelity Purewater, Inc., Scott Batiste,                    Ten Almaden Boulevard
Household Retail Service, Inc. and                          Eleventh Floor
Household Bank (Nevada), N.A.                               San Jose, CA  95113-2233
(class action lawsuit for violation of                      408-998-5388 (tel)
  state and federal regulation)                             408-286-5600 (fax)
---------------------------------------------- ------------ ---------------------------------------- -------------------------------
*Insurance Co.-appointed Counsel



A.  PENDING LITIGATION (Continued)

---------------------------------------------- ------------ ---------------------------------------- -------------------------------
                                                  Date
                  Litigants                      Served                     Counsel                                Court
---------------------------------------------- ------------ ---------------------------------------- -------------------------------
Dee Miller v. Fidelity Purewater, Inc.,        6/7/2000     Jonathan D. Wolf                         California Supreme Court
Scott Batiste and Does 1-50                                 Berliner Cohen
                                                            Ten Almaden Boulevard - 11th Floor
(wrongful sales practices)                                  San Jose, CA  95113
                                                            408-998-5388 (tel)
                                                            408-286-5600 (fax)

---------------------------------------------- ------------ ---------------------------------------- -------------------------------
Primera Foods Corporation v. Separation        6/21/00      Daniel J. Boivin, Esq.                   American Arbitration
Technology, Inc. and Ionics, Incorporated                   Meshbesher & Spence                      Association, Minneapolis, MN
(breach of contract and warranty)                           1616 Park Avenue
                                                            Minneapolis, MN 55404
                                                            612-544-5959 (tel)
                                                            612-339-9188

---------------------------------------------- ------------ ---------------------------------------- -------------------------------
Teresa Readnower v. General Ionics             1/18/01      Charles E. Boyle, Esq.                   U.S. EEOC
                                                            Diefenderfer, Hoover, Boyle & Wood       Cincinnati Office
(sex discrimination, harassment, retaliation)               1420 Grant Building
                                                            Pittsburgh, PA 15219
                                                            412-471-1100 (tel)
                                                            412-471-5125 (fax)

---------------------------------------------- ------------ ---------------------------------------- -------------------------------
Robelle Industries, Inc. v.                    3/8/95       Marie F. Mercier, Esq.                   Superior Court
Ionics, Incorporated                                        Kotin, Crabtree & Strong                 Norfolk County, MA
(breach of contract, tortious interference)                 One Bowdoin Square
                                                            Boston, MA  02114-2919
                                                            617-227-7031 (tel)
                                                            617-367-2988 (fax)

---------------------------------------------- ------------ ---------------------------------------- -------------------------------
Eduardo E. Rojas v. Ionics, Incorporated et    12/13/00      Marie F. Mercier, Esq.                  U.S. District Court
al                                             on Ionics -   Kotin, Crabtree & Strong                District of Massachusetts
                                                             One Bowdoin Square                      Boston
(breach of contract and breach of fiduciary                  Boston, MA  02114-2925
duty)                                                        617-227-7031 (tel)
                                                             617-367-2988 (fax)

---------------------------------------------- ------------- --------------------------------------- -------------------------------
Salas v. Apollo Ultrapure Water Systems, Inc.  12/30/96     Rex Altman, Esq.                         Workers Compensation
 (wrongful termination claim)                               Altman & Schoemaker                      Appeals Board
                                                            16255 Ventura Blvd., Suite 1110          State of California
                                                            Encino, CA 91436
                                                            818-995-0080 (tel)
                                                            818-995-3419 (fax)

---------------------------------------------- ------------ ---------------------------------------- -------------------------------
*Insurance Co.-appointed Counsel




A.  PENDING LITIGATION (Continued)

--------------------------------------------- ------------- -------------------------------------- --------------------------------
                 Litigants                        Date
                                                 Served                    Counsel                                Court
--------------------------------------------- ------------- -------------------------------------- ---------------------------------
Samsung Austin Semiconductor L.P. v.          Suit          Marshall Searcy, Esq.                  District Court for Travis County,
Nomura Micro Science, U.S.A., Inc.,           brought       Kelly, Hart & Hallman                  Texas, 98th Judicial District
Ionics Pure Solutions and Ionics,             12/28/00;     201 Main Street, Suite 2500
Incorporated                                  Ionics not    Fort Worth, TX 76102
                                              yet served.   817-332-2500 (tel)
                                                            817-878-9280 (fax)

--------------------------------------------- ------------- -------------------------------------- ---------------------------------
*Zelia and Manuel Santos v.                   9/13/99       Cindy Newman, Esq.                     Superior Court of New Jersey
Edwin J. Petruzzi and Ionics,                               Stevens & Minter                       Law Division
Incorporated/Aqua Cool                                      One Harmon Plaza                       Union County
                                                            Secaucus, New Jersey  07094
                                                            201-319-5700 (tel)
                                                            201-319-0151 (fax)

--------------------------------------------- ------------- -------------------------------------- ---------------------------------
                                              3/27/98       James S. Dittmar, Esq.                 U.S. District Court
United States Filter Corporation and                        Hutchins, Wheeler & Dittmar            Boston
IP Holdings v. Ionics                                       101 Federal Street
(patent infringement)                                       Boston, MA 02110
(3 cases pending)                                           617-951-6600 (tel)
                                                            617-951-1295 (fax)

                                                            Stanley L. Amberg, Esq.
                                                            Orrick Herrington & Sutcliffe LLP
                                                            666 Fifth Avenue
                                                            New York, NY  10103
                                                            212-506-5285 (tel)
                                                            212-506-5151 (fax)

                                                            Anthony J. Fitzpatrick, Esq.
                                                            Duane. Morris & Heckscher, LLP
                                                            One International Place, 14th Floor
                                                            Boston, MA  02110-2600
                                                            617-598-3120 (tel)
                                                            617-598-3101 (fax)


--------------------------------------------- ------------- -------------------------------------- ---------------------------------
*Insurance Co.-appointed Counsel





A.  PENDING LITIGATION (Continued)

                                                 Date
                 Litigants                      Served                    Counsel                                 Court
--------------------------------------------- ----------- ---------------------------------------- ---------------------------------
                                              8/21/00     Brian Yakura, Esq.                       Superior Court for the State of
*Cynthia Walker et al v. Ionics,                          Brown & Boland                           California
Incorporated                                              Ten Rincon Center                        Solano County
and Agustin Sanchez                                       121 Spear Street, Suite 410              Vallejo, CA  94590
                                                          San Francisco, CA 94105
(auto accident)                                           415-836-2626 (tel)
                                                          415-836-3104 (fax)

--------------------------------------------- ----------- ---------------------------------------- ---------------------------------
                                              11/29/00    Linda Taylor, Esq.                       California Dept. of Fair
Chris Wells v. Ionics Ultrapure Water                                                              Employment and Housing and EEOC
(discrimination complaint - disability)


--------------------------------------------- ----------- ---------------------------------------- ---------------------------------
                                              5/11/99     Mitchell E. Pak, Esq.                    Supreme Court
Elsa Zegelstein and Joseph Zegelstein v.                  Jacobowitz, Garfinkel & Lesman           State of New York
Ionics, Incorporated and Igor Makhnin                     110 William Street                       County of Kings
(automobile accident)                                     New York, NY  10038-3901
                                                          212-809-8000 (tel)
                                                          212-344-8263 (fax)

--------------------------------------------- ----------- ---------------------------------------- ---------------------------------
*Insurance Co.-appointed Counsel

B.       THREATENED LITIGATION

1. By letter dated December 6, 2000, counsel for Bond Properties LLC, owner of property adjacent to the Silresim superfund site in Lowell, Massachusetts, notified Ionics and 20 other potentially responsible parties who had participated in the 1992 Silresim consent decree arrangement, that its property has become contaminated by groundwater pollution migrating from the Silresim site. The owner is seeking payment of $1,576,000 to cover environmental response costs plus diminution of the property's fair market value, and in addition attorney's fees, consulting fees and expert fees. Ionics' volumetric percentage among the notified group (which does not include all participants in the Silresim settlement) is approximately 1.9%. It is Ionics' current intention to participate in a group defense against the owner's claims.

2. In July, 1999 SeparaTech Limited ("SeparaTech"), an English subsidiary of Separation Technology, Inc., a U.S. subsidiary of Ionics, Incorporated, received a letter from Glanbia Ingredients ("Glanbia") of Ireland threatening to institute legal proceedings unless it received compensation for losses allegedly resulting from a breach of contract. Glanbia claims that ultrafiltration equipment sold by SeparaTech in 1997 to Avonmore Foods, Glanbia's predecessor, to upgrade its whey processing plant failed to perform according to contract specifications, resulting in losses of IR(pound)560,000 (approximately US$670,000). Corporate Counsel to Ionics responded to Glanbia in September, 1999 asserting that SeparaTech had met its contractual obligations. Glanbia reasserted its claims in a letter dated July 20, 2000, to which Ionics' Corporate Counsel responded in August, 2000, again asserting that SeparaTech Limited met its contractual obligations. There have been no further developments in this matter.

3. Ionics was contacted in September 2000 by an attorney representing Mahaan Proteins Limited ("Mahaan"), formerly known as Lacto Protein India Ltd., an Indian company that purchased a reverse osmosis system for whey processing from SeparaTech Limited ("SeparaTech") in 1995. SeparaTech, an English company, and its U.S. parent, Separation Technology, Inc. ("STI"), were acquired by Ionics in 1996. Mahaan claims that SeparaTech breached its contract by delivering equipment that did not conform to contract specifications and did not perform as warranted. Mahaan is claiming damages against SeparaTech, STI and Ionics in excess of $20 million. Ionics and its affiliates believe that SeparaTech met its contractual and warranty obligations to Mahaan and that they have valid defenses to the claims, and intend to vigorously defend themselves in the event Mahaan institutes litigation.

                                  Schedule 7.17
                              Environmental Matters

Portions of the Real Estate used by Borrower or by its domestic Subsidiaries are used for the generation, handling, processing, transportation and storage, including underground tank storage, of Hazardous Substances. Such activities are conducted in accordance with the applicable Environmental Laws and in compliance with applicable valid permits. No disposal of Hazardous Substances occurs on Real Estate used by Borrower or by its domestic Subsidiaries and there are no known ongoing sources of release or threats of release to the environment with respect to such Real Estate. To the best of the Borrower's knowledge: (i) there have been no past releases that would have a material adverse effect on the value of the Real Estate; and (ii) Neither the Borrower, its domestic Subsidiaries, nor any of the Real Estate used by the Borrower or by its domestic Subsidiaries is subject to any applicable environment law requiring the performance of Hazardous Substances site assessments, or the removal or remediation of Hazardous Substances.

The  Borrower was notified in 1992 that it is a  potentially  responsible  party
(PRP) at a Superfund Site, Solvent Recovery Services (SRS) in Southington, Connecticut. Borrower's share of assessments to date for site work totals approximately $65,000. The ultimate site clean-up cost is currently not expected to exceed $59 million, of which the Borrower's share would not exceed $308,000, including the amounts that have already been assessed.

The Borrower was notified in March, 2000 that it is a potentially responsible party (PRP) in a related Superfund Site, the Angelillo Property Site. These sites are related in that materials from the SRS site were allegedly transported to the Angelillo site. The EPA has spent approximately $1,155,000 to date at the Angelillo site, and is seeking recovery of those costs from the SRS PRP group. Ionics' proportion of those costs is expected to be similar to the SRS site, on the order of 0.5%.

An investigation conducted by the Attorney General of the Commonwealth of Massachusetts into certain former operations of a division of the Borrower during portions of the years 1991 through 1995 was concluded in August, 2000. Pursuant to a settlement agreement entered in civil proceedings, Ionics paid a civil penalty of $425,000 to the Commonwealth of Massachusetts and contributed $110,000 to fund a watershed protection plan for the Connecticut River Basin.

By letter dated December 6, 2000, counsel for Bond Properties LLC, owner of property adjacent to the Silresim Superfund site in Lowell, Massachusetts, notified Ionics and 20 other participants in the Silresim Consent Decree arrangement, that its property has become contaminated by groundwater pollution migrating from the Silresim site. The owner is seeking payment of $1,576,000 to cover environmental response costs plus diminution of the property's fair market value, and in addition attorneys' fees, consulting fees and expert fees. Ionics' volumetric percentage among the notified group (which does not include all participants in the Silresim settlement) is approximately 1.9%. Ionics is participating in a group defense against the owner's claims.


                                Schedule 7.18(a)
                            Subsidiaries of Borrower

                                                                                                              Jurisdiction of
          Name                                            Address                                             Incorporation
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
1.       Agrinord S.R.L. (75%)                        Isola della Scala, Verona, Italy                      Italy
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
2.       Aqua Cool Enterprises, Inc.                  65 Grove Street, Watertown, MA  02472                 MA
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
3.       Aqua Cool France, S.A..                      3 Grand Rue, 60240 Liantcourt St. Pierre, France      France
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
4.       Aqua Design Anguilla Limited                 P. O. Box 1336, The Valley, Anguilla, B.W.I.          Anguilla
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
5.       Aqua Design (Antigua) Limited                P.O. Box W-1012, St. Johns, Antigua, W.I.             Antigua & Barbuda
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
6.       Aqua Design Bahamas Limited                  The Pilot House, Suite #10, East Bay Street,          Bahamas
                                                      Nassau, Bahamas N-1836-A040
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
7.       Aqua Design (BVI) Ltd.                       Road Reef Marina, Road Town, Tortola, B.W.I.          British Virgin Islands
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
8.       Aqua Design (Curacao) N.V.                   Gosieweg 113, Curacao, Neth. Antilles                 Curacao, Neth. Antilles
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
9.       Aqua Design, Inc.                            4710 Eisenhower Blvd., Tampa, FL 33634                California
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
10.      Aqua Design International Limited            P.O. Box 1336, The Valley, Anguilla, B.W.I.           Anguilla
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
11.      Aqua Design (Netherlands Antilles) N.V.      85 Wells Road, Unit #26, Cole Bay, St. Maarten        Netherlands Antilles
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
12.      Aqua Design (Saba) N.V.                      Fort Bay, The Bottom, Saba, Neth. Antilles,           Saba, Neth. Antilles
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
13.      Aqua Design V.I., Inc.                       St. Thomas, US VI 00802                               U. S. Virgin Islands
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
14.      Condado Holding Limited  (Inactive)          ------                                                Anguilla, B.W.I.
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
15.      David Holding Limited   (Inactive)           ------                                                Anguilla, B.W.I.
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
16.      Elite Chemicals Pty. Ltd.                    1873 Lytton Road, Lytton, Brisbane, Queensland        Australia
                                                      4178, Australia
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
17.      Favourable Trading Limited  D/B/A Ionics,    Units #19 & #20, 20 Royal Rock Buildings, Royal       Republic Of Ireland
         Ireland                                      Rock Industrial Estate, Ballybane, Galway, Ireland
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
18.      Fidelity Purewater, Inc.                     5900 Silver Creek Valley Road,                        California
                                                      San Jose, CA 95138-1009
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
19.      Fidelity Water Systems, Inc.                 5900 Silver Creek Valley Road,                        California
                                                      San Jose, CA 95138-1009
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
20.      Global Water Services, S.A.                  12 Waterside Way, London  SW17 0XH, England           Panama
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
21.      Ionics Acapulco, S. A. de C.V.               Margarita Maza de Juarez #1-A,                        Mexico
                                                      Col. Jose Lopez Portillo, Acapulco GRO, Mexico
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
22.      Ionics Agar  Environmental Ltd.              Glil Yam, Herzlia, P.O. Box 434,                      Israel
                                                      Herzlia B 46103, Israel
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
23.      Ionics Aqua Design Bonaire N.V.              Kaya Carlos Nicholas 3, P.O. Box 381, Karlendijk,     Bonaire, Neth. Antilles
                                                      Bonaire, Neth. Antilles
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
24.      Ionics Asia Pacific Pte Ltd.                 59 Lorong 23 Geylang, Singapore 388383                Singapore
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
25.      Ionics (Bermuda) Ltd.                        P. O. Box DV560, Devonshire, Bermuda                  Bermuda
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- -----------------------
26.      Ionics Constructors Trinidad Ltd.            Building D, Second Floor, Grand Bazaar, Valsayn,      Trinidad
                                                      Trinidad, W.I.
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
27.      Ionics Enersave Engineering Sdn. Bhd. (55%)  Lot 4, Jalan Kemajuan Satu 16/17A                     Malaysia
                                                      40000 Shah Alam, Selangor, Malaysia
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
28.      Ionics Foreign Sales Corporation Limited     65 Grove Street, Watertown, MA  02472                 Jamaica
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
29.      Ionics France S.A.                           121 Av. De 8 Mai 1945, 94170 LePerreu, France         France
----------------------------------------------------- ----------------------------------------------------- ------------------------
----------------------------------------------------- ----------------------------------------------------- ------------------------
30.      Ionics Iberica, S.A.                         Edificio Mercurio, Torre 2050B, 35100 Playa del       Spain
                                                      Ingles, Gran Canaria, Spain
----------------------------------------------------- ----------------------------------------------------- ------------------------



                                Schedule 7.18(a)
                      Subsidiaries of Borrower (Continued)

---------------------------------------------------- -------------------------------------------------- ----------------------------
                                                                                                              Jurisdiction of
                       Name                                               Address                              Incorporation
---------------------------------------------------- -------------------------------------------------- ----------------------------
---------------------------------------------------- -------------------------------------------------- ----------------------------
31.      Ionics Italba, S.p.A.                       Via Livraghi 1/B, Milano 20126, Italy              Italy
---------------------------------------------------- -------------------------------------------------- ----------------------------
---------------------------------------------------- ------------------------------------------------- -----------------------------
32.      Ionics Korea, Inc.                          Rm. 516, Sung Gee Officetel, 702-13                Delaware
                                                     Yoksam-Dong, Kangnam-Ku, Seoul 135-080, Korea
---------------------------------------------------- ------------------------------------------------- -----------------------------
---------------------------------------------------- ------------------------------------------------- -----------------------------
33.      Ionics Life Sciences, Inc.                  113 Dickinson Road, Suite A5,                      NJ
                                                     North Wales, PA 19454-2534
---------------------------------------------------- ------------------------------------------------- -----------------------------
---------------------------------------------------- -------------------------------------------------- ----------------------------
34.      Ionics-Mega a.s. (80%) (Inactive)           -----                                              Czech Republic
---------------------------------------------------- -------------------------------------------------- ----------------------------
---------------------------------------------------- -------------------------------------------------- ----------------------------
35.      Ionics Nederland, B.V.  (Inactive)          -----                                              Netherlands
---------------------------------------------------- -------------------------------------------------- ----------------------------
---------------------------------------------------- -------------------------------------------------- ----------------------------
36.      Ionics Securities Corporation               -----                                              MA
         (Inactive)
---------------------------------------------------- -------------------------------------------------- ----------------------------
---------------------------------------------------- -------------------------------------------------- ----------------------------
37.      Ionics Taiwan, Inc.                         20F-2, No. 130, Juang Jing Road                    Taiwan
                                                     His Chih, Taipei County, Taiwan, ROC
---------------------------------------------------- -------------------------------------------------- ----------------------------
---------------------------------------------------- -------------------------------------------------- ----------------------------
38.      Ionics Tampa Bay, Inc. (Inactive)           -----                                              Florida
---------------------------------------------------- -------------------------------------------------- ----------------------------
---------------------------------------------------- -------------------------------------------------- ----------------------------
39.      Ionics (UK) Ltd.                            12 Waterside Way, London SW 17 0XH, England        England
---------------------------------------------------- -------------------------------------------------- ----------------------------
---------------------------------------------------- -------------------------------------------------- ----------------------------
40.      Ionics Ultrapure Water Corporation          5900 Silver Creek Valley Road,                     California
                                                     San Jose, CA 95138-1009
---------------------------------------------------- -------------------------------------------------- ----------------------------
---------------------------------------------------- -------------------------------------------------- ----------------------------
41.      Ionics Water Resources Ltd.                 c/o Baratz Gilat, Bar-Nathan & Co.                 Israel
         (stock not yet issued)                      8 Shaul Hamelech Blvd.
                                                     Tel Aviv 64733, Israel
---------------------------------------------------- -------------------------------------------------- ----------------------------
---------------------------------------------------- -------------------------------------------------- ----------------------------
42.      Ionics Watertec Pty. Ltd.                   5 Perivale Street, Darra,                          Australia
                                                     Brisbane 4076, Australia
---------------------------------------------------- -------------------------------------------------- ----------------------------
---------------------------------------------------- -------------------------------------------------- ----------------------------
43.      Miller Holding Limited  (Inactive)          -----                                              Anguilla, B.W.I.
---------------------------------------------------- -------------------------------------------------- ----------------------------
---------------------------------------------------- -------------------------------------------------- ----------------------------
44.      Resources Conservation Co. International    3006 Northrup Way, Bellevue, WA 98004-1407         Delaware
---------------------------------------------------- -------------------------------------------------- ----------------------------
---------------------------------------------------- -------------------------------------------------- ----------------------------
45.      Separatech Ltd.                             12 Waterside Way, London SW 17 OXH, England        England
---------------------------------------------------- -------------------------------------------------- ----------------------------
---------------------------------------------------- -------------------------------------------------- ----------------------------
46.      Separation Technology, Inc.                 65 Grove Street, Watertown, MA 02472               Minnesota
---------------------------------------------------- -------------------------------------------------- ----------------------------
47.      Sievers Instruments, Inc.                   6060 Spine Road, Boulder, Colorado  80301          Colorado
---------------------------------------------------- -------------------------------------------------- ----------------------------



                                Schedule 7.18(b)

                         Joint Ventures and Partnerships
                        Of Borrower and Its Subsidiaries

--------------------------------------------------------------------------------------- --------- --------------------------
Aqua Cool - Kuwait                                                                      49%       Kuwait
--------------------------------------------------------------------------------------- --------- --------------------------
--------------------------------------------------------------------------------------- --------- --------------------------
Aqua Cool - Saudi Arabia                                                                40%       Saudi Arabia
--------------------------------------------------------------------------------------- --------- --------------------------
--------------------------------------------------------------------------------------- --------- --------------------------
Aqua Design Ltd.                                                                        39%       Cayman Islands
--------------------------------------------------------------------------------------- --------- --------------------------
--------------------------------------------------------------------------------------- --------- --------------------------
Desalination Company of Trinidad and Tobago Ltd.                                        40%       Trinidad
--------------------------------------------------------------------------------------- --------- --------------------------
--------------------------------------------------------------------------------------- --------- --------------------------
Grupo Empresarial de Mejoramiento Ambiental, S. de R. L. de C.V.                        20%       Mexico
--------------------------------------------------------------------------------------- --------- --------------------------
--------------------------------------------------------------------------------------- --------- --------------------------
Ionics Freshwater Ltd.                                                                  50%       Barbados
--------------------------------------------------------------------------------------- --------- --------------------------
--------------------------------------------------------------------------------------- --------- --------------------------
Ionics Water Solutions Lda.                                                             51%       Portugal
--------------------------------------------------------------------------------------- --------- --------------------------
--------------------------------------------------------------------------------------- --------- --------------------------
Ionics-Mega a.s.                                                                        80%       Czech Republic
--------------------------------------------------------------------------------------- --------- --------------------------
--------------------------------------------------------------------------------------- --------- --------------------------
Jalal-Ionics Ltd.                                                                       40%       Bahrain
--------------------------------------------------------------------------------------- --------- --------------------------
--------------------------------------------------------------------------------------- --------- --------------------------
Toray Membrane America, Inc.                                                            43%       MA
--------------------------------------------------------------------------------------- --------- --------------------------
--------------------------------------------------------------------------------------- --------- --------------------------
Watlington Waterworks Ltd.                                                              26%       Bermuda
--------------------------------------------------------------------------------------- --------- --------------------------
--------------------------------------------------------------------------------------- --------- --------------------------
Yuasa-Ionics Co. Ltd.                                                                   50%       Japan
--------------------------------------------------------------------------------------- --------- --------------------------


In addition, there are proposed joint venture project companies in Egypt, Israel, Kuwait and Jamaica.

                                 Schedule 9.5.2

         In  December  2000,   Borrower  sold  certain  membrane   manufacturing
equipment to Toray Membrane America, Inc. for a purchase price of $8,500,000.

                                 Exhibit 10.3(2)

                               SECURITY AGREEMENT

         SECURITY AGREEMENT, dated as of March 1, 2001, among (i) IONICS, INCORPORATED, a Massachusetts corporation (the "Borrower"), (ii) AQUA COOL ENTERPRISES, INC., a Massachusetts corporation, AQUA DESIGN, INC., a California corporation, FIDELITY PUREWATER, INC., a California corporation, FIDELITY WATER SYSTEMS, INC., a California corporation, IONICS KOREA, INC., a Delaware corporation, IONICS LIFE SCIENCES, INC., a New Jersey corporation, IONICS ULTRAPURE WATER CORPORATION, a California corporation, RESOURCES CONSERVATION CO. INTERNATIONAL, a Delaware corporation, SEPARATION TECHNOLOGY, INC, a Minnesota corporation, and SIEVERS INSTRUMENTS, INC., a Colorado corporation (collectively, the "Guarantors" and together with the Borrower, the "Companies"), and (iii) FLEET NATIONAL BANK, a national banking association, as agent (hereinafter, in such capacity, the "Agent") for itself and other banking institutions (hereinafter, collectively, the "Banks") which are or may become parties to a Second Amended and Restated Revolving Credit Agreement, dated as of July 28, 2000July 28, 2000 (as amended and in effect from time to time, the "Credit Agreement"), among the Borrower, the Banks and the Agent.

         WHEREAS, pursuant to that certain Guaranty, dated as of July 28, 2000, each of the Guarantors has guaranteed the Obligations of the Borrower under the Credit Agreement;

         WHEREAS, the Borrower and the Guarantors are members of a group of related corporations, the success of any one of which is dependent in part on the success of the other members of such group;

         WHEREAS, the Guarantors expect to receive substantial direct and indirect benefits from the extensions of credit to the Borrower by the Banks pursuant to the Credit Agreement (which benefits are hereby acknowledged);

         WHEREAS, it is a condition precedent to the Banks' making any further loans or otherwise extending credit to the Borrower under the Credit Agreement that the Companies execute and deliver to the Agent, for the benefit of the Banks and the Agent, a security agreement in substantially the form hereof; and

         WHEREAS, each of the Companies wishes to grant security interests in favor of the Agent, for the benefit of the Banks and the Agent, as herein provided;

         NOW, THEREFORE, in consideration of the promises contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

         1. Definitions. All capitalized terms used herein without definitions shall have the respective meanings provided therefor in the Credit Agreement. All terms defined in the Uniform Commercial Code of the The Commonwealth of Massachusetts and used herein shall have the same definitions herein as specified therein; provided, however, that the term "instrument" shall be such term as defined in Article 9 of the Uniform Commercial Code of such jurisdiction rather than Article 3.

         2.  Grant of Security Interest.

                  2.1. Collateral Granted. Each of the Companies hereby grants to the Agent, for the benefit of the Banks and the Agent, to secure the payment and performance in full of all of the Obligations, a security interest in and so pledges and assigns to the Agent, for the benefit of the Banks and the Agent, the following properties, assets and rights of each such Company, wherever located, whether now owned or hereafter acquired or arising, and all proceeds and products thereof (all of the same being hereinafter called the "Collateral"):

                           All personal  and fixture  property of every kind and
                  nature including without limitation all furniture, fixtures, equipment, raw materials, inventory, other goods, accounts, contract rights, rights to the payment of money, insurance refund claims and all other insurance claims and proceeds, tort claims, chattel paper, documents, instruments, securities and other investment property, deposit accounts, rights to proceeds of letters of credit and all general intangibles including, without limitation, all tax refund claims, license fees, patents, patent applications, trademarks, trademark applications, trade names, copyrights, copyright applications, rights to sue and recover for past infringement of patents, trademarks and copyrights, computer programs, computer software, engineering drawings, service marks, customer lists, goodwill, and all licenses, permits, agreements of any kind or nature pursuant to which such Company possesses, uses or has authority to possess or use property (whether tangible or intangible) of others or others possess, use or have authority to possess or use property (whether tangible or intangible) of such Company, and all recorded data of any kind or nature, regardless of the medium of recording including, without limitation, all software, writings, plans, specifications and schematics.

                  2.2.  Delivery of Instruments, etc.

                           (a) Pursuant to the terms hereof, each of the Companies has endorsed, assigned and delivered to the Agent all negotiable or non-negotiable instruments, certificated securities and chattel paper pledged by it hereunder, together with instruments of transfer or assignment duly executed in blank as the Agent may have specified. In the event that any Company shall, after the date of this Agreement, acquire any other negotiable or non-negotiable instruments, certificated securities or chattel paper to be pledged by it hereunder, such Company shall forthwith endorse, assign and deliver the same to the Agent, accompanied by such instruments of transfer or assignment duly executed in blank as the Agent may from time to time specify.

                           (b) To the extent that any securities now or hereafter acquired by any Company are uncertificated and are issued to such Company or its nominee directly by the issuer thereof, such Company shall cause the issuer to note on its books the security interest of the Agent in such securities and shall cause the issuer, pursuant to an agreement in form and substance satisfactory to the Agent, to agree to comply with instructions from the Agent as to such securities, without further consent of such Company or such nominee. To the extent that any securities, whether certificated or uncertificated, or other investment property now or hereafter acquired by any Company are held by such Company or its nominee through a securities intermediary or commodity intermediary, such Company shall, at the request of the Agent, cause such securities intermediary or (as the case may be) commodity intermediary, pursuant to an agreement in form and substance satisfactory to the Agent, to agree to comply with entitlement orders or other instructions from the Agent to such securities intermediary as to such securities or other investment property, or (as the case may be) to apply any value distributed on account of any commodity contract as directed by the Agent to such commodity intermediary, without further consent of such Company or such nominee. The Agent agrees with each such Company that the Agent shall not give any such entitlement orders or instructions or directions to any such issuer, securities intermediary or commodity intermediary unless an Event of Default has occurred and is continuing and the Agent has elected to exercise its rights and remedies as contemplated by ss.14.

                           (c) To the extent that any  Company is a  beneficiary
                  under any written letter of credit now or hereafter issued in favor of such Company, such Company shall deliver such letter of credit to the Agent. The Agent shall from time to time, at the request and expense of such Company, make such
                  arrangements   with  such   Company  as  are  in  the  Agent's
                  reasonable judgment necessary and appropriate so that such Company may make any drawing to which such Company is entitled under such letter of credit, without impairment of the Agent's perfected security interest in such Company's rights to proceeds of such letter of credit or in the actual proceeds of such drawing. At the Agent's request, such Company shall, for any letter of credit, whether or not written, now or hereafter issued in favor of such Company as beneficiary, execute and deliver to the issuer and any confirmer of such letter of credit an assignment of proceeds form, in favor of the Agent and satisfactory to the Agent and such issuer or (as the case may be) such confirmer, requiring the proceeds of any drawing under such letter of credit to be paid directly to the Agent during the continuance of any Event of Default for application as provided in the Credit Agreement.

                  2.3. Excluded Collateral. Notwithstanding the foregoing provisions of this ss.2, such grant of security interest, pledge and assignment shall not extend to, and the term "Collateral" shall not include, (a) real property, motor vehicles, boats and other property subject to a certificate of title or other registration statute of the United States, any state or jurisdiction or the stock of any of the Guarantors and (b) any chattel paper and general intangibles which are now or hereafter held by any Company as licensee, lessee or otherwise, to the extent that (i) such chattel paper and general intangibles are not assignable or capable of being encumbered as a matter of law or under the terms of the license, lease or other agreement applicable thereto (but solely to the extent that any such restriction shall be enforceable under applicable law), without the consent of the licensor or lessor thereof or other applicable party thereto and (ii) such consent has not been obtained; provided, however, that the foregoing grant of security interest shall extend to, and the term "Collateral" shall include, (A) any and all proceeds of such chattel paper and general intangibles to the extent that the assignment or encumbering of such proceeds is not so restricted and (B) upon any such licensor, lessor or other applicable party consent with respect to any such otherwise excluded chattel paper or general intangibles being obtained, thereafter such chattel paper or general intangibles as well as any and all proceeds thereof that might have theretofore have been excluded from such grant of a security interest and the term "Collateral".

         3. Title to Collateral, etc. Each of the Companies is the owner of the Collateral pledged by such Company free from any adverse lien, security interest or other encumbrance, except for the security interest created by this Agreement and other liens permitted by the Credit Agreement. None of the Collateral constitutes, or is the proceeds of, "farm products" as defined in ss.9-109(3) of the Uniform Commercial Code of the The Commonweath of Massachusetts. None of the account debtors in respect of any accounts, chattel paper or general intangibles and none of the obligors in respect of any instruments included in the Collateral is a governmental authority subject to the Federal Assignment of Claims Act.

         4. Continuous Perfection. Each Company's place of business or, if more than one, chief executive office is indicated on the Perfection Certificate delivered to the Agent by such Company (each a "Perfection Certificate"). None of the Companies will change the same, or the name, identity or corporate structure of such Company in any manner, without providing at least thirty (30) days prior written notice to the Agent. The Collateral (other than inventory and obsolete assets sold or otherwise disposed of in the ordinary course of business consistent with past practices), to the extent not delivered to the Agent pursuant to ss.2.2, will be kept at those locations listed on the Perfection Certificates and the Companies will not remove the Collateral from such locations, without providing at least thirty (30) days prior written notice to the Agent.

         5. No Liens. Except for the security interest herein granted and liens permitted by the Credit Agreement, each Company shall be the owner of its Collateral free from any lien, security interest or other encumbrance, and such Company shall defend the same against all claims and demands of all persons at any time claiming the same or any interests therein adverse to the Agent or any of the Banks. No Company shall pledge, mortgage or create, or suffer to exist a security interest in the Collateral in favor of any person other than the Agent, for the benefit of the Banks and the Agent, except for liens permitted by the Credit Agreement.

         6. No Transfers. No Company will sell or offer to sell or otherwise transfer the Collateral or any interest therein except for (i) sales and leases of inventory in the ordinary course of business and (ii) sales or other dispositions of obsolescent items of equipment in the ordinary course of business consistent with past practices.

         7.  Insurance.

                  7.1. Maintenance of Insurance. Each of the Companies will maintain with financially sound and reputable insurers insurance with respect to its properties and business against such casualties and contingencies as shall be in accordance with general practices of businesses engaged in similar activities in similar geographic areas. Such insurance shall be in such minimum amounts that such Company will not be deemed a co-insurer under applicable insurance laws, regulations and policies and otherwise shall be in such amounts, contain such terms, be in such forms and be for such periods as may be reasonably satisfactory to the Agent. In addition, all such insurance shall be payable to the Agent as loss payee under a "standard" or "New York" loss payee clause for the benefit of the Banks and the Agent. Without limiting the foregoing, such Company will (i) keep all of its physical property insured with casualty or physical hazard insurance on an "all risks" basis, with broad form flood and earthquake coverages and electronic data processing coverage, with a full replacement cost endorsement and an "agreed amount" clause in an amount equal to 100% of the full replacement cost of such property, (ii) maintain all such workers' compensation or similar insurance as may be required by law and (iii) maintain, in amounts equal to those generally maintained by businesses engaged in similar activities in similar geographic areas, general public liability insurance against claims of bodily injury, death or property damage occurring, on, in or about the properties of such Company; business interruption insurance; and product liability insurance.

                  7.2. Insurance Proceeds. The proceeds of any casualty insurance in respect of any casualty loss of any of the Collateral shall, subject to the rights, if any, of other parties with a prior interest in the property covered thereby, (i) so long as no Event of Default has occurred and is continuing and to the extent that the amount of such proceeds is less than $500,000, be disbursed to the Company which has suffered the loss for direct application by such Company solely to the repair or replacement of such Company's property so damaged or destroyed and (ii) in all other circumstances, be held by the Agent as cash collateral for the Obligations. The Agent may, at its sole option, disburse from time to time all or any part of such proceeds so held as cash collateral, upon such terms and conditions as the Agent may reasonably prescribe, for direct application by such Company solely to the repair or replacement of such Company's property so damaged or destroyed, or the Agent may apply all or any part of such proceeds to the Obligations with the Total Commitment (if not then terminated) being reduced by the amount so applied to the Obligations.

                  7.3. Notice of Cancellation, etc. All policies of insurance shall provide for at least thirty (30) days prior written cancellation notice to the Agent. In the event of failure by any Company to provide and maintain insurance as herein provided, the Agent may, at its option, provide such insurance and charge the amount thereof to the Borrower. Each Company shall furnish the Agent with certificates of insurance and policies evidencing compliance with the foregoing insurance provision.

         8. Maintenance of Collateral; Compliance with Law. Each of the Companies will keep the Collateral in good order and repair (ordinary wear and tear and insured casualties excepted) and will not use the same in violation of law or any policy of insurance thereon. The Agent, or its designee, may inspect the Collateral at any reasonable time during normal business hours and, so long as no Default or Event of Default shall have occurred and be continuing, upon prior notice to the applicable Company, wherever located. The Company will pay promptly when due all taxes, assessments, governmental charges and levies upon the Collateral or incurred in connection with the use or operation of such Collateral or incurred in connection with this Agreement unless such taxes, assessments, governmental charges or levies are being contested in good faith by any of the Companies and for which adequate reserves have been set aside on the books of such Company. Each of the Companies has at all times operated, and such Company will continue to operate, its business in material compliance with all applicable provisions of the federal Fair Labor Standards Act, as amended, and with all applicable provisions of federal, state and local statutes and ordinances dealing with the control, shipment, storage or disposal of hazardous materials or substances.

         9.  Collateral Protection Expenses; Preservation of Collateral.

                  9.1. Expenses Incurred by Agent. In its discretion, the Agent may discharge taxes and other encumbrances at any time levied or placed on any of the Collateral (unless such taxes or other encumbrances are being contested in good faith by any of the Companies and for which adequate reserves have been set aside on the books of such Company), make repairs thereto during the continuance of an Event of Default or any time if the Agent reasonably believes such repairs are necessary to prevent the loss or deterioration of such Collateral, and pay any necessary filing fees. The Companies agree to reimburse the Agent on demand for any and all expenditures so made. The Agent shall have no obligation to any Company to make any such expenditures, nor shall the making thereof relieve any Company of any default.

                  9.2. Agent's Obligations and Duties. Anything herein to the contrary notwithstanding, each of the Companies shall remain liable under each contract or agreement comprised in the Collateral to be observed or performed by such Company thereunder. Neither the Agent nor any Bank shall have any obligation or liability under any such contract or agreement by reason of or arising out of this Agreement or the receipt by the Agent or any Bank of any payment relating to any of the Collateral, nor shall the Agent or any Bank be obligated in any manner to perform any of the obligations of such Company under or pursuant to any such contract or agreement, to make inquiry as to the nature or sufficiency of any payment received by the Agent or any Bank in respect of the Collateral or as to the sufficiency of any performance by any party under any such contract or agreement, to present or file any claim, to take any action to enforce any performance or to collect the payment of any amounts which may have been assigned to the Agent or to which the Agent or any Bank may be entitled at any time or times. The Agent's sole duty with respect to the custody, safe keeping and physical preservation of the Collateral in its possession, under ss.9-207 of the Uniform Commercial Code of the The Commonwealth of Massachusetts or otherwise, shall be to deal with such Collateral in the same manner as the Agent deals with similar property for its own account.

         10. Securities and Deposits. The Agent may at any time, at its option, transfer to itself or any nominee any securities constituting Collateral, and if an Event of Default shall have occurred and be continuing, receive any income thereon and hold such income as additional Collateral or apply it to the Obligations. If an Event of Default shall have occurred and be continuing, whether or not any Obligations are due, the Agent may demand, sue for, collect, or make any settlement or compromise which it deems desirable with respect to the Collateral. If an Event of Default shall have occurred and be continuing, regardless of the adequacy of Collateral or any other security for the Obligations, any deposits or other sums at any time credited by or due from the Agent or any Bank to any of the Companies may at any time be applied to or set off against any of the Obligations.

         11. Notification to Account Debtors and Other Obligors. If an Event of Default shall have occurred and be continuing, each of the Companies shall, at the request of the Agent, notify account debtors on accounts, chattel paper and general intangibles of such Company and obligors on instruments for which such Company is an obligee of the security interest of the Agent in any account, chattel paper, general intangible or instrument and that payment thereof is to be made directly to the Agent or to any financial institution designated by the Agent as the Agent's agent therefor, and the Agent may itself, if an Event of Default shall have occurred and be continuing, without notice to or demand upon any Company, so notify account debtors and obligors. After the making of such a request or the giving of any such notification, each such Company shall hold any proceeds of collection of accounts, chattel paper, general intangibles and instruments received by such Company as trustee for the Agent, for the benefit of the Banks and the Agent, without commingling the same with other funds of such Company and shall turn the same over to the Agent in the identical form received, together with any necessary endorsements or assignments. The Agent shall apply the proceeds of collection of accounts, chattel paper, general intangibles and instruments received by the Agent to the Obligations, such proceeds to be immediately entered after final payment in cash or solvent credits of the items giving rise to them.

         12. Further Assurances. Each of the Companies, at its own expense, shall do, make, execute and deliver all such additional and further acts, things, deeds, assurances and instruments as the Agent may reasonably require more completely to vest in and assure to the Agent and the Banks their respective rights hereunder or in any of the Collateral, including, without limitation, (i) executing, delivering and, where appropriate, filing financing statements and continuation statements under the Uniform Commercial Code, (ii) obtaining governmental and other third party consents and approvals, including without limitation any consent of any licensor, lessor or other applicable party referred to in ss.2.3, (iii) using its reasonable best efforts to obtain waivers from mortgagees and landlords and (iv) taking all actions required by Sections 8-313 and 8-321 of the Uniform Commercial Code (1990) or Sections 8-106 and 9-115 of the Uniform Commercial Code (1994), as applicable in each relevant jurisdiction, with respect to certificated and uncertificated securities.

         13.  Power of Attorney.

                  13.1. Appointment and Powers of Agent. Each of the Companies hereby irrevocably constitutes and appoints the Agent and any officer or agent thereof, with full power of substitution, as its true and lawful attorneys-in-fact with full irrevocable power and authority in the place and stead of such Company or in the Agent's own name, for the purpose of carrying out the terms of this Agreement, to take any and all appropriate action and to execute any and all documents and instruments that may be necessary or desirable to accomplish the purposes of this Agreement and, without limiting the generality of the foregoing, hereby gives said attorneys the power and right, on behalf of such Company, without notice to or assent by such Company, to do the following:

                           (a) upon the occurrence and during the continuance of
                  an Event of Default, generally to sell, transfer, pledge, make any agreement with respect to or otherwise deal with any of the Collateral in such manner as is consistent with the Uniform Commercial Code of the The Commonwealth of Massachusetts and as fully and completely as though the Agent were the absolute owner thereof for all purposes, and to do at such Company's expense, at any time, or from time to time, all acts and things which the Agent deems necessary to protect, preserve or realize upon the Collateral and the Agent's security interest therein, in order to effect the intent of this Agreement, all as fully and effectively as such Company might do, including, without limitation, (i) the filing and prosecuting of registration and transfer applications with the appropriate federal or local agencies or authorities with respect to trademarks, copyrights and patentable inventions and processes, (ii) upon written notice to such Company, the exercise of voting rights with respect to voting securities, which rights may be exercised, if the Agent so elects, with a view to causing the liquidation in a commercially reasonable manner of assets of the issuer of any such securities and
                  (iii) the execution, delivery and recording, in connection with any sale or other disposition of any Collateral, of the endorsements, assignments or other instruments of conveyance or transfer with respect to such Collateral; and

                           (b) to file such  financing  statements  with respect
                  hereto, with or without such Company's signature, or a photocopy of this Agreement in substitution for a financing statement, as the Agent may deem appropriate and to execute in such Company's name such financing statements and amendments thereto and continuation statements which may require such Company's signature.

                  13.2. Ratification by Company. To the extent permitted by law, each of the Companies hereby ratifies all that said attorneys shall lawfully do or cause to be done by virtue hereof. This power of attorney is a power coupled with an interest and shall be irrevocable.

                  13.3. No Duty on Agent. The powers conferred on the Agent hereunder are solely to protect the interests of the Agent and the Banks in the Collateral and shall not impose any duty upon the Agent to exercise any such powers. The Agent shall be accountable only for the amounts that it actually receives as a result of the exercise of such powers and neither it nor any of its officers, directors, employees or agents shall be responsible to such Company for any act or failure to act, except for the Agent's own gross negligence or willful misconduct.

         14. Remedies. If an Event of Default shall have occurred and be continuing, the Agent may, without notice to or demand upon any Company, declare this Agreement to be in default, and the Agent shall thereafter have in any jurisdiction in which enforcement hereof is sought, in addition to all other rights and remedies, the rights and remedies of a secured party under the Uniform Commercial Code, including, without limitation, the right to take possession of the Collateral, and for that purpose the Agent may, so far as such Company can give authority therefor, enter upon any premises on which the Collateral may be situated and remove the same therefrom. The Agent may in its discretion require such Company to assemble all or any part of the Collateral at such location or locations within the state(s) of such Company's principal office(s) or at such other locations as the Agent may designate. Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, the Agent shall give to such Company at least seven (7) Business Days prior written notice of the time and place of any public sale of Collateral or of the time after which any private sale or any other intended disposition is to be made. Each of the Companies hereby acknowledges that seven (7) Business Days prior written notice of such sale or sales shall be reasonable notice. In addition, each of the Companies waives any and all rights that it may have to a judicial hearing in advance of the enforcement of any of the Agent's rights hereunder, including, without limitation, its right following an Event of Default to take immediate possession of the Collateral and to exercise its rights with respect thereto. To the extent that any of the Obligations are to be paid or performed by a person other than one of the Companies, each of the Companies waives and agrees not to assert any rights or privileges which it may have under ss.9-112 of the Uniform Commercial Code of the The Commonwealth of Massachusetts.

         15. No Waiver, etc. Except for notices required hereunder or under the Credit Agreement, each of the Companies waives demand, notice, protest, notice of acceptance of this Agreement, notice of loans made, credit extended, Collateral received or delivered or other action taken in reliance hereon and all other demands and notices of any description. With respect to both the Obligations and the Collateral, each of the Companies assents to any extension or postponement of the time of payment or any other indulgence, to any substitution, exchange or release of or failure to perfect any security interest in any Collateral, to the addition or release of any party or person primarily or secondarily liable, to the acceptance of partial payment thereon and the settlement, compromising or adjusting of any thereof, all in such manner and at such time or times as the Agent may deem advisable. The Agent shall have no duty as to the collection or protection of the Collateral or any income thereon, nor as to the preservation of rights against prior parties, nor as to the preservation of any rights pertaining thereto beyond the safe custody thereof as set forth in ss.9.2. The Agent shall not be deemed to have waived any of its rights upon or under the Obligations or the Collateral unless such waiver shall be in writing and signed by the Agent with the consent of the Majority Banks. No delay or omission on the part of the Agent in exercising any right shall operate as a waiver of such right or any other right. A waiver on any one occasion shall not be construed as a bar to or waiver of any right on any future occasion. All rights and remedies of the Agent with respect to the Obligations or the Collateral, whether evidenced hereby or by any other instrument or papers, shall be cumulative and may be exercised singularly, alternatively, successively or concurrently at such time or at such times as the Agent deems expedient.

         16. Marshalling. Neither the Agent nor any Bank shall be required to marshal any present or future collateral security (including but not limited to this Agreement and the Collateral) for, or other assurances of payment of, the Obligations or any of them or to resort to such collateral security or other assurances of payment in any particular order, and all of the rights of the Agent hereunder and of the Agent or any Bank in respect of such collateral security and other assurances of payment shall be cumulative and in addition to all other rights, however existing or arising. To the extent that it lawfully may, each of the Companies hereby agrees that it will not invoke any law relating to the marshalling of collateral which might cause delay in or impede the enforcement of the Agent's rights under this Agreement or under any other instrument creating or evidencing any of the Obligations or under which any of the Obligations is outstanding or by which any of the Obligations is secured or payment thereof is otherwise assured, and, to the extent that it lawfully may, each of the Companies hereby irrevocably waives the benefits of all such laws.

         17. Proceeds of Dispositions; Expenses. Each of the Companies shall pay to the Agent on demand any and all expenses, including reasonable attorneys' fees and disbursements, incurred or paid by the Agent in protecting, preserving or enforcing the Agent's rights under or in respect of any of the Obligations or any of the Collateral. After deducting all of said expenses, the residue of any proceeds of collection or sale of the Obligations or Collateral shall, to the extent actually received in cash, be applied to the payment of the Obligations in such order or preference as the Bank may determine or in such order or preference as is provided in the Credit Agreement, proper allowance and provision being made for any Obligations not then due. Upon the final payment and satisfaction in full of all of the Obligations and after making any payments required by Section 9-504(1)(c) of the Uniform Commercial Code of the The Commonwealth of Massachusetts, any excess shall be returned to the applicable Company, and such Company shall remain liable for any deficiency in the payment of the Obligations.

         18. Overdue Amounts. Until paid, all amounts due and payable by the Companies hereunder shall be a debt secured by the Collateral and shall bear, whether before or after judgment, interest at the rate of interest for overdue principal set forth in the Credit Agreement.

         19. Governing Law; Consent to Jurisdiction. THIS AGREEMENT IS INTENDED TO TAKE EFFECT AS A SEALED INSTRUMENT AND SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE THE COMMONWEALTH OF MASSACHUSETTS. Each of the Companies agrees that any suit for the enforcement of this Agreement may be brought in the courts of the The Commonwealth of Massachusetts or any federal court sitting therein and consents to the non-exclusive jurisdiction of such court and to service of process in any such suit being made upon such Company by mail at the address specified under its signature on the signature pages hereto. Each of the Companies hereby waives any objection that it may now or hereafter have to the venue of any such suit or any such court or that such suit is brought in an inconvenient court.

         20. Waiver of Jury Trial. EACH OF THE COMPANIES, THE AGENT AND THE BANKS WAIVES ITS RIGHT TO A JURY TRIAL WITH RESPECT TO ANY ACTION OR CLAIM ARISING OUT OF ANY DISPUTE IN CONNECTION WITH THIS AGREEMENT, ANY RIGHTS OR OBLIGATIONS HEREUNDER OR THE PERFORMANCE OF ANY SUCH RIGHTS OR OBLIGATIONS. Except as prohibited by law, each of the Companies waives any right which it may have to claim or recover in any litigation referred to in the preceding sentence any special, exemplary, punitive or consequential damages or any damages other than, or in addition to, actual damages. Each of the Companies (i) certifies that neither the Agent or any Bank nor any representative, agent or attorney of the Agent or any Bank has represented, expressly or otherwise, that the Agent or any Bank would not, in the event of litigation, seek to enforce the foregoing waivers and (ii) acknowledges that, in entering into the Credit Agreement and the other Loan Documents to which the Agent or any Bank is a party, the Agent and the Banks are relying upon, among other things, the waivers and certifications contained in this ss.20.

         21. Concerning Revised Article 9 of the Uniform Commercial Code. The parties acknowledge and agree to the following provisions of this Agreement in anticipation of the possible application, in one or more jurisdictions to the transactions contemplated hereby, of the revised Article 9 of the Uniform Commercial Code in the form or substantially in the form approved by the American Law Institute and the National Conference of Commissioners on Uniform State Law and contained in the 1999 official text of Revised Article 9 ("Revised
Article 9").

                  21.1. Attachment. In applying the law of any jurisdiction in which Revised Article 9 is in effect, the Collateral (other than Collateral excluded by the terms of ss.2.3) is all assets of the
         Companies, whether or not within the scope of Revised Article 9. The Collateral shall include, without limitation, the following categories of assets as defined in Revised Article 9: goods (including inventory, equipment and any accessions thereto), instruments (including promissory notes), documents, accounts (including health-care-insurance receivables), chattel paper (whether tangible or electronic), deposit accounts, letter-of-credit rights (whether or not the letter of credit is evidenced by a writing), commercial tort claims, securities and all other investment property, general intangibles (including payment intangibles and software), supporting obligations and any and all proceeds of any thereof, wherever located, whether now owned and hereafter acquired. If any Company shall at any time, whether or not Revised Article 9 is in effect in any particular jurisdiction, acquire a commercial tort claim, as defined in Revised Article 9, such Company shall immediately notify the Agent in a writing signed by such Company of the brief details thereof and grant to the Agent in such writing a security interest therein and in the proceeds thereof, all upon the terms of this Agreement, with such writing to be in form and substance satisfactory to the Agent.

                  21.2. Perfection by Filing. The Agent may at any time and from time to time, pursuant to the provisions of ss.13, file financing statements, continuation statements and amendments thereto that describe the Collateral as all assets of the applicable Company or words of similar effect and which contain any other information required by Part 5 of Revised Article 9 for the sufficiency or filing office acceptance of any financing statement, continuation statement or amendment, including whether such Company is an organization, the type of organization and any organization identification number issued to such Company. Each of the Companies agrees to furnish any such information to the Agent promptly upon request. Any such financing statements, continuation statements or amendments may be signed by the Agent on behalf of such Company, as provided in ss.13, and may be filed at any time in any jurisdiction whether or not Revised Article 9 is then in effect in that jurisdiction.

                  21.3. Other Perfection, etc. Each of the Companies shall at any time and from time to time, whether or not Revised Article 9 is in effect in any particular jurisdiction, take such steps as the Agent may reasonably request for the Agent (a) to obtain an acknowledgement, in form and substance satisfactory to the Agent, of any bailee having possession of any of the Collateral that the bailee holds such Collateral for the Agent, (b) to obtain "control" of any investment property, deposit accounts, letter-of-credit rights or electronic chattel paper (as such terms are defined in Revised Article 9 with corresponding provisions in Rev. ss.ss. 9-104, 9-105, 9-106 and 9-107 relating to what constitutes "control" for such items of Collateral), with any agreements establishing control to be in form and substance satisfactory to the Agent, and (c) otherwise to insure the continued perfection and priority of the Agent's security interest in any of the Collateral and of the preservation of its rights therein, whether in anticipation and following the effectiveness of Revised Article 9 in any jurisdiction.

                  21.4. Other Provisions. In applying the law of any jurisdiction in which Revised Article 9 is in effect, the following references to sections in this Agreement to existing Article 9 of that jurisdiction shall be to the Revised Article 9 Section of that jurisdiction indicated below:

@@
        ------------------------------------- ----------------------------------- -----------------------------------
        Agreement Section                     Existing Article 9                  Revised Article 9
        ------------------------------------- ----------------------------------- -----------------------------------
        3                                   ss. 9-109(3)                          Rev.ss.9-102(a)(34)
        ------------------------------------- ----------------------------------- -----------------------------------
        ------------------------------------- ----------------------------------- -----------------------------------
        9.2                                 ss. 9-207                             Rev.ss.9-207
        ------------------------------------- ----------------------------------- -----------------------------------
        ------------------------------------- ----------------------------------- -----------------------------------
        12                                  ss.ss.8-106 and 9-115 (1994)           Rev.ss.ss.8-106 and 9-106
        ------------------------------------- ----------------------------------- -----------------------------------
        ------------------------------------- ----------------------------------- -----------------------------------
        17                                  ss. 9-504(1)(c)                       Rev.ss.ss.9-608(a)(1)(C) and
                                                                                  9-615(a)(3)
        ------------------------------------- ----------------------------------- -----------------------------------
@@

                  21.5. Savings Clause. Nothing contained in this ss.21 shall be construed to narrow the scope of the Agent's security interest in any of the Collateral or the perfection or priority thereof or to impair or otherwise limit any of the rights, powers, privileges or remedies of the Agent or any Bank hereunder except (and then only to the extent) mandated by Revised Article 9 to the extent then applicable.

         22. Miscellaneous. The headings of each section of this Agreement are for convenience only and shall not define or limit the provisions thereof. This Agreement and all rights and obligations hereunder shall be binding upon each of the Companies and its respective successors and assigns, and shall inure to the benefit of the Agent, the Banks and their respective successors and assigns. If any term of this Agreement shall be held to be invalid, illegal or unenforceable, the validity of all other terms hereof shall in no way be affected thereby, and this Agreement shall be construed and be enforceable as if such invalid, illegal or unenforceable term had not been included herein. Each of the Companies acknowledges receipt of a copy of this Agreement.

         IN WITNESS WHEREOF, intending to be legally bound, each of the Companies has caused this Agreement to be duly executed as of the date first above written.

                                 IONICS, INCORPORATED

                                 By: /s/ Daniel M. Kuzmak
                                    ---------------------------------
                                    Name: Daniel M. Kuzmak
                                    Title:    Vice President, Finance and
                                              Chief Financial officer

                                    Address:
                                    65 Grove Street
                                    Watertown, MA  02472



                                 AQUA COOL ENTERPRISES, INC.

                                 By: /s/ Theodore G. Papastavros
                                    -----------------------------------
                                    Name: Theodore G. Papastavros
                                    Title:   Treasurer

                                    Address:
                                    65 Grove Street
                                    Watertown, MA  02472



                                 AQUA DESIGN, INC.

                                 By: /s/ Edward J. Cichon
                                    --------------------------------------
                                     Name: Edward J. Cichon
                                     Title:   President

                                     Address:
                                     4710 Eisenhower Boulevard
                                     Tampa, FL  33634



                                 FIDELITY PUREWATER, INC.

                                 By: /s/ Anthony DiPaola
                                    ---------------------------------------
                                     Name: Anthony DiPaloa
                                     Title:   Treasurer

                                     Address:
                                     5900 Silver Creek Valley Road
                                     San Jose, CA 95138-1009


                                 FIDELITY WATER SYSTEMS, INC.

                                 By: /s/ Anthony DiPaola
                                    -----------------------------------------
                                     Name: Anthony DiPaola
                                     Title:   Treasurer

                                     Address:
                                     5900 Silver Creek Valley Road
                                     San Jose, CA 95138-1009


                                 IONICS KOREA, INC.

                                 By: /s/ Arthur L. Goldstein
                                    ----------------------------------------
                                     Name: Arthur L. Goldstein
                                     Title:   President

                                     Address:
                                     Rm. 516, Sung Gee Officetel
                                     702-13 Yonksam-Dong
                                     Kangnam-Ku, Seoul 135-080, Korea

                                     IONICS LIFE SCIENCES, INC.

                                     By: /s/ Theodore G. Papastavros
                                        -----------------------------------
                                         Name: Theodore G. Papastavros
                                         Title:    Treasurer

                                         Address:
                                         113 Dickinson Road, Suite A-5
                                         North Wales, PA 19454-2534


                                     IONICS ULTRAPURE WATER CORPORATION

                                     By: /s/ Stephen Korn
                                        ---------------------------------------
                                         Name: Stephen Korn
                                         Title:   Secretary

                                         Address:
                                         5900 Silver Creek Valley Road
                                         San Jose, CA 95138-1009


                                     RESOURCES CONSERVATION CO. INTERNATIONAL

                                     By: /s/ Stephen Korn
                                        ---------------------------------------
                                        Name: Stephen Korn
                                        Title:   Secretary

                                        Address:
                                        3006 Northrup Way
                                        Bellevue, WA 98004-1407


                                     SEPARATION TECHNOLOGY INC.

                                     By: /s/ Ark W. Pang
                                        ---------------------------------------
                                        Name: Ark W. Pang
                                        Title:   President

                                        Address:
                                        1983 Sloan Place
                                        St. Paul, MN  55117




                                     SIEVERS INSTRUMENTS, INC.

                                     By: /s/ Stephen Korn
                                        ---------------------------------------
                                         Name: Stephen Korn
                                         Title:   Secretary

                                         Address:
                                         6060 Spine Road
                                         Boulder, CO  80301


Accepted:

FLEET NATIONAL BANK, as Agent

By: /s/ John C. Dunne
   --------------------------
      John C. Dunne,
      Senior Vice President

                          CERTIFICATE OF ACKNOWLEDGMENT

COMMONWEALTH OF MASSACHUSETTS                                          )
                                                                       )  ss.
COUNTY OF SUFFOLK                                                      )

         Before me, the undersigned, a Notary Public in and for the county aforesaid, on this 1st day of March, 2001, personally appeared Daniel M. Kuzmak to me known personally, and who, being by me duly sworn, deposes and says that he is the Vice President, Finance and Chief Financial Officer of Ionics, Incorporated, and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said Daniel M. Kuzmak acknowledged said instrument to be the free act and deed of said corporation.

                                   /s/ Stephen Korn
                                   -------------------------------------
                                      Notary Public
                                      My commission expires:  9/9/2005



                          CERTIFICATE OF ACKNOWLEDGMENT

COMMONWEALTH OF MASSACHUSETTS                                          )
                                                                       )  ss.
COUNTY OF SUFFOLK                                                      )

         Before me, the undersigned, a Notary Public in and for the county aforesaid, on this 1st day of March, 2001, personally appeared Theodore G. Papastavros to me known personally, and who, being by me duly sworn, deposes and says that he is the Treasurer of Aqua Cool Enterprises, Inc., and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said Theodore G. Papastavros acknowledged said instrument to be the free act and deed of said corporation.

                                      /s/ Stephen Korn
                                      -------------------------------------
                                         Notary Public
                                         My commission expires:  9/9/2005

                          CERTIFICATE OF ACKNOWLEDGMENT

COMMONWEALTH OF MASSACHUSETTS                                          )
                                                                       )  ss.
COUNTY OF SUFFOLK                                                      )

         Before me, the undersigned, a Notary Public in and for the county aforesaid, on this 1st day of March, 2001, personally appeared Edward J. Cichon to me known personally, and who, being by me duly sworn, deposes and says that he is the President of Aqua Design, Inc., and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said Edward J. Cichon acknowledged said instrument to be the free act and deed of said corporation.

                                      /s/ Stephen Korn
                                      -------------------------------------
                                         Notary Public
                                         My commission expires:  9/9/2005



                          CERTIFICATE OF ACKNOWLEDGMENT

COMMONWEALTH OF MASSACHUSETTS                                          )
                                                                       )  ss.
COUNTY OF SUFFOLK                                                      )

         Before me, the undersigned, a Notary Public in and for the county aforesaid, on this 1st day of March, 2001, personally appeared Anthony DiPaola to me known personally, and who, being by me duly sworn, deposes and says that he is the Treasurer of Fidelity Purewater, Inc., and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said Anthony DiPaola acknowledged said instrument to be the free act and deed of said corporation.

                                      /s/ Stephen Korn
                                      -------------------------------------
                                         Notary Public
                                         My commission expires:  9/9/2005

                          CERTIFICATE OF ACKNOWLEDGMENT

COMMONWEALTH OF MASSACHUSETTS                                          )
                                                                       )  ss.
COUNTY OF SUFFOLK                                                      )

         Before me, the undersigned, a Notary Public in and for the county aforesaid, on this 1st day of March, 2001, personally appeared Anthony DiPaola to me known personally, and who, being by me duly sworn, deposes and says that he is the Treasurer of Fidelity Water Systems, Inc., and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said Anthony DiPaola acknowledged said instrument to be the free act and deed of said corporation.

                                        /s/ Stephen Korn
                                        -------------------------------------
                                            Notary Public
                                            My commission expires:  9/9/2005



                          CERTIFICATE OF ACKNOWLEDGMENT

COMMONWEALTH OF MASSACHUSETTS                                          )
                                                                       )  ss.
COUNTY OF SUFFOLK                                                      )

         Before me, the undersigned, a Notary Public in and for the county aforesaid, on this 1st day of March, 2001, personally appeared Arthur L. Goldstein to me known personally, and who, being by me duly sworn, deposes and says that he is the President of Ionics Korea, Inc., and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said Arthur L. Goldstein acknowledged said instrument to be the free act and deed of said corporation.

                                         /s/ Stephen Korn
                                         -------------------------------------
                                            Notary Public
                                            My commission expires:  9/9/2005

                          CERTIFICATE OF ACKNOWLEDGMENT

COMMONWEALTH OF MASSACHUSETTS                                          )
                                                                       )  ss.
COUNTY OF SUFFOLK                                                      )

         Before me, the undersigned, a Notary Public in and for the county aforesaid, on this 1st day of March, 2001, personally appeared Theodore G. Papastavros to me known personally, and who, being by me duly sworn, deposes and says that he is the Treasurer of Ionics Life Sciences, Inc., and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said Theodore G. Papastavros acknowledged said instrument to be the free act and deed of said corporation.

                                         /s/ Stephen Korn
                                         -------------------------------------
                                             Notary Public
                                             My commission expires:  9/9/2005



                          CERTIFICATE OF ACKNOWLEDGMENT

COMMONWEALTH OF MASSACHUSETTS                                          )
                                                                       )  ss.
COUNTY OF SUFFOLK                                                      )

         Before me, the undersigned, a Notary Public in and for the county aforesaid, on this 1st day of March, 2001, personally appeared Stephen Korn to me known personally, and who, being by me duly sworn, deposes and says that he is the Secretary of Ionics Ultrapure Water Corporation, and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said Stephen Korn acknowledged said instrument to be the free act and deed of said corporation.


                             /s/ S. Peter Mosgofian
                             ---------------------------------------
                                 Notary Public
                                 My commission expires:  May 7, 2004

                          CERTIFICATE OF ACKNOWLEDGMENT

COMMONWEALTH OF MASSACHUSETTS                                          )
                                                                       )  ss.
COUNTY OF SUFFOLK                                                      )

         Before me, the undersigned, a Notary Public in and for the county aforesaid, on this 1st day of March, 2001, personally appeared Stephen Korn to me known personally, and who, being by me duly sworn, deposes and says that he is the Secretary of Resources Conservation Co. International, and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said Stephen Korn acknowledged said instrument to be the free act and deed of said corporation.

                             /s/ S. Peter Mosgofian
                             ---------------------------------------
                                 Notary Public
                                 My commission expires:  May 7, 2004



                          CERTIFICATE OF ACKNOWLEDGMENT

COMMONWEALTH OF MASSACHUSETTS                                          )
                                                                       )  ss.
COUNTY OF SUFFOLK                                                      )

         Before me, the undersigned, a Notary Public in and for the county aforesaid, on this 1st day of March, 2001, personally appeared Ark W. Pang to me known personally, and who, being by me duly sworn, deposes and says that he is the President of Separation Technology Inc., and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said Ark W. Pang acknowledged said instrument to be the free act and deed of said corporation.

                                     /s/ Stephen Korn
                                     ---------------------------------------
                                         Notary Public
                                         My commission expires:  9/9/2005

                          CERTIFICATE OF ACKNOWLEDGMENT

COMMONWEALTH OF MASSACHUSETTS                                          )
                                                                       )  ss.
COUNTY OF SUFFOLK                                                      )

         Before me, the undersigned, a Notary Public in and for the county aforesaid, on this 1st day of March, 2001, personally appeared Stephen Korn to me known personally, and who, being by me duly sworn, deposes and says that he is the Secretary of Sievers Instruments, Inc., and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said Stephen Korn acknowledged said instrument to be the free act and deed of said corporation.

                                     /s/ S. Peter Mosgofian
                                     ---------------------------------------
                                         Notary Public
                                         My commission expires:  May 7, 2004

                                 Exhibit 10.3(3)

                                ESCROW AGREEMENT

         THIS ESCROW AGREEMENT, entered into as of the 1st day of March, 2001 by and among Ionics, Incorporated, a Massachusetts corporation (the "Company"), Fleet National Bank as agent (the "Agent") for itself and such other financial institutions that are or may become parties to that certain Credit Agreement (as defined below) from time to time in accordance with the provisions thereof (collectively referred to herein as the "Banks") and Hutchins, Wheeler & Dittmar, A Professional Corporation, as the escrow agent (the "Escrow Agent").

         WHEREAS, the Company, the Banks and the Agent have entered into a Second Amended and Restated Revolving Credit Agreement (as amended from time to time and in effect, the "Credit Agreement"), dated as of July 28, 2000, pursuant to which the Banks have agreed to make certain loans to the Company;

         WHEREAS, the Company and its domestic Subsidiaries have agreed to grant to Agent on behalf of the Banks and the Agent a security interest in all of their personal property subject to and in accordance with the terms of ss.6 of the Credit Agreement and the Security Agreement, dated as of the date hereof, among the Company, its domestic Subsidiaries and the Agent (the "Security Agreement");

         WHEREAS, pursuant to the terms of the Credit Agreement, the Company and each of its domestic Subsidiaries, shall execute and deliver to the Escrow Agent on or prior to March 1, 2001, the Security Agreement and the Financing Statements to be filed in each of the jurisdictions specified on Schedule I hereto (collectively, the "Security Documents"); and

         WHEREAS, pursuant to the terms of this Agreement, the Escrow Agent shall deliver to Agent or the Company, as the case may be, the Security Documents upon the conditions and at such times as provided for herein;

         NOW, THEREFORE, in consideration of the foregoing, and of the mutual covenants and agreements hereinafter set forth, the parties, intending to be bound legally, agree as follows:

          ss.1. Definitions. All capitalized terms used in this Agreement and not otherwise defined herein shall have the respective meanings ascribed to them in the Credit Agreement.

       ss.2.      Security Documents.
                  -------- ---------

                  (a) Delivery to Escrow Agent. On or prior to March 1, 2001, the Company shall, and shall cause each of its domestic Subsidiaries to, execute and deliver to the Escrow Agent the Security Documents to which they are a party to be held in escrow by the Escrow Agent.

                  (b) Receipt by Escrow Agent. The Escrow Agent hereby acknowledges receipt of and accepts the Security Documents in escrow and agrees to hold and keep same in accordance with the terms and conditions hereof, and to deliver the Security Documents upon the occurrence of the conditions hereinafter set forth.

                  (c) Delivery to Agent. The Escrow Agent shall deliver the Security Documents to the Agent immediately upon receipt by the Escrow Agent of a written notice from the Agent (with a copy to the Company), including a certificate from the Agent, stating that an Event of Default has occurred and is continuing (hereinafter referred to as a "Triggering Event").

                  (d) Delivery to Company. On May 16, 2001, unless prior to such date the Escrow Agent has received a written notice from the Agent in accordance with ss.2(c) above stating that a Triggering Event has occurred, the Escrow Agent shall deliver the Security Documents to the Company.

         ss.3.1. Duties. The Escrow Agent undertakes to perform all duties which are expressly set forth in this Agreement.

         ss.3.2. Expenses. If the Escrow Agent's duties and responsibilities are increased beyond that contemplated within this Agreement, compensation will be allowed as agreed upon in writing by all of the parties hereto. Such fees and expenses shall be borne by the Company.

         ss.3.3. Indemnification. The Company agrees to indemnify and hold harmless the Escrow Agent, its officers, partners, employees and agents against any and all costs, losses, claims, damages, liabilities and expenses (including reasonable costs of investigation, court costs and attorney's fees) which may be imposed upon the Escrow Agent in connection with its acceptance of appointment as Escrow Agent hereunder (except those arising out of the Escrow Agent's failure to comply with the provisions of this Agreement or the gross negligence or willful misconduct of the Escrow Agent), including any litigation arising from this Agreement or involving the subject matter hereof, and all such costs and expenses shall be for the account of and shall be borne and said by the Company as a condition to termination of this Agreement.

         ss.3.4. Dispute. In the event of any disagreement among any of the parties to this Agreement, the Escrow Agent shall refuse to comply with any such claims or demands as long as such disagreements may continue, and in so refusing, the Escrow Agent shall make no delivery or other disposition of any property then held by it under this Agreement and in so doing the Escrow Agent may continue to refrain from acting until (a) the rights of adverse claimants shall have been finally adjudicated in a court assuming and having jurisdiction over the property involved herein or affected hereby and all appeal periods with respect thereto have expired with no appeal having been taken, or (b) all differences shall have been settled by agreement and the Escrow Agent shall have been notified in writing of such agreement signed by the Company and the Agent. In the event of a final adjudication of the rights and obligations of the parties by a court of competent jurisdiction, the Escrow Agent shall comply with the instructions of such court. In the event differences between the Company and the Agent shall be settled by agreement, the Escrow Agent shall comply with the instructions signed by the Company and the Agent.

         ss.3.5. Resignation. The Escrow Agent reserves the right to resign as Escrow Agent at any time, provided thirty (30) days' prior written notice is given to the other parties hereto. The other parties hereto reserve the right to remove the Escrow Agent at any time, provided thirty (30) days' prior written notice is given to the Escrow Agent. The Escrow Agent neither approves nor disapproves of this transaction, nor does it recommend for or against, nor does it have an opinion as to the legality or validity of this transaction.

       ss.4.  Liabilities of Escrow Agent; Etc.
              ----------- -- ------ -----  ---

         4.1. Limitations. The Escrow Agent shall be liable only to accept, hold and deliver the Security Documents as may be delivered to the Escrow Agent in accordance with the provisions of this Agreement and any amendments hereto, provided, however, that the Escrow Agent shall not incur any liability with respect to (a) any action taken or omitted in good faith upon the advice of its counsel given with respect to any questions relating to the duties and responsibilities of the Escrow Agent under this Agreement, or (b) any action taken or omitted in reliance upon any instrument (including the execution, the identity or authority of any person executing such instrument, its validity and effectiveness, and the truth and accuracy of any information contained therein) which the Escrow Agent shall in good faith believe to be genuine, to have been signed by a proper person or persons and to conform to the provisions of this Agreement.

         ss.4.2. Collateral Agreements. The Escrow Agent shall not be bound in any way by any contract or agreement between the other parties hereto, whether or not it has knowledge of any such contract or agreement or of its terms or conditions.

         ss.4.3. Escrow Agent as Counsel to Company. The Agent hereby acknowledges that (a) as of the date hereof the Escrow Agent is counsel to the Company and (b) in the event of a dispute between the Company and the Agent or any of the Banks, the Escrow Agent in its capacity as counsel to the Company shall not be prohibited from representing the Company in connection with such dispute. Notwithstanding the foregoing, the Escrow Agent shall at all times strictly comply with its obligations under this Agreement.

         ss.5.  Termination.  This Agreement  shall terminate on the earliest of
(a) the date the Escrow Agent delivers the Security Documents to the Agent in accordance with the terms of this Agreement and (b) the date on which the Escrow Agent receives from the Agent and the Company a written notice stating that this Agreement has been terminated. This Agreement shall not be otherwise terminated.

       ss.6.  Other Provisions.
              ----- ----------

         6.1. Notices. All notices and other communications required or permitted to be given under or by reason of this Agreement shall be in writing and shall be deemed to have been duly given on the date of personal delivery to or on the date of receipt at the addresses set forth in this ss.6.1 or at such other address as may be specified in writing by the party to whom notice is to be given. If mailed by first-class, postage prepaid, registered mail, return receipt requested, such written notices shall be deemed to have been received as of the date set forth on the return receipt. Notices, demands, and communications will, unless another address is specified in writing, be sent to the persons and at the addresses indicated below:

         To Company:
         ----------

                  Ionics, Incorporated
                  65 Grove Street
                  Watertown, MA 02472
                  Attention:  General Counsel

         Copy      (which shall not constitute notice) to:

                  Hutchins, Wheeler & Dittmar, A Professional Corporation 101 Federal Street
                  Boston, Massachusetts  02110
                  Attention:  Jack H. Fainberg, Esq.

         To Agent:

                  Fleet National Bank
                  100 Federal Street
                  Boston, Massachusetts  02110
                  Attention:  John C. Dunne, Senior Vice President

         Copy      (which shall not constitute notice) to:

                  Bingham Dana LLP
                  150 Federal Street
                  Boston, Massachusetts  02110
                  Attention:  Linda J. Groves, Esq.

         To Escrow Agent:
         ---------------

                  Hutchins, Wheeler & Dittmar,A Professional Corporation 101 Federal St.
                  Boston, Massachusetts 02110
                  Attention:  Jack H. Fainberg, Esq.

         6.2. Benefit and Assignment. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns as permitted hereunder. No person or entity other than the parties hereto is or shall be entitled to bring any action to enforce any provision of this Agreement against any of the parties hereto, and the covenants and agreements set forth in this Agreement shall be solely for the benefit of, and shall be enforceable only by, the parties hereto or their respective successors and assigns as permitted hereunder. No party to this Agreement may assign this Agreement or any rights hereunder without the prior written consent of the parties hereto.

         6.3. Entire Agreement; Amendment. This Agreement, together with the Credit Agreement and the Security Agreement, contains all the terms agreed upon by the parties with respect to the subject matter hereof and supersedes all prior oral or written agreements, commitments or understandings with respect to such matters. This Agreement may be amended only by a written instrument signed by the party against whom enforcement or any waiver, change, modification, extension or discharge is sought.

     6.4. Headings. The headings of the sections and subsections of this Agreement are for purposes of reference only and do not evidence the intentions of the parties.

         6.5. Governing Law. This Agreement shall be governed by, and construed according to, the laws of The Commonwealth of Massachusetts (without regard to the choice of law provisions thereof).

         6.6. Counterparts. This Agreement may be signed upon any number of counterparts with the same effect as if the signatures on all counterparts are upon the same instrument.

               THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK

         IN WITNESS WHEREOF, the parties hereto have executed this ESCROW AGREEMENT as of the date set forth above.

                                            IONICS, INCORPORATED

                                            By:/s/ Daniel M. Kuzmak
                                            ------------------------------------
                                            Name: Daniel M. Kuzmak
                                            Title:   Vice President, Finance and
                                                     Chief Financial Officer

                                            FLEET NATIONAL BANK, AS AGENT

                                            By:/s/ John C Dunne
                                            ------------------------------------
                                            John C. Dunne, Senior Vice President

                                            HUTCHINS, WHEELER & DITTMAR,
                                            as Escrow Agent

                                            By:/s/ Jack Fainberg
                                            ------------------------------------
                                            Name: Jack Fainberg
                                            Title: Shareholder

                                 Exhibit 10.3(4)

               SEVENTH AMENDED AND RESTATED REVOLVING CREDIT NOTE

$80,000,000                                                       March 1, 2001


         FOR  VALUE  RECEIVED,   the  undersigned   IONICS,   INCORPORATED  (the
"Borrower"), hereby promises to pay to the order of FLEET NATIONAL BANK, a national banking association (the "Bank") at the Agent's head office at 100 Federal Street, Boston, Massachusetts, 02110.

                  (a) prior to or on December 31, 2004, the principal amount of Eighty Million Dollars ($80,000,000) or, if less, the aggregate unpaid principal amount of the Revolving Credit Loans advanced by the Bank to the Borrower pursuant to the Second Amended and Restated Credit Agreement, dated as of July 28, 2000 (as amended and in effect from time to time, the "Credit Agreement"), among the Borrower, the Bank and the other parties thereto;

               (b) the principal outstanding hereunder from time to time at the times provided in the Credit Agreement; and

                  (c) interest on the principal balance hereof from time to time outstanding from the Closing Date under the Credit Agreement through and including the maturity date hereof at the times and at the rate provided in the Credit Agreement.

         This Note is an amendment and restatement in its entirety of the Sixth Amended and Restated Loan Note issued by the Borrower to the Bank in the original principal amount of $70,000,000, dated July 28, 2000 (the "Amended
Note"). The Note is issued in substitution for, and not in payment of, the Amended Note.

         This Note evidences borrowings under and has been issued by the Borrower in accordance with the terms of the Credit Agreement. The Bank and any holder hereof is entitled to the benefits of the Credit Agreement and the other Loan Documents, and may enforce the agreements of the Borrower contained therein, and any holder hereof may exercise the respective remedies provided for thereby or otherwise available in respect thereof, all in accordance with the respective terms thereof. All capitalized terms used in this Note and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.

         The Borrower irrevocably authorizes the Bank to make or cause to be made, at or about the time of the drawdown date of any Loan or at the time of receipt of any payment of principal of this Note, an appropriate notation on the grid attached to this Note, or the continuation of such grid, or any other similar record, including computer records, reflecting the making of such Loan or (as the case may be) the receipt of such payment. The outstanding amount of the Revolving Credit Loans set forth on the grid attached to this Note, or the continuation of such grid, or any other similar record, including computer records, maintained by the Bank with respect to any Revolving Credit Loans shall be prima facie evidence of the principal amount thereof owing and unpaid to the Bank, but the failure to record, or any error in so recording, any such amount on any such grid, continuation or other record shall not limit or otherwise affect the obligation of the Borrower hereunder or under the Credit Agreement to make payments of principal of and interest on this Note when due.

         The Borrower has the right in certain circumstances and the obligation under certain other circumstances to prepay the whole or part of the principal of this Note on the terms and conditions specified in the Credit Agreement.

         If any one or more of the Events of Default shall occur, the entire unpaid principal amount of this Note and all of the unpaid interest accrued thereon may become or be declared due and payable in the manner and with the effect provided in the Credit Agreement.

         No delay or omission on the part of the Bank or any holder hereof in exercising any right hereunder shall operate as a waiver of such right or of any other rights of the Bank or such holder, nor shall any delay, omission or waiver on any one occasion be deemed a bar or waiver of the same or any other right on any further occasion.

         The Borrower and every endorser and guarantor of this Note or the obligation represented hereby waives presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Note, and assents to any extension or postponement of the time of payment or any other indulgence, to any substitution, exchange or release of collateral and to the addition or release of any other party or person primarily or secondarily liable.

         THIS NOTE AND THE OBLIGATIONS OF THE BORROWER HEREUNDER SHALL FOR ALL PURPOSES BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE COMMONWEALTH OF MASSACHUSETTS (EXCLUDING THE LAWS APPLICABLE TO CONFLICTS OR CHOICE OF LAW). THE BORROWER AGREES THAT ANY SUIT FOR THE ENFORCEMENT OF THIS NOTE MAY BE BROUGHT IN THE COURTS OF THE COMMONWEALTH OF MASSACHUSETTS OR ANY FEDERAL COURT SITTING THEREIN AND THE CONSENT TO THE NONEXCLUSIVE JURISDICTION OF SUCH COURT AND THE SERVICE OF PROCESS IN ANY SUCH SUIT BEING MADE UPON THE BORROWER BY MAIL AT THE ADDRESS SPECIFIED IN ss.20 OF THE CREDIT AGREEMENT. THE BORROWER HEREBY WAIVES ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH SUIT OR ANY SUCH COURT OR THAT SUCH SUIT IS BROUGHT IN AN INCONVENIENT COURT.

         This Note shall be deemed to take effect as a sealed instrument under the laws of the Commonwealth of Massachusetts

         IN WITNESS WHEREOF, the undersigned has caused this Note to be signed in its corporate name and its corporate seal to be impressed thereon by its duly authorized officer as of the day and year first above written.

[Corporate Seal]

                                     IONICS, INCORPORATED

                                     By:/s/ Daniel M. Kuzmak
                                     ---------------------------------
                                     Name: Daniel M. Kuzmak
                                     Title:Vice President, Finance and
                                           Chief Financial Officer



------------------- -------------------- ------------------------ -------------------- --------------------
                                                Amount of             Balance of
                          Amount             Principal Paid            Principal            Notation
       Date               of Loan              or Prepaid               Unpaid              Made By:
------------------- -------------------- ------------------------ -------------------- --------------------

------------------- -------------------- ------------------------ -------------------- --------------------
------------------- -------------------- ------------------------ -------------------- --------------------

------------------- -------------------- ------------------------ -------------------- --------------------
------------------- -------------------- ------------------------ -------------------- --------------------

                                 EXHIBIT 10.13

                                 LOAN AGREEMENT

         THIS LOAN AGREEMENT, dated as of October 25, 2000, is entered into by and between HAFEEZ KARAMATH ENGINEERING SERVICES LIMITED ("HKES"), a corporation duly organized and existing under the laws of Trinidad, West Indies, with its principal place of business at 56 Cyrus Trace, El Sorocco Extension, San Juan, Trinidad, W.I. executed in trust for an affiliate of HKES, organized or to be organized under the laws of Saint Lucia, and which will assume all rights and obligations of HKES hereunder, as if it were the original named party hereto in full substitution for HKES (the "Borrower"), with the agreement by the parties that until the affiliate assumes all rights and obligations of HKES hereunder, HKES will continue to be liable for the performance of all obligations of the Borrower under this Agreement and entitled to the benefits of this Agreement (the "Borrower"), and IONICS, INCORPORATED, a corporation duly organized and existing under the laws of the Commonwealth of Massachusetts, United States of America, with its principal place of business at 65 Grove Street, Watertown, Massachusetts, U.S.A. ("Ionics"), executed in trust for an affiliate of Ionics, organized or to be organized under the laws of Saint Lucia, and which will assume all rights and obligations of Ionics hereunder, as if it were the original named party hereto in full substitution for Ionics (the "Lender"), with the agreement by the parties that until the affiliate assumes all rights and obligations of Ionics hereunder, Ionics will continue to be liable for the performance of all obligations of the Lender under this Agreement and entitled to the benefits of this Agreement.

                                   WITNESSETH:

         WHEREAS, Borrower, Lender and The Desalination Company of Trinidad and Tobago Limited, a limited liability company duly organized and existing under the laws of Trinidad, West Indies, with its principal place of business at 56 Cyrus Trace, El Sorocco Extension, San Juan, Trinidad, W.I. ("Desalcott"), have entered into a Shareholder's Agreement dated May 12, 2000 (the "Shareholders' Agreement"), providing, among other things, for the purchase and ownership by Lender and Borrower of shares in Desalcott;

         WHEREAS, in connection with the Shareholders' Agreement, the Borrower has requested that the Lender make a term loan to the Borrower in the original principal amount of U.S.$10,000,000.00 for the purpose of financing the purchase by the Borrower of 200 ordinary shares in Desalcott; and

         WHEREAS, the Lender is willing to make the term loan to the Borrower in the original principal amount of U.S.$10,000,000.00 for such purpose on the terms and subject to the conditions of this Agreement.

         NOW, THEREFORE, in consideration of the premises and covenants herein contained, the parties hereto agree as follows:

              SECTION 1. DEFINITIONS AND PRINCIPLES OF CONSTRUCTION

     1.01. Defined Terms. The following terms (except as otherwise expressly provided or unless the context otherwise requires) for all purposes of this Agreement shall have the respective meanings hereinafter specified:

         "Affiliate" shall mean, a body corporate, limited liability company, limited partnership or other legal entity which is a subsidiary of another or both are subsidiaries of the same body corporate or each of them is controlled by the same person. For this purpose, "control" or "controlled" has the meaning described in Section 4 of the Companies Act of 1995, as in effect on the date this Agreement is executed.

         "Agreement" shall mean this Loan Agreement, including any Schedule, Annex, Exhibit or any other attachment hereto, as amended, supplemented, extended or otherwise modified from time to time.

     "Alternate Rate" shall mean the rate per annum equal to the Base Rate plus two percent (2.00%) per annum.

         "Applicable Margin" shall mean two percent (2.00%) per annum.

         "Base Rate" shall mean, as of the date of any determination thereof, the interest rate announced by Citibank, N.A. from time to time as its prime rate, which prime rate may be adjusted on a daily basis. Accordingly, any change in the Base Rate due to a change in the prime rate shall be effective as of the date of any change in the prime rate.

         "Borrower's Country" shall mean the Republic of Trinidad and Tobago.

         "Borrower Documents" shall mean this Agreement, the Pledge Agreement and all other documents and instruments to be executed and delivered by the Borrower under this Agreement.

         "Borrower's Shares" shall mean all of the shares owned at any time by Borrower in Desalcott.

         "Business Day" shall mean any day on which commercial banks in New York, New York, and Port of Spain, Trinidad are open for domestic and foreign exchange business.

         "Closing Date" shall mean the date on which occurs the "Capitalization Date" (as such term is defined in the Shareholders' Agreement) and closing for the purchase of shares under the Shareholders' Agreement and each of the other conditions precedent to the effectiveness of this Agreement shall have been met or performed to the satisfaction of the Lender.

         "Collateral" includes the two hundred (200) ordinary Shares in Desalcott which will be purchased by the Borrower with the proceeds of the Loan, plus all dividends and other distributions paid or payable with respect to the Pledged Shares, subject to the provisions of clause 2.06 of this Agreement, together with all other property and assets now or from time to time hereafter pledged to secure the Loan or any other obligation or indebtedness of the Borrower to the Lender.

         "Default" shall mean an event which with the giving of notice or the lapse of time, or both, would become an Event of Default.

         "Default Rate" shall mean, as of the date of and determination thereof, the rate per annum equal to the sum of (x) the rate then applicable to the Loan and (y) four percent (4.00%) per annum, but in no event in excess of the maximum rate permitted by applicable law.

         "Determination Date" has the meaning given to it in the definition of Libo Rate.

         "Dollars" or "$" shall mean the lawful currency of the United States of America.

         "Eurodollar Rate" shall mean, at the time any determination thereof is to be made, an interest rate per annum (computed on the actual number of days elapsed over a 360-day year equal to the sum of (i) the Applicable Margin, plus
(ii) the Libo Rate.

         "Event of Default" shall have the meaning set forth in Section 7.01 hereof.

         "First Priority Security Interest" shall mean any first priority security interest in Borrower's Shares, whether now existing or hereinafter arising, granted by the Borrower to any of (i) Republic Bank Limited, Republic Finance and Merchant Bank Limited, or the other financial institutions (collectively, the "Bank") which become lenders pursuant to Clause 29.2 of the Project Loan Agreement dated July 13, 2000 between Desalcott and the Bank (the "Project Loan Agreement"), pursuant to a charge of shares agreement entered or to be entered into among Pledgor, Pledgee, Desalcott and the Bank (ii) any bridge, construction or short-term lenders providing financing for the design, engineering, construction and operation of the desalination plant being constructed by Desalcott in Point Lisas, Republic of Trinidad and Tobago (the "Project"); and (iii) the Overseas Private Investment Corporation and/or other permanent project finance lender providing financing for the Project.

         "Governmental Authority" shall mean, as to any Person, any government (or any political subdivision or jurisdiction thereof), court, bureau, agency or other governmental authority having jurisdiction over such Person, or any of its business, operations or properties.

         "Guaranty" shall mean, as to any Person, all liabilities or obligations of such Person in respect of any Indebtedness or other obligations of others guaranteed, directly or indirectly, in any manner by such Person, or in effect guaranteed, directly or indirectly, by such Person through an agreement, contingent or otherwise, to purchase such Indebtedness or obligation, or to purchase or sell property, or to purchase or sell services, primarily for the purpose of enabling the debtor to make payment of such Indebtedness or obligation or to assure the owner of such Indebtedness or obligation against loss, or to supply funds to or in any manner invest in the debtor, or otherwise.

         "Indebtedness" of any Person shall mean (a) all indebtedness for borrowed money or for the deferred purchase price of any property (other than accounts payable to trade creditors under customary trade credit terms) or services for which the Person is liable as principal, (b) all indebtedness (excluding unaccrued finance charges) secured by a Lien on property owned or being purchased by the Person, whether or not such indebtedness shall have been assumed by the Person, (c) all Capitalized Lease Obligations (excluding unaccrued finance charges) of the Person, (d) any arrangement (commonly described as a sale-and-leaseback transaction) with any financial institution or other lender or investor providing for the leasing to the Person of property which at the time has been or is to be sold or transferred by the Person to the lender or investor, or which has been or is being acquired from another Person by the lender or investor for the purpose of leasing the property to the Person,
(e) all obligations of partnerships or joint ventures in respect of which the Person is primarily or secondarily liable as a partner or joint venturer or otherwise (provided that in any event for purposes of determining the amount of the Indebtedness, the full amount of such obligations, without giving effect to the contingent liability or contributions of other participants in the partnership or joint venture, shall be included), (f) all redeemable preferred stock of such Person (valued at the greater of its voluntary or involuntary liquidation preference plus accrued and unpaid dividends), (g) all obligations of such Person in respect of letters of credit, bankers' acceptances or similar obligations issued or created for the account of such Person, and (h) all liabilities of such Person in respect of foreign currency or other hedging arrangements and in respect of interest rate protection or hedging arrangements entered into by such Person to fix the floating interest rate, float the fixed interest rate or otherwise cap or limit the interest rate, exposure of such Person.

         "Interest Payment Date" shall mean the date which is twenty-four months after the Closing Date and the same day of each sixth (6th) month thereafter and at maturity; provided that if any such day is not a Business Day, such Interest Payment Date will be the immediately following Business Day.

         "Investments" shall mean, with respect to any Person, all advances, loans or extensions of credit to any other Person, all purchases or commitments to purchase any stock, bonds, notes, debentures or other securities of any other Person, and any other investment in any other Person, including partnerships or joint ventures, whether by capital contribution or otherwise, the Guaranty of any Indebtedness of any other Person or the subordination of any claim against any other Person to other Indebtedness of such Person.

         "Lender's Office" shall mean Lender's office located at 65 Grove Street, Watertown, MA 02472-2882.

         "Libo Rate" shall mean, as of the date of any determination thereof, the rate of interest equal to the six (6) month London interbank offered rate as published in the "Money Rates" section of The Wall Street Journal (or such other periodical or service reasonably selected by the Lender in the event that The Wall Street Journal is no longer published or no longer publishes six (6) month Libo Rates) on the date that is two (2) Business Days prior to such date of determination. The Libo Rate shall be determined as of the Closing Date and as of the same day of each sixth (6th) month thereafter (each such date being a "Determination Date"), with any change in the Libo Rate resulting from any change in such published rate to be effective as of the applicable Determination Date for which such determination is being made.

         "Lien" shall mean a mortgage, pledge, lien, security interest or other charge or encumbrance or any segregation of assets or revenues or other preferential arrangement (whether or not constituting a security interest) whether voluntary or involuntary, whether granted by agreement, statute or otherwise, with respect to any present or future assets, including fixtures, revenues or rights or the receipt of income of the Person referred to in the context in which the term is used.

         "Loan" shall have the meaning set forth in Section 2.02 hereof, or, where the context so requires or permits, the outstanding principal balance thereof.

         "Maturity  Date"  shall mean the date which is one  hundred  twenty six
(126) months following the Closing Date, or, if such date in not a Business Day, on the immediately following Business Day.

         "Other Taxes" shall have the meaning set forth in Section 4.01.

         "Principal Payment Date" shall mean the date which is forty-two (42) months after the Closing Date, and the same day of each sixth (6) month thereafter, provided that if any such day is not a Business Day, such Principal Payment Date will be the immediately following Business Day.

         "Person" shall mean any natural person, corporation, unincorporated organization, trust, joint-stock company, joint venture, association, company, partnership or government, or any agency or political subdivision of any government.

         "Pledge Agreement" shall mean that certain Pledge Agreement, dated as of the Closing Date, from the Borrower in favor of the Lender, in form and substance satisfactory to the Lender and the Lender's counsel, together with all modifications, amendments, supplements and extensions thereof.

         "Pledged Shares" shall mean the two hundred (200) ordinary shares in Desalcott which will be purchased by Borrower with the proceeds of the Loan.

         "Project Loan Agreement" has the meaning given to it in the definition of First Priority Security Interest.

         "Subsidiary" shall mean any Person in which the Borrower may own, directly or indirectly, an equity interest of more than 50%, or which may effectively be controlled by the Borrower, during the term of this Agreement, as well as all Subsidiaries and other Persons from time to time included in the consolidated financial statements of the Borrower. For this purpose, "control" or "controlled" has the meaning described in Section 4 of the Companies Act of 1995, as in effect on the date this Agreement is executed.

         "TT Dollars" or "TT$" shall mean lawful currency of the Republic of Trinidad and Tobago.

         "Taxes" shall have the meaning set forth in Section 4.01.

         "Transaction Documents" shall mean the Borrower Documents and all other documents, statements and opinions now or at any time hereafter executed and delivered in conjunction herewith or therewith, and all other documents, statements and opinions described in the Closing Document List attached hereto as Exhibit C.

         "U.S." or "United States" shall mean the United States of America.

          "U.S. Dollars", or "U.S.$" shall mean the lawful currency of the United States of America.

         1.02.  Principles of Construction.
                --------------------------

                  (a) The words "herein", "hereof", "hereby", "hereto", "hereunder" and words of similar import refer to this Agreement as a whole and not to any particular article, section, paragraph or other subdivision of this Agreement.

                  (b) The meanings set forth for defined terms in Section 1.01 of this Agreement shall be equally applicable to both the singular and plural forms of the defined terms.

                  (c) The headings of the sections and subsections herein are for convenience only and shall not affect the meaning or construction of any provision of this Agreement.

                  (d) Unless specified otherwise, all references to "this Agreement" and to Sections, Annexes, Exhibits, and Schedules are to Sections, Annexes, Exhibits, and Schedules of this Agreement, as the same may be amended, modified or supplemented from time to time.

                  (e) All capitalized terms used herein and not otherwise defined herein will have the meaning assigned to them in the Pledge Agreement.

                               SECTION 2. THE LOAN

         2.01. Availability. Subject to the terms and conditions provided herein, the Lender agrees, on the terms, and subject to the conditions of this Agreement, to make a term loan to or for the account of the Borrower to be paid to Desalcott, on behalf of the Borrower, in the original principal amount of U.S.$10,000,000.00 (the "Loan") on the Closing Date. Notwithstanding, the Lender may make advances on account of the Loan to Borrower (to be paid directly to Desalcott on behalf of the Borrower) prior to the Closing Date, all of which advances will be governed by the terms of this Agreement, except that for purposes of determining the interest rate to govern the advance, the Libo Rate as in effect on the date the advance is made shall be used, and notwithstanding any references to Lender's rights being tied to the Closing Date as provided in this Agreement, Lender shall be entitled to all rights of this Agreement with respect to any advance made prior to the Closing Date as of the date the advance is made.

          2.02. Purpose. The entire proceeds of the Loan shall be used by Desalcott, on behalf of the Borrower, solely for the purpose of financing the Borrower's purchase from Desalcott of two hundred ordinary shares of Desalcott.

          2.03. Loan. The Loan shall be evidenced by, and repaid with interest in accordance with the provisions of this Agreement.

         2.04. Principal Repayment. The Borrower shall repay to the Lender the aggregate principal amount of the Loan in fourteen (14) consecutive installments as follows: in thirteen (13) equal semi-annual payments of U.S.$714,285.71 each, commencing on the date which is forty-two (42) months after the Closing Date, and continuing semi-annually on the same day of each sixth (6th) month period thereafter, together with a final installment of principal equal to the entire unpaid principal balance of the Loan, together with all accrued and unpaid interest thereon, due and payable in full on the Maturity Date, provided that, prior to the Maturity Date, accrued principal obligations (including principal payments due and payable in prior periods but for the limitations on payment contained in this Section 2.04) will be payable only to the extent of dividends or other distributions payable by Desalcott on the Pledged Shares. Nothing herein, however, shall be deemed or construed to, in any manner or respect, affect, impair or diminish the absolute and unconditional obligation of the Borrower to repay the Loan in full by the Maturity Date, whether or not sufficient dividends are paid or payable by Desalcott on the Pledged Shares.

2.05. Interest Payment.(a) The unpaid principal amount of the Loan shall bear interest from the date disbursed until maturity (whether by acceleration or otherwise) at a rate per annum equal to the applicable Eurodollar Rate from time to time in effect. Accrued interest shall be due and payable on each Interest Payment Date, commencing with the first such date to occur subsequent to the funding of the Loan, and shall be calculated on the basis of a 360-day year for the actual number of days elapsed (i.e. 1/360's of a full year's interest shall accrue for each day any portion of the Loan is outstanding), provided that, prior to the Maturity Date, accrued interest will only be payable to the extent of dividends or other distributions payable by Desalcott on the Pledged Shares, subject to the provisions of clause 2.06 of this Agreement. Nothing herein, however, shall be deemed or construed to, in any manner or respect, affect, impair or diminish the absolute and unconditional obligation of the Borrower to repay all interest accrued on the Loan in full by the Maturity Date, whether or not sufficient dividends are paid or payable by Desalcott on the Pledged Shares.

         (b) After the Maturity Date, any principal amount of the Loan not paid in full at maturity and any accrued and unpaid interest on the Loan (to the fullest extent permitted by applicable law) shall bear interest until paid in full, payable on demand, at a rate per annum equal to the Default Rate.

         (c) Prior to the Maturity Date, any installment of principal not paid in full on the applicable Payment Date (to the fullest extent permitted by applicable law) shall bear interest until paid in full, payable on demand, at a rate per annum equal to the Default Rate, provided that Desalcott has paid dividends or other distributions on the Pledged Shares sufficient to pay such required principal installment. Prior to the Maturity Date, if Desalcott has not paid dividends or other distributions on the Pledged Shares sufficient to pay such principal installment, any principal not paid in full on the applicable Payment Date shall bear interest at the applicable Eurodollar Rate pursuant to
Section 2.05(a).

         (d) Prior to the Maturity Date, any accrued and unpaid interest on the Loan (to the fullest extent permitted by applicable law) shall bear interest until paid in full, payable on demand, at a rate per annum equal to the Default Rate, provided that Desalcott has paid dividends or other distributions on the Pledged Shares sufficient to pay such interest. If Desalcott has not paid dividends or other distributions on the Pledged Shares sufficient to pay such interest, any such accrued and unpaid interest on the Loan shall bear interest at the applicable Eurodollar Rate pursuant to Section 2.05(a).

2.06.(a) Dividends: All dividends and other distributions arising out of the Pledged Shares shall be paid into an escrow term account held jointly in the name of the Borrower and the Lender and to be disbursed to satisfy the immediately succeeding payment of principal and interest under clause 2.04 and clause 2.05 of this Agreement. Any excess thereof shall be paid into the escrow account described in paragraph (b) of this clause.

     (b) Surplus dividends: In the event that the distribution of dividends and other distributions on the Pledged Shares exceed that required for debt servicing under clauses 2.04 and 2.05 of this Agreement, such surplus distributions will be placed in an interest bearing escrow term account held jointly in the name of the Borrower and the Lender a period not to exceed six months at a time. Where the value of the escrow account is in excess of one installment of Interest Payment as determined by this agreement, any such excess will be promptly returned free of encumbrance to the Borrower.

2.07.    Prepayment.

     (a) Prepayment. The Borrower has the right to prepay, without penalty, all or any part of the principal of the Loan on any Payment Date, provided that (a) Borrower must notify Lender at least five (5) days in advance that it intends to make such a pre-payment; (b) the Borrower shall pay all accrued and unpaid interest on the amount prepaid to the date of prepayment; and (c) each partial prepayment shall be applied to the remaining principal installments in the inverse order of their maturities.

     (b) Notwithstanding anything in this Agreement to the contrary, the principal, and interest accrued on the Loan shall be immediately due and payable upon the sale by Borrower of any or all the Pledged Shares.

2.08.    Eurodollar Rate.

     (a) If prior to the commencement of any Interest Period, the Lender has determined that adequate and fair means do not exist for ascertaining the Libo Rate, then the Lender shall promptly transmit notice thereof to the Borrower, and the Loan shall instead be funded as, remain, or be converted into a loan bearing interest at the Alternate Rate, payable on each Interest Payment Date thereafter, commencing with the first such Interest Payment Date to occur thereafter.

     (b) As soon as practicable after 11:00 A.M., New York time, on the date two (2) Business Days prior to the Closing Date and each Determination Date thereafter, the Lender shall determine (which determination, absent manifest error, shall be final and conclusive) the Eurodollar Rate which shall be applicable to the Loan until the next Determination Date and shall promptly give notice thereof (in writing, by telex or by telephone confirmed in writing) to the Borrower.

     (c) In the event that after the Closing Date any change occurs in any applicable law, regulation, treaty or directive within the Borrower's Country or interpretation thereof by any authority charged with the administration or interpretation thereof, or any condition is imposed by any authority or any change occurs in any condition imposed by any authority within the Borrower's Country on or prior to the date hereof, which:

                  (1) subjects the Lender to any additional tax, incremental duties or other additional and/or incremental charges, or changes the basis of taxation of payments to the Lender on account of principal of or interest on the Loan or fees in respect of the Lender's obligation to make the Loan or other amounts payable to the Lender hereunder with respect to the Loan; or

                  (2) imposes, modifies or determines applicable any reserve, deposit or similar requirements against any assets held by, deposits with or for the account of, or the Loan or commitments by, any office of any Lender in connection with the Loan to the extent the amount of which is in excess of, or was not applicable at the time of computation of, the amounts provided for in the definition of Eurodollar Rate or Alternate Rate; or

          (3) imposes upon the Lender any other condition with respect to the Loan, which, as a result thereof, (x) increases the cost to the Lender of making or maintaining the Loan, or (y) reduces the net amount of any payment received by the Lender in respect of the Loan (whether of principal, interest, commitment fees or otherwise), or (z) requires the Lender to make any payment on or calculated by reference to the gross amount of any sum received by it in respect of the Loan, in each case by an amount which the Lender in it's reasonable judgement deems material;

then and in any such case the Borrower shall pay to the Lender such amount or amounts as will compensate the Lender for any increased cost, deduction or payment actually incurred or made by the Lender. The Lender shall promptly notify the Borrower of any event of which it has knowledge, which will entitle the Lender to compensation in accordance with this subsection (c) and shall submit satisfactory documentary evidence supporting any such claim for such amount or amounts. The demand for payment made by the Lender shall state the subjection or change which has occurred or the reserve or deposit requirements or other conditions which have been imposed on the Lender or the request, direction or requirement with which it has complied, together with the date thereof, the amount of such cost, reduction or payment and the way in which such amount has been calculated. The statements of the Lender as to the additional amounts payable pursuant to this subsection (C) shall, in the absence of manifest error, be binding and conclusive.

                         SECTION 3. CONDITIONS PRECEDENT

         3.01. Conditions Precedent to the Effectiveness of this Agreement and the making of the Loan. This Agreement shall not be effective and the Lender shall have no obligation to fund all or any portion of the Loan hereunder until the following conditions have been met to the satisfaction of the Lender in its sole and absolute discretion:

     (a)  This Agreement has been executed by the Borrower and the Lender; and

     (b) The Lender shall have received such evidence as it may require of the authority of the Borrower to enter into this Agreement, the Pledge Agreement and each of the other Borrower Documents, and the specimen signatures and evidences of authority of the persons who will execute this Agreement, the Pledge Agreement and other documents required by this Agreement; and

     (c) (i) all representations and warranties made by the Borrower herein or otherwise in writing in connection herewith, shall be true and correct in all material respects, (ii) no Default or Event of Default shall have occurred and be continuing, and (iii) a certificate to this effect, substantially in the form of Exhibit B attached hereto and made a part hereof shall have been issued to the Lender; and

     (d) The Pledge Agreement, duly executed and completed by the Borrower, in form and substance satisfactory to the Lender and the Lender's counsel, shall have been delivered to the Lender; and

     (e)  The  Borrower   shall  have  complied  with  all  of  its   respective
          obligations hereunder, including without limitation, the payment of all fees then due hereunder;

     (f) All of the conditions precedent set forth in Sections 3.1(a) through 3.1(d) and 3.1(f) through 3.1(h) of the Shareholders' Agreement will have been satisfied to Lender's reasonable satisfaction; and

     (g) The Borrower shall have delivered, or caused to have been delivered, to the Lender each of the certificates and other documents described in the Closing Document List attached hereto as Exhibit C and made a part hereof and all additional opinions, certificates and documents that the Lender or the Lender's counsel may reasonably require, and all such opinions, certificates and documents specified in this
          Section 3.01 shall be satisfactory in form and substance to the Lender and the Lender's counsel.

                          SECTION 4. FEES AND EXPENSES

         4.01     Taxes.
                  -----

         (a) All payments by the Borrower under this Agreement, the Pledge Agreement and each of the other Transaction Documents shall be made without setoff, deduction or counterclaim and in such amounts as may be necessary in order that all payments, after deduction or withholding for or on account of any present or future taxes, levies, imposts, duties or other charges of whatsoever nature imposed by the Borrower's Country or any political subdivision or taxing authority thereof (collectively, the "Taxes"), shall not be less than the amounts otherwise specified to be paid under this Agreement, the Pledge Agreement and each of the other Transaction Documents. Notwithstanding anything contained in this Section 4.01 to the contrary, the Borrower shall not be liable for the payment of any tax on or measured by net income imposed upon the Lender pursuant to the income tax laws of the United States or the Borrower's Country, or any political subdivision of either thereof.

         (b) The Borrower shall pay any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies imposed by the Borrower's Country or any political subdivision or taxing authority thereof which arise from any payment made hereunder, under the Pledge Agreement or under any of the other Transaction Documents or from the execution, delivery or registration of, or otherwise with respect to, this Agreement, the Pledge Agreement or any of the other Transaction Documents (herein referred to as "Other Taxes").

         (c) The Borrower shall pay all Taxes and Other Taxes when due (and indemnify the Lender against any liability therefor) and shall promptly (and in any event not later than 30 days thereafter) furnish to the Lender any certificates, receipts and other documents which may be required (in the judgment of the Lender) to establish any tax credit to which the Lender may be entitled.

(d) The Borrower shall indemnify the Lender for the full amount of Taxes and Other Taxes (including, without limitation, Taxes and Other Taxes imposed by any jurisdiction on amounts payable under this Section 4.01) paid by the Lender or any liability (including interest and penalties) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally assessed. In the event that the Borrower seeks to challenge the assessment of such Taxes or Other Taxes, the Lender undertakes to cooperate with the Borrower in this regard, and at the Borrower's expense, and further if the Borrower is successful in such challenge, the result of which is to render a refund of such Taxes or Other Taxes, then the Lender would ensure that recovery of such Taxes or Other Taxes would be credited to the account of the Borrower.

         (e) If Ionics receives the benefit of a credit against its income tax obligations for the amount of any tax withheld by Borrower on payments to the Lender, to the extent Ionics is able to utilize the credit to achieve a reduction in the United States income taxes that would otherwise be owed by it, Lender shall notify Borrower in writing and Borrower may set off the amount of such credit utilized by Ionics against the next payment owed by it to Lender.

         (f) Without prejudice to the survival of any other agreement of the Borrower hereunder, the obligations of the Borrower under this Section 4.01 shall survive the termination of this Agreement and the repayment of the Loan.

         4.02 Expenses. The Borrower agrees, whether or not the transactions hereby contemplated are ever consummated or the Loan contemplated hereunder is funded, to pay, or reimburse the Lender promptly upon demand for the payment of all reasonable costs and expenses arising in connection with the preparation, negotiation, execution and delivery of, this Agreement, the Pledge Agreement and the other Transaction Documents, including, without limitation all reasonable legal fees and costs and all stamp taxes (including interest and penalties, if any) which may be payable under the laws of the Borrower's Country in respect of the Transaction Documents.

                               SECTION 5. PAYMENTS

         5.01.    Method of Payment.
                  -----------------

         (a) All payments to be made by the Borrower to the Lender under this Agreement shall be made without set-off, counterclaim or deduction to the Lender in Dollars in immediately available and freely transferable funds not later than 11:00 A.M. (Boston, Massachusetts time) on the date on which due at an account of the Lender at an institution either in the United States or in Saint Lucia as the Lender may specify in a written notice delivered to the Borrower.

         (b) Except as otherwise provided herein, whenever any payment falls due on a day which is not a Business Day, the due date for payment shall be extended to the next following Business Day and interest shall be computed in accordance with Section 2.05 hereof taking into account such additional day(s).

         5.02. Application of Payments. Prior to the occurrence of an Event of Default, the Lender shall apply payments received by it under this Agreement or any of the other Transaction Documents in the following order of priority: (i) to interest due pursuant to Section 2.05(d), (ii) to interest due pursuant to
Section 2.05(b), (iii) to interest due pursuant to Section 2.05(c), (iv) to interest due pursuant to Section 2.05(a), (v) to all other amounts due and not otherwise provided for in this Section 5.02, (vi) to the installments of principal then due and payable, and (vii) to the remaining principal installments in the inverse order of maturity. Following the occurrence and during the continuance of any Event of Default, all such payments shall be applied by the Lender in such order of application as the Lender in its sole and absolute discretion shall elect, provided that such application relates to the Loan, interest charges and other amounts due in connection with this Loan Agreement.

         5.03. Authorizations for Payments. The Borrower shall promptly obtain and maintain in full force and effect all authorizations, consents and approvals and filings with any governmental authority in the Borrower's Country which may at any time be required under the laws of the Borrower's Country (including all laws and regulations with respect to the availability and transfer of Dollars) to make payments as and when due under this Agreement, the Pledge Agreement and each of the other Transaction Documents.

              SECTION 6. REPRESENTATIONS, WARRANTIES AND COVENANTS

         6.01 Representations and Warranties. In order to induce the Lender to enter into this Agreement and to make the Loan and other financial accommodations provided for herein, the Borrower represents and warrants to the Lender that:

         (a) the Borrower is duly organized and validly existing under the laws of the Borrower's Country and is duly qualified or licensed to transact business in all places where such qualification or license is necessary in view of its business operations and/or the ownership of its properties, and the Borrower has the corporate power to make and perform this Agreement, the Pledge Agreement and each of the other Borrower Documents;

         (b) the execution, delivery and performance by the Borrower of this Agreement, the Pledge Agreement, each of the other Borrower Documents and any additional documents contemplated to be executed in connection herewith (i) have been duly authorized by all necessary corporate action of the Borrower and the Borrower has full authority to request the Loan as provided in this Agreement,
(ii) have been duly authorized, if so required, by all necessary legislative, administrative and other governmental action, and (iii) do not and will not contravene its charter or any treaty, law, rule, regulation, order, decree, judgment, award, injunction or similar legal restriction applicable to the Borrower or any contractual restriction binding on or affecting the Borrower or by which it or any of its property may be bound; and do not and will not, with the passage of time or the giving of notice, result in a breach of, or constitute a default or require any consent under, or result in the creation of any Lien, charge or encumbrance, except that the Collateral will be subject to the First Priority Security Interest and except for such consents required by the Project Loan Agreement, upon any property or assets of the Borrower pursuant to, any instrument or agreement to which the Borrower is a party or by which the Borrower or its properties may be bound or affected, except in favor of the Lender;

         (c) this Agreement, the Pledge Agreement and each of the other Borrower Documents constitute the legal, valid and binding obligations of the Borrower enforceable in accordance with their respective terms except that the enforceability thereof may be subject to the effects of any applicable bankruptcy, insolvency, reorganization, moratorium or other similar law now or hereafter in effect relating to creditors' rights and to general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law);

         (d) all consents, approvals and authorizations, if any, of governmental authorities in the Borrower's Country necessary for the execution, delivery and performance by the Borrower of the Borrower Documents have been obtained and are in full force and effect, and the requirements of any and all laws and regulations of the Borrower's Country with respect to the availability and transfer of Dollars required to make all payments on the Loan, the Pledge Agreement and all other payments contemplated by the Borrower Documents have been met; and the Borrower is not in default under any order, decree, ruling, regulation, closing agreement or other decision or instrument of any governmental commission, bureau or other administrative agency or public regulatory body having jurisdiction over the Borrower, which default would have a material adverse effect on the Borrower;

         (e) no legal proceedings are pending or, to the best of the Borrower's knowledge and belief, threatened before any court or governmental agency which might (i) materially and adversely affect the Borrower's financial condition, business or operations, (ii) restrain or enjoin or have the effect of restraining or enjoining the Borrower's performance or observance of the terms and conditions of this Agreement, the Pledge Agreement or any of the other Transaction Documents or (iii) in any other manner question the validity, binding effect or enforceability of this Agreement, the Pledge Agreement or any of the other Transaction Documents;

         (f) this Agreement and the transactions contemplated hereby constitute commercial activities of the Borrower, and the Borrower is subject to private commercial law with respect thereto. The Borrower is not entitled to any immunity whether on grounds of sovereign immunity or otherwise, from set-off or from any legal proceedings in Republic of Trinidad and Tobago to enforce or collect upon the Loan, the Pledge Agreement or any other liability or obligation of the Borrower relating to or arising from the transactions contemplated by this Agreement (including, without limitation, immunity from service of process, immunity from jurisdiction or judgment of any court or tribunal, immunity from execution of a judgment, and immunity of any of the Collateral from attachment prior to any entry of judgment, or from attachment in aid of execution upon a judgment); in respect of any matter arising under this Agreement;

         (g) the Borrower has filed or caused to be filed, or has obtained extensions to file all federal, state and local tax returns which are required to be filed, and has paid or caused to be paid, or has reserved on its books amounts sufficient for the payment of, all taxes as shown on said returns or on any assessment received by it, to the extent that the taxes have become due, except as otherwise permitted by the provisions hereof. No tax liens have been filed nor has the Borrower been notified of, or otherwise has knowledge of, any claim being asserted with respect to any such taxes, fees or other charges which could have a material adverse effect on the business or financial condition of the Borrower. The Borrower has set up reserves which are reasonably believed by the officers of the Borrower to be adequate for the payment of said taxes for the years that have not been audited by the respective tax authorities or for which a return has not, as of the date hereof, been required to be filed by applicable law.

         (h) The Borrower is not a party to any agreement or instrument or subject to any court order or judgment, governmental decree, charter or other corporate restriction adversely affecting its business, properties or assets, operations or condition (financial or otherwise). The Borrower is not in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any agreement or instrument to which it is a party or by which the Borrower or any of its properties may be bound or affected, or under any law, regulation, decree, order or the like, which default has or may in the future have a material adverse effect on the business or prospects of the Borrower; and

         (i) The principal office, chief executive office and principal place of business of the Borrower is at the location set forth below its signature at the end of this Agreement.

         6.02 Affirmative Covenants of the Borrower. The Borrower covenants and agrees that, until all amounts owing under this Agreement, the Pledge Agreement and each of the other Transaction Documents have been paid in full, the Borrower will, unless the Lender consents in writing:

         (a) Use the proceeds of the financing only for the purposes set forth in Section 2.02 of this Agreement (as herein agreed to by the Borrower and the Lender) and furnish the Lender with all evidence that it may reasonably require with respect to such use;

         (b) Do or cause to be done all things necessary to maintain, preserve and keep in full force and effect its existence in the jurisdiction of its incorporation, and qualify and remain qualified in each jurisdiction where qualification is necessary or desirable in view of its business operations or the ownership of its properties;

         (c) Pay and discharge or cause to be paid and discharged promptly all taxes, assessments and governmental charges or levies imposed upon it or upon its property or upon any part thereof, before the same shall become in default, as well as all lawful claims for labor, materials and supplies or otherwise which, if unpaid, might become a Lien upon such properties or any part thereof; provided, however, that the Borrower shall not be required to pay and discharge or to cause to be paid and discharged any tax, assessment, charge, levy or claim so long as the Borrower shall have provided written notice to the Lender thereof and the validity thereof shall be continuously and diligently contested in good faith by appropriate proceedings and the Borrower shall have set aside on its books adequate reserves with respect to any tax, assessment, charge, levy or claim, so contested;

         (d) Continue to conduct and operate its business substantially as conducted and operated during the present and preceding fiscal year (including the preservation of the Borrower's current management team or one of comparable quality and skill); at all times maintain, preserve and protect all rights, privileges, patents, franchises and trade names necessary or desirable in the conduct of its business and preserve all the remainder of its property used or useful in the conduct of its business and keep the same in good repair, working order and condition, and from time to time make, or cause to be made, all needful and proper repairs, replacements, betterments and improvements thereto so that the business carried on in connection therewith may be conducted properly and advantageously at all times;

     (e) Furnish or cause to be furnished to the Lender all financial information and statements, books, records and other documents and information which Borrower provides to Republic Bank, the Overseas Private Investment Corporation or any lender holding a First Priority Security Interests, at the same time or promptly after such information, financial statements, books, records or other documents and information are furnished to any such lenders;

     (f) Furnish or caused to be furnished to the Lender promptly, from time to time, such other information regarding the operations, business, affairs and financial condition of the Borrower as the Lender may reasonably request.

     (g) Promptly, but in no event later than five (5) days after the occurrence of an Event of Default or a Default, or of any event which otherwise has or may have a negative effect on the Lender's ability to collect on Borrower's obligations under this Agreement, the Pledge Agreement or any of the other
Transaction Documents, notify the Lender by telefax, telex or cable of the particulars of such occurrence and the action taken and proposed to be taken by the Borrower with respect thereto;

         (g) Duly observe, conform and comply with all laws, decisions, judgments, rules, regulations and orders of all governmental authorities relative to the conduct of its business, its properties, and assets, except those being contested in good faith by appropriate proceedings diligently pursued; and obtain, maintain and keep in full force and effect all governmental licenses, authorizations, consents, approvals and permits necessary to the proper conduct of its business and the observance and performance of the terms of this Agreement, the Pledge Agreement and each of the other Transaction Documents, including, without limitation, all foreign exchange approvals with respect to the availability of Dollars necessary to make all required payments under this Agreement, the Pledge Agreement and each of the other Transaction Documents, as the case may be; and from time to time, do and perform any and all acts and execute any and all documents that may be necessary or reasonably requested by the Lender in order to effect the purpose of this Agreement and to protect the interests of the Lender in this Agreement, the Pledge Agreement and each of the other Transaction Documents; and

         (h) Ensure that the Lender shall, at all times during which any portion of the Loan is outstanding, have a valid, perfected security interest (subordinate only to any First Priority Security Interest) in the Borrower's Shares and in any other property and assets more particularly described in the Pledge Agreement, whether now existing or hereafter created or acquired, and wherever located. The Borrower hereby covenants and agrees that it will execute and deliver, and cause to be executed and delivered, to the Lender all such documents and instruments as the Lender may reasonably request, together with such financing statements, affidavits, notices and other similar instruments, all in form and substance reasonably satisfactory to the Lender and the Borrower hereby agrees to pay the cost of filing the same in any public office deemed advisable by the Lender and agrees to do such other acts and things, all as the Lender may from time to time reasonably request so as to maintain a valid, perfected security interest (subordinate only to any First Priority Security Interest) in favor of the Lender in the Collateral and in any other property and assets described in the Pledge Agreement, whether presently existing or hereafter created or acquired.

         6.03 Negative Covenants of the Borrower. The Borrower covenants that it will not, without the prior written consent of the Lender, until payment in full of all obligations and indebtedness of the Borrower hereunder, under the Pledge Agreement and under each of the other Transaction Documents:

         (a) Dissolve or liquidate, or become a party to any merger or consolidation, or acquire by purchase, lease or otherwise all or substantially all of the assets or capital stock of any Person other than Desalcott; or

         (b) Declare or pay any dividend or authorize or make any other distribution on any capital stock of the Borrower, whether now or hereafter outstanding, or make any payment on account of the purchase, acquisition, redemption or other retirement of any shares of such stock during the occurrence of any Default or Event of Default or if, after giving effect thereto, a Default or Event of Default shall be reasonably likely to occur or will have occurred and be continuing.

                          SECTION 7. EVENTS OF DEFAULT

          7.01.Events of Default. Upon the occurrence of any of the following events or conditions (each an "Event of Default"):

         (a) The Borrower shall fail to pay, when due (whether by acceleration, maturity or otherwise), any principal of or interest on the Loan in accordance with clauses 2.04, 2.05, and 2.06 of this Agreement, or any other sum payable to the Lender under this Agreement, the Pledge Agreement or any of the Transaction Documents; or

         (b) Any representation or warranty made by the Borrower in this Agreement or in any of the other Transaction Documents or in connection herewith or therewith, or any statement made in any certificate, report or financial statement furnished by the Borrower to the Lender has proven to have been false or misleading in any material respect when made, provided that if Lender informs Borrower that it has committed any of the actions referred to in this section
7.01 (b), Borrower will have 10 days in order to correct any such misrepresentation or warranty, failing which the event will become an Event of Default ; or

          ( c ) Failure by the Borrower to perform or comply with any of the covenants or provisions set forth in this Agreement (exclusive of any event specified as an Event of Default in any other subsection of this Section 7.01), which has a material effect on this Agreement, the Collateral, or the Borrower's ability to perform under this Agreement, and which continues for a period of ten
(10) days following notice thereof from the Lender to the Borrower; or

         (d)There shall occur any default (other than a default which is provided for elsewhere in this Section 7.01) in the due observance or performance of any covenant, condition or agreement on the part of the Borrower to be observed or performed pursuant to the terms of any of the Transaction Documents which remains uncured beyond any applicable period of grace provided therefor in any such Transaction Documents; or

         (e) Desalcott shall (1) default in the payment of principal or interest on any Indebtedness owed to the Bank, the Overseas Private Investment Corporation or any other lender holding a First Priority Security Interest, beyond the period of grace, if any, provided in the instrument or agreement under which such Indebtedness was created; or (2) or any other default occurs in respect of such Indebtedness, the effect of which default is to cause, or permit the holder or holders of such Indebtedness (or a trustee or agent on behalf of such holder or holders) to cause such Indebtedness to become due prior to its stated maturity; provided that such occurrence will cease to be an Event of Default if the Bank or the Overseas Private Investment Corporation or any such lender holding a First Priority Security Interest provides written notice to the Lender that the default has been cured or waived and that it is not pursuing a foreclosure or other action against Desalcott or the Collateral as a result of the default and at the time of notice there is no other Event of Default under this Section 7.01, and provided further that if thereafter there occurs a further event described in this Section 7.01 (e), or if the Bank or the Overseas Private Investment Corporation or any other such lender holding a First Priority Security Interest thereafter re-initiates foreclosure or other such action as a result of the initial default, an Event olf Default will be deemed to occur and the Lender may proceed to fully enforce its rights in accordance with this Agreement; or

         (f) The Borrower shall fail to furnish to the Lender notice of default in accordance with Section 6.02(f) hereof immediately after any such default becomes known to the Chief Executive Officer or the Chief Financial Officer of the Borrower, whether or not notification to the Borrower is furnished by the Lender; or

         (g) any one of the documents evidencing or securing all or any portion of the obligations and indebtedness of the Borrower hereunder, under the Pledge Agreement and under each of the other Transaction Documents, or any Lien granted thereunder, shall terminate, cease to be effective or cease to be the legally valid, binding and enforceable obligation of the Borrower hereunder or thereunder; the Borrower shall, directly or indirectly, contest in any manner such effectiveness, validity, binding nature or enforceability; or any Lien securing, in whole or in part, any Indebtedness of the Borrower owed to the Lender or pledged to the Lender as collateral security for any such Indebtedness shall cease to be effective or have the priority purported to be given under any document or instrument evidencing or creating such Lien; or

         (h)  The  Borrower  or  Desalcott  shall  (1)   voluntarily   terminate
operations or apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of the Borrower, or of all or a substantial part of the assets of the Borrower, (2) admit in writing its inability, or be generally unable, to pay its debts as the debts become due,
(3) make a general assignment for the benefit of its creditors, (4) commence a voluntary case under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts (as now or hereafter in effect), (5) file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts, (6) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts, or (7) take any corporate action for the purpose of effecting any of the foregoing; or

         (i) Without its application, approval or consent, a proceeding shall be commenced, in any court of competent jurisdiction, seeking in respect of the Borrower or Desalcott: the liquidation, reorganization, dissolution, winding-up, or composition or readjustment of debt, the appointment of a trustee, receiver, liquidator or the like of the Borrower or Desalcott or of all or any substantial part of the assets of the Borrower or Desalcott, or other like relief in respect of the Borrower or Desalcott under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts unless such proceeding is contested in good faith by the Borrower or Desalcott; and, if the proceeding is being contested in good faith by the Borrower or Desalcott, the same shall continue undismissed, or unstayed and in effect, for any period of sixty (60) consecutive days, or an order for relief against the Borrower or Desalcott shall be entered in any involuntary case under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts; or

         (j) If any other event occurs or any other circumstance arises which is likely materially and adversely to affect the ability of the Borrower to perform all or any of its obligations hereunder, under the Pledge Agreement or under any of the other Transaction Documents Lender will provide written notice thereof to Borrower together with a description of such event or circumstances. Within 10 days thereafter, Borrower will in good faith prepare and send to Lender a written plan of the steps Borrower will take to avoid any material adverse affect to Lender or on Borrower's ability to perform its obligations hereunder, under the Pledge Agreement or under any other Transaction Documents. In all cases, Borrower will respond to Lender's concerns and recommendations in this respect in good faith. If Borrower fails to prepare and deliver such written plan within such ten (10) day period or thereafter to comply with such plan, an Event of Default will be deemed to occur;

THEREUPON, in the case of any such event other than an event described in subsection (i) or subsection (j) of this Section 7.01, the Lender may by written notice to the Borrower immediately declare the principal of, and interest accrued on, the Loan, forthwith due and payable, whereupon the same shall become immediately due and payable; provided, however, that upon the uccurrence of any event described in subsection (i) or subsection (j) of this section 7.01, the principal of, and accrued interest on, of the Loan, shall become immediately due and payable, both as to principal and interest, without presentment, demand, protest, or other notice of any kind, all of which are hereby expressly waived, anything contained herein, or in any of the other Transaction Documents to the contrary notwithstanding.

         Upon the happening and continuance of any Event of Default specified in this Agreement, the Lender shall be permitted to proceed to protect and enforce its rights under this Agreement, the Pledge Agreement and the other Transaction Documents, and each of them, and any of the other documents and instruments executed and delivered in connection with this Agreement by such suits, actions or special proceedings in equity or at law, or by proceedings in the office of any board or officer having jurisdiction, either for specific performance of any covenant or agreement contained herein or in aid or execution of any power herein or therein granted or for the enforcement of any proper legal or equitable remedy, as the Lender, being advised by counsel chosen by the Lender, shall deem most effectual to protect and enforce such rights.

         In the enforcement of any remedy described above, the Lender shall be entitled to sue for, enforce payment of and receive any and all amounts then or during any Event of Default becoming or remaining due from the Borrower for principal, interest or otherwise under any of the provisions of this Agreement, the Pledge Agreement or any of the other Transaction Documents, as the case may be, together with interest on overdue payments at the Default Rate and all costs and expenses of collection and of all proceedings hereunder.

                    SECTION 8. GOVERNING LAW AND JURISDICTION

          8.01.GOVERNING LAW. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAW OF THE REPUBLIC OF TRINIDAD AND TOBAGO WITHOUT REGARD TO THE PRINCIPLES OF CONFLICTS OF LAWS THEREUNDER.

         8.02. Waiver of Immunity. The Borrower hereby irrevocably agrees that to the extent that the Borrower or any of its assets has or hereafter may acquire any right of immunity related to or arising from the transactions contemplated by this Agreement or any of the Borrower Documents, whether characterized as sovereign immunity or otherwise, from any legal proceedings, to enforce or collect upon the Loan, the Pledge Agreement or any other liability or obligation of the Borrower related to or arising from the transactions contemplated by this Agreement or any of the Borrower Documents, including, without limitation, immunity from service of process, immunity from jurisdiction or judgment of any court or tribunal, immunity from execution of a judgment, and immunity of any of its property from attachment prior to any entry of judgment, or from attachment in aid of execution upon a judgment, it hereby expressly and irrevocably waives any such immunity.

8.03 Arbitration. In the event of a dispute between the parties to this Agreement in any way related to or arising out of this Agreement or the transactions contemplated herein ("Dispute"), each party shall attempt in good faith to resolve the dispute promptly through negotiations. If the dispute has not been resolved through negotiation within five (5) days after the delivery of a notice of dispute by either party, either party may institute arbitration proceedings at any time thereafter by delivering written demand for arbitration to the other party in the manner described in Section 9.02. The dispute shall then be exclusively and finally settled and resolved by binding arbitration in accordance with the Arbitration Act of Trinidad and Tobago supplemented by the International Rules of Arbitration of the International Chamber of Commerce . Such arbitration proceedings shall be held in London, England and shall be subject to the choice of law provisions set forth in Section 8.01. For purposes of this section 8.03, the parties hereby waive any and all objections to venue that they may have under the laws of any state or country, including, without limitation, any argument that jurisdiction, situs, and/or venue are inconvenient or otherwise improper. Any decision or award of the arbitrator or arbitration panel, as the case may be, shall be expressed in United States dollars and shall be final and binding on the parties to the arbitration proceeding. The parties hereby waive, to the extent permitted by law, any and all rights to appeal or to review such award by any court or tribunal. The parties hereto agree that the arbitral award may be enforced against the parties to the arbitration proceeding or their assets wherever they may be found and that a judgment upon the arbitral award may be entered in any court having jurisdiction therefor. The procedures established in this Section 8.03 shall be the sole, exclusive procedures for the resolution of Disputes between the parties, provided, however, that either may seek a preliminary injunction or other preliminary judicial relief if, in its reasonable, good-faith judgment, such action is necessary to avoid irreparable damage. Each party further agrees that process may be served upon such party in any manner authorized under the laws of the Republic of Trinidad and Tobago, and waives any objections that such party may otherwise have to such process.

                            SECTION 9. MISCELLANEOUS

         9.01. Computations. Each determination of an interest rate or fee by the Lender pursuant to any provision of this Agreement, the Pledge Agreement or any of the other Transaction Documents shall be conclusive and binding on the Borrower in the absence of manifest error. Except as otherwise provided herein, all computations of interest hereunder shall be made on the basis of a year of 360 days and actual days elapsed. All such calculations shall include the first day and exclude the last day of the period of calculation.

         9.02. Notices. Unless otherwise specified herein, all notices or other communication given hereunder shall be in writing and shall be given by internationally recognized overnight courier, facsimile or personal delivery and shall be deemed to be given or made for purposes of this Agreement two (2) Business Days following the date when the same is sent by overnight courier or on the day sent by facsimile or personally delivered (unless sent or delivered after 5:00 P.M. using the time in the place to which the message is being delivered). Unless otherwise specified in a notice delivered or received in accordance with the foregoing provisions of this Section 9.02, all notices shall be given to or made upon the respective parties hereto at their respective addresses as indicated herein:

To the Borrower:                                   To the Lender:

Hafeez Karamath Engineering Services Ltd.          Ionics, Incorporated
Cyrus Trace, El Socorro Ext.                       65 Grove Street
San Juan, Trinidad, W.I.                           Watertown, MA 02472
Facsimile No: (868) 675-2679                       Facsimile No: (617) 926-9277

         9.03 Disposition of Indebtedness. The Lender may, without the approval or consent of the Borrower, sell, assign, transfer, pledge, negotiate, grant participation in or otherwise dispose of all or any part of the indebtedness of the Borrower under this Agreement, the Pledge Agreement or any of the other Transaction Documents to any party, and any such party shall enjoy all the rights and privileges of the Lender under this Agreement, the Pledge Agreement and the other Transaction Documents. The Borrower shall accord full recognition to any such assignment, and all rights and remedies of the Lender in connection with the interest so assigned shall be as fully enforceable by such assignee as they were by the Lender before such assignment. The Lender may disclose to the proposed assignee or participant and to any Affiliate of the Lender (whether or not a proposed assignee or participant), any information that the Borrower is required to deliver to the Lender pursuant to this Agreement or that the Lender may otherwise have with respect to the Borrower, its business and/or assets from time to time. The Borrower hereby agrees to cooperate fully with the Lender in providing any such information to any proposed assignee or participant.

         9.04. Benefit of Agreement. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, provided that the Borrower shall not assign or transfer any of its interest, rights or obligations hereunder without the prior written consent of the Lender.

         9.05. No Waiver; Remedies Cumulative. No failure or delay on the part of the Lender in exercising any right, power or privilege hereunder, under the Pledge Agreement or under any of the other Transaction Documents and no course of dealing between the Borrower and the Lender shall operate as a waiver thereof; nor shall any single or partial exercise of any right power or privilege hereunder, under the Pledge Agreement or under any of the other Transaction Documents preclude any other right, power or privilege hereunder or thereunder. The rights and remedies herein expressly provided are cumulative and not exclusive of any rights or remedies which the Lender would otherwise have. No notice to or demand on the Borrower in any case shall entitle the Borrower to any other or further notice or demand in similar or other circumstances or constitute a waiver of the rights of the Lender to any other or further action in any circumstances without notice or demand.

         9.06. Amendment or Waiver. No course of dealing between the Lender and the Borrower shall be effective to amend, modify or change any provision of this Agreement. This Agreement may not be amended, discharged or terminated without the written consent of the Lender and the Borrower, and no provision hereof may be waived without the written consent of the Lender.

         9.07. Judgment Currency. All payments of principal, interest or fees due hereunder, under the Pledge Agreement and under each of the other
Transaction Documents shall be made in Dollars, regardless of any law, rule, regulation or statute, whether now or hereafter in existence or in effect in any jurisdiction, which affects or purports to affect such obligations. To the fullest extent permitted by applicable law, the obligation of the Borrower in respect of any amount due under this Agreement, the Pledge Agreement or any other Transaction Document shall, notwithstanding any payment in any other currency (whether pursuant to a judgment or otherwise), be discharged only to the extent of the amount in Dollars that the person entitled to receive that payment may, in accordance with normal banking procedures, purchase with the sum paid in that other currency (after any premium and costs of exchange) on the Business Day immediately following the day on which such person receives such payment. If the amount in Dollars that may be so purchased for any reason falls short of the amount originally due, the Borrower shall pay such additional amounts, in Dollars, as may be necessary to compensate for the shortfall. Any obligation of the Borrower not discharged by such payment shall, to the fullest extent permitted by applicable law, be due as a separate and independent obligation and, until discharged as provided herein, shall continue in full force and effect.

         9.08 Severability. In the event that any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, this Agreement shall be construed as if such illegal or unenforceable provision had never been contained herein.

         9.09. Prior Agreements Superseded. This Agreement, the Pledge Agreement and each of the Transaction Documents constitute the entire understanding among the parties hereto with respect to the subject matter hereof and supersede all prior agreements and understandings, if any, and any representations, whether verbal or written, made by or on behalf of the Lender to the Borrower relating to the subject matter hereof. The Lender shall have only such duties and obligations as are expressly specified in this Agreement and no duties, obligations or fiduciary responsibilities shall be implied to the Lender. Each of the parties hereto hereby further agrees that the Lender shall be deemed to have acted in good faith to the extent that the Lender performs its obligations in accordance with the terms of this Agreement. This Agreement, the Pledge Agreement and each of the other Transaction Documents were drafted with the joint participation of the Borrower and the Lender and shall be construed neither against nor in favor of either of them, but rather in accordance with the fair meaning thereof.

         9.10. Survival of Representations. All representations and warranties made herein shall survive the execution and delivering of this Agreement, the Pledge Agreement and each of the Transaction Documents, and shall continue in full force and effect so long as the Loan is outstanding and unpaid.

         9.11. Limit on Interest. Anything herein to the contrary notwithstanding, the obligations of the Borrower under this Agreement, the Pledge Agreement and each of the Transaction Documents shall be subject to the limitation that payments of interest to the Lender shall not be required to the extent that receipt of any such payment by the Lender would be contrary to provisions of law applicable to the Lender (if any) which limit the maximum rate of interest which may be charged or collected by the Lender; provided, however, that nothing herein shall be construed to limit the Lender to presently existing maximum rates of interest, if an increased interest rate is hereafter permitted by reason of applicable federal or state legislation. In the event that the Borrower makes any payment of interest, fees or other charges, however denominated, pursuant to this Agreement, the Pledge Agreement or any of the Transaction Documents, which payment results in the interest paid by the Borrower to the Lender to exceed the maximum rate of interest permitted by applicable law, any excess over such maximum shall be applied in reduction of the principal balance owed to the Lender as of the date of such payment, or if such excess exceeds the amount of principal owed to the Lender as of the date of such payment, the difference shall be paid by the Lender to the Borrower.

         9.12. Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original and all of which when taken together shall constitute but one and the same instrument.

         9.13. Right of Setoff. Upon the occurrence and during the continuance of any Event of Default, the Lender is hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and any other Indebtedness owing by the Lender to or for the account of the Borrower against any and all of the obligations of the Borrower now or hereafter existing under this Agreement, the Pledge Agreement or any of the Transaction Documents as the case may be, or any other instrument executed in connection with this Agreement, the Pledge Agreement or any of the Transaction Documents, as the case may be, or constituting security therefor, irrespective of whether or not the Lender shall have made demand under this Agreement, the Pledge Agreement or any of the Transaction Documents, as the case may be, and although such obligations may be unmatured. The Lender agrees promptly to notify the Borrower after any such setoff and application, provided that the failure to give such notice shall not affect the validity of such setoff and application. The rights of the Lender under this Section 9.13 are in addition to other rights and remedies (including, without limitation, other rights of setoff) which the Lender may have.

         9.14. Indemnification. The Borrower hereby agrees to defend, protect, indemnify, and hold harmless the Lender and each of its Affiliates, officers, directors, employees, attorneys and agents (collectively, the "Indemnitees") from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, expenses and disbursements imposed on, incurred by, or asserted against such Indemnitees, in proceedings which may be taken by the Lender for the purpose of enforcing or realizing the security granted (collectively, the "Indemnified Matters") in lawful exercise of its powers as Lender under this Agreement; provided, however, the Borrower shall not be obligated to indemnify and hold harmless any Indemnitee hereunder with respect to any Indemnified Matter to the extent any loss or damage suffered or incurred by such Indemnitee is caused by or results from the willful misconduct or gross negligence of such Indemnitee, as determined by a final, non-appealable order of a court of competent jurisdiction. To the extent that the undertaking to indemnify, pay and hold harmless set forth in the preceding sentence may be unenforceable because it is violative of any law or public policy, the Borrower shall contribute the maximum portion which it is permitted to pay and satisfy under applicable law, to the payment and satisfaction of all Indemnified Matters incurred by the Indemnitees.

         9.15. Collection Costs. The Borrower hereby agrees to pay all reasonable costs and expenses incurred by the Lender, including reasonable attorneys' fees (including those for appellate proceedings), incurred in connection with any Event of Default, or in connection with the collection or attempted collection or enforcement of Borrower's obligations under this Agreement, or in connection with the protection of any collateral given as security for the payment of Borrower's obligations under this Agreement, whether or not legal proceedings may have been instituted.

         9.16. Rights of Third Parties. All conditions of the Lender hereunder are imposed solely and exclusively for the benefit of the Lender and its successors and assigns, and no other person shall have standing to require satisfaction of such conditions or be entitled to assume that the Lender will make the Loan in the absence of strict compliance with any and all other provisions thereof, and no other person shall, under any circumstances, be deemed to be a beneficiary of this Agreement, the Pledge Agreement or any of the other Transaction Documents, any rights of which may be freely waived in whole or in part by the Lender at any time if, in its sole discretion, it deems it desirable to do so.

         9.17. The Borrower Not the Lender's Agent. Nothing in this Agreement, the Pledge Agreement or any of the other Transaction Documents shall be construed to make the Borrower the Lender's agent for any purpose whatsoever, the Borrower and the Lender partners, or joint or co-venturers, and the relationship of the parties shall, at all times, be that of debtor and creditor.

         9.18. Waiver of Defenses. The Borrower hereby waives presentment for payment, demand, protest, notice of dishonor, notice of acceleration of maturity, and all defenses on the ground of extension of time for payment of Borrower's obligation under this Agreement (except for such extensions of time as may have been granted by the Lender in writing from time to time), and agree to continue and remain bound for the payment of principal, interest and all other sums payable hereunder, notwithstanding any change or changes by way of release, surrender, exchange or substitution of any security for the Loan or by way of any extension or extensions of time for payment of principal or interest. The Borrower further hereby waives all and every kind of notice of such change or changes and agrees that the same may be made without notice to or consent of the Borrower.

IN WITNESS WHEREOF, each of the parties hereto has caused this Loan Agreement to be effective as of the date first above written, but have in fact caused this Loan Agreement to be duly executed and delivered as of this 25th day of October, 2000.

Lender:                               Borrower:

IONICS, INCORPORATED                  HAFEEZ KARAMATH ENGINEERING SERVICES, LTD.


By: /s/ Edward J. Cichon              By: /s/ Hafeez Karamath
    --------------------------------  ----------------------------------------
        (Signature)                          (Signature)

Name: Edward J. Cichon                Name: Hafeez Karamath
    --------------------------------  ----------------------------------------
          (Print)                            (Print)
Title: Vice President                 Title: Exec. Chairman
     -------------------------------  ----------------------------------------
         (Print)                             (Print)

To the Lender:                        To the Borrower:

Ionics, Incorporated                  Hafeez Karamath Engineering Services Ltd.
65 Grove Street                       Cyrus Trace, El Socorro Ext.
Watertown, MA 02472                   San Juan, Trinidad, W.I.
Facsimile No: (617) 926-9277          Facsimile No: (868) 675-2679

Witness: Donne Denbow
Witness: Gary L. Podrabsky

                                    EXHIBIT A
                            FORM OF PLEDGE AGREEMENT

                             STOCK PLEDGE AGREEMENT

         This Stock Pledge Agreement ("Pledge Agreement") dated as of October 25, 2000, is entered into between Hafeez Karamath Engineering Services Limited ("HKES") a corporation duly organized and existing under the laws of Trinidad, West Indies, with its principal place of business at 56 Cyrus Trace, El Sorocco Extension, San Juan, Trinidad, W.I., executed in trust for an affiliate of HKES, organized or to be organized under the laws of Saint Lucia, and which will assume all rights and obligations of HKES hereunder, as if it were the original named party hereto in full substitution for HKES (the Pledgor), with the agreement by the parties that until the affiliate assumes all rights and obligations of HKES hereunder, HKES will continue to be liable for the performance of all obligations of the Pledgor and entitled to the benefits of this Pledge Agreement, and Ionics, Incorporated, a corporation duly organized and existing under the laws of the Commonwealth of Massachusetts, United States of America, with its principal place of business at 65 Grove Street, Watertown, Massachusetts, U.S.A. ("Ionics"), executed in trust for an affiliate of Ionics, organized or to be organized under the laws of Saint Lucia, and which will assume all rights and obligations of Ionics hereunder, as if it were the original named party hereto in full substitution for Ionics (the Pledgee), with the agreement by the parties that until the affiliate assumes all rights and obligations of Ionics hereunder, Ionics will continue to be liable for the performance of all obligations of the Pledgee and entitled to the benefits of this Pledge Agreement.

                                    Recitals

A. Pursuant to a Loan Agreement of even date herewith by and between Pledgor and Pledgee ("Loan Agreement"), Pledgee is making a loan to Pledgor in the principal amount of U.S.$10,000,000 (the Loan) to be used by Pledgor to purchase 200 ordinary shares of common stock (the "Pledged Shares") in The Desalination Company of Trinidad and Tobago, a limited liability company duly organized and existing under the laws of Trinidad, West Indies, with its principal place of business at 56 Cyrus Trace, El Sorocco Extension, San Juan, Trinidad, W.I. (Desalcott).

B. As a material inducement to cause Pledgee to make the Loan to Pledgor, Pledgor has agreed to pledge to Pledgee as security for all of Pledgor's obligations under the Loan Agreement the Pledged Shares.

C. All capitalized terms used herein and not otherwise defined herein will have the meaning assigned to them in the Loan Agreement.

                                    Agreement

         1. The Pledgor hereby grants, pledges and assigns to the Pledgee a continuous security interest in the Pledged Shares and in all dividends and other distributions, cash or non-cash, from time to time distributed on the Pledged Shares, as security for Pledgor's obligations under the Loan Agreement and the performance of Pledgor's covenants contained herein and in the Loan Agreement, subject only to a First Priority Security Interest in the Pledged Shares, whether now existing or hereinafter arising, granted by Pledgor to any of (i) Republic Bank Limited, Republic Finance and Merchant Bank Limited, and the other financial institutions which become lenders pursuant to Clause 26.2 of the Project Loan Agreement dated July 13, 2000 between Desalcott and the Bank (in its various capacities) (collectively, the "Bank"), pursuant to a charge of shares agreement entered or to be entered into among Pledgor, Pledgee, Desalcott and the Bank (the "Charge of Shares Agreement"); (ii) any bridge, construction or short-term lenders providing financing to Desalcott in connection with the engineering, design, construction and operation of the desalination plant being constructed by Desalcott in Point Lisas, Republic of Trinidad and Tobago (the "Project") (together with the Bank, the "Short-Term Lenders"); and (iii) the Overseas Private Investment Corporation or other permanent project finance lender for the Project (collectively, the "Long-Term Lenders", and together with the Bank and the Short-Term Lenders, the "First Priority Interest Holders", with each being referred to individually as a "First Priority Interest Holder"). (The first priority security interest granted by Pledgor to a First Priority Interest Holder shall be referred to herein as the "First Priority Security Interest"). To the extent that all of the Pledged Shares have not been purchased by Pledgor at the time of execution of this Pledge Agreement, Pledgor agrees to execute all documents and do all things required in order to grant and maintain Pledgee's perfected security interest in the Pledged Shares and Pledgee's other rights contained in this Pledge Agreement with respect to the Pledged Shares, and such of the Pledged Shares as may be issued to Pledgor from time to time after the execution of this Agreement and become subject to the terms of this Pledge Agreement under clause 13 hereof.

         2. The Pledgee hereby accepts the Pledgor's pledge of the Pledged Shares as security for the payment of Pledgor's obligations under the Loan Agreement and the performance of Pledgor's covenants contained herein and in the Loan Agreement.

         3. Upon execution of this Pledge Agreement, Pledgor shall deliver to the Bank a written notice in a form prepared by Pledgee ("Notice of Pledge") notifying the Bank of this Pledge Agreement and Pledgor's pledge to Pledgee of a second priority security interest the Collateral. Further, upon any future granting of a First Priority Security Interest in the Pledged Shares by the Pledgor to a First Priority Interest Holder, Pledgor shall deliver a Notice of Pledge to such First Priority Interest Holder.

         4. Upon execution of this Pledge Agreement, Pledgor shall instruct the Bank to (i) hold the certificates evidencing the Pledged Shares (the Certificates) as Pledgee's agent to secure Pledgor's obligations under the Loan Agreement and perfect the pledge of the Pledged Shares contained herein pursuant to a Collateral Sharing Agreement among the Bank, Pledgor and Pledgee and in the form attached as Exhibit A (the "Collateral Sharing Agreement"), and (ii) transfer the Certificates directly to Pledgee upon receipt of notification from the Bank of termination of the Bank's First Priority Security Interest, unless the Pledgee has sent written notice to the Bank prior to that date notifying the Bank that this Pledge Agreement and Pledgee's second priority security interest in the Pledged Shares has terminated, in which case the Collateral Sharing Agreement shall also terminate. If upon termination of the Project Loan Agreement, Desalcott re-finances with one or more Long-Term Lenders the obligations secured by the Charge of Shares Agreement and a First Priority Security Interest in the Pledged Shares is to be granted to such Long-Term Lender(s) under a pledge agreement between Pledgor and the Long-Term Lender(s) ("Long-Term Lender Pledge Agreement"), the Pledgor agrees to provide equivalent instructions to the collateral agent under the Long-Term Lender Pledge Agreement ("Collateral Agent") as those contained in clauses (i) and (ii) above of this
Section 4, and to require the Collateral Agent to execute and deliver a collateral sharing agreement upon substantially the same terms as contained in the Collateral Sharing Agreement.

         5. Upon notice of termination of the First Priority Security Interest having been given by the Bank or the Collateral Agent to the Pledgee, and , after delivery by the Bank or the Collateral Agent of the Certificates to Pledgee, the Pledgee will be entitled to hold the Certificates and the undated share tranfer until Pledgee confirms in writing the termination of this Pledge Agreement. The Bank or the Collateral Agent entitled to hold the Certificates under a Collateral Sharing Agreement shall be referred herein as a "Trustee". Upon receipt of the Certificates by Pledgee, the Bank or the Collateral Trustee, as the case may be, shall cease to be a Trustee and Pledgee shall be referred to herein as a Trustee.

     6. Pledgor covenants with Pledgee that until payment in full of the principal and interest on the Loan, it will not:

(a) sell, lease, assign, transfer, encumber or otherwise dispose of (Transfer) any of its assets or revenues whether now owned or hereafter acquired, other than in the ordinary course of business;

(b) Transfer the Pledged Shares, except pursuant to any loan or pledge agreement between Pledgor and a First Priority Security Holder; or

(c) make any payment on account of the purchase, acquisition, redemption or other retirement of any of its shares.

         7. Pledgor further covenants with Pledgee that it will not declare or pay any dividend or authorize or make any other distribution on its capital stock, whether now or hereafter outstanding, unless:

(a)  the dividend or other  distribution  is paid or distributed  within fifteen
     (15) days after an Interest Payment Date (as defined in the Loan Agreement); and

(b) whether or not sufficient dividends have been paid by Desalcott on the Pledged Shares, on the date of declaration of a dividend or other distribution by the Pledgor:

     (i) no amortized principal amount of the Loan is unpaid (without taking into account whether the amortized principal is not yet payable because Desalcott has not declared and paid sufficient dividends); and

     (ii) no accrued interest (without taking into account whether the interest is not yet payable because Desalcott has not declared and paid sufficient dividends) on the Loan is unpaid.

         8. Upon an occurrence of an Event of Default permitting the enforcement of the Loan Agreementin accordance with clause 7.01 thereof, , Pledgee shall be entitled to foreclose on its security interest in the Pledged Shares and to exercise all rights of a Pledgee under the laws of the Republic of Trinidad and Tobago for Pledgee to effectively foreclose its security interest. Without limiting the generality of the foregoing, Pledgee may, upon occurrence of such an Event of Default, sell the Pledged Shares in the manner authorized by Clause 16 of this Pledge Agreement, and may seek to foreclose its security interest in the Pledged Shares immediately, or take other appropriate action either alone or in conjunction with any First Priority Security Holder in existence at the time of Default. Notice of any such sale given at least ten (10) days prior thereto shall constitute reasonable notice to Pledgor. Upon any sale of any of the Pledged Shares hereunder (whether by virtue of the power of sale herein granted, pursuant to judicial process or otherwise), the receipt of the Pledgee or the officer making the sale shall be a sufficient discharge to the purchaser or purchasers of the Pledged Shares so sold, and such purchaser or purchasers shall not be obligated to see to the application of any part of the purchase money paid over to the Pledgee or such officer or be answerable in any way for the misapplication or non-application thereof. Each purchaser at any sale shall take the Pledged Shares absolutely free from any claim or right on the part of the Pledgor subject to any First Priority Security Interest in the Pledged Shares, and the Pledgor, upon any sale of the Pledged Shares pursuant to this Section 8, hereby waives and releases (to the extent permitted by law) all rights of redemption or stay which the Pledgor now has or may at any time in the future have under any rule of law or statute now existing or hereafter enacted. Pledgor agrees that nothing contained in the Shareholders' Agreement dated May 12, 2000 among Desalcott, Pledgor and Pledgee will be construed to prevent or restrict Pledgee from exercising any of its rights under this Pledge Agreement upon the occurrence of such an Event of Default, it being understood that the exercise of Pledgee's rights is subject to any rights of the First Priority Interest Holders to which Lender is subordinate.

         9. Until an Event of Default occurs, but not subsequent thereto, the Pledgor is entitled, subject to the Charge of Shares Agreement and any future pledge agreement between the Pledgor and a First Priority Security Holder, with respect to the Pledged Shares to: (i) vote the Pledged Shares at meetings of shareholders, (ii) execute consents in respect of the Pledged Shares, (iii) consent to, ratify or waive notice of meetings of stockholders and (iv) receive dividends or other distributions, cash or non-cash, from time to time distributed on the Pledged Shares; to be disbursed in the manner set out in clause 2.06 of the Loan Agreement, and pursuant to Section 2.05 or 2.07, as the case may be, and any principal payable on the Loan due as of the date of the next installment payment pursuant to Section 2.04 of the Loan Agreement. Upon declaration of a dividend or other distributions, Pledgor shall provide both the Pledgee and the escrow agent with a Dividend Payout Certificate, in the form attached hereto as Exhibit B, stating the amount of any dividend or other distribution the Pledgor has received to pursuant to this Section 9. If necessary, and upon the receipt of the written request from the Pledgor, the Pledgee agrees to execute and deliver appropriate proxies to the Pledgor; provided that all such action taken or proposed to be taken by Pledgor shall be consistent with the terms of this Pledge Agreement.

         10. The Pledgor hereby represents and warrants that (i) it is the beneficial owner of, and has good and marketable title to, the Pledged Shares, subject to no lien whatsoever, except the liens and security interests created by this Pledge Agreement and by the Charge of Shares Agreement and the First Priority Security Interest granted on the Pledged Shares; (ii) it has full power, authority and legal right to pledge the Pledged Shares pursuant to this Pledge Agreement; (iii) no consent of any other party (including, without limitation, any stockholder or creditor of the Pledgor) except consents required from the First Priority Interest Holders which will have been obtained prior to or at the time of closing of the Loan Agreement, and no order, consent, license, permit, approval, validation or authorization of, exemption by, notice to or registration with (other than as required by the Loan Agreement or this Pledge Agreement), recording, filing or declaration with, any governmental or public body or authority is required to be obtained by the Pledgor in connection with the execution, delivery or performance of this Pledge Agreement or consummation of the transactions contemplated hereby, including, without limitation, the grant by Pledgor to Pledgee of a valid second priority security interest in the Pledged Shares and the exercise by the Pledgee of the voting (upon the occurrence of an Event of Default as provided in Section 9 above) or other rights provided for in this Pledge Agreement or the remedies in respect of the Pledged Shares pursuant to this Pledge Agreement (except as may be required in connection with the disposition of the Pledged Shares by laws affecting the offering and sale of securities generally); (iv) all of the Pledged Shares have been duly and validly issued, and are fully paid; (v) this Pledge Agreement, the Collateral Sharing Agreement, or other collateral sharing agreement made between the Pledgor, Pledgee, and any other holder of a First Priority Security Interest, and the undated share transfers of the Pledged Shares are and will be valid and legally binding obligations of Pledgor, enforceable against it in accordance with the terms hereof; and (vi) the pledge by Pledgor and holding of the Pledged Shares by the Bank pursuant to the Loan Agreement, this Pledge Agreement and the Collateral Sharing Agreement creates a valid second priority security interest in the Pledged Shares, and the proceeds thereof, which security interest is not subject to any prior lien or any agreement purporting to grant to any third party a lien on the property or assets of the Pledgor which would include the Pledged Shares, except for the Bank's First Priority Security Interest granted pursuant to the Charge of Shares Agreement, or any other First Priority Security Interest granted to the holder thereof.

         11. The Pledgor covenants and agrees that the (i) Pledgor will defend the Pledgee's right, title and security interest in and to the Pledged Shares and the proceeds thereof against the claims and demands of all persons whomsoever; (ii) Pledgor will not, with respect to the Pledged Shares, without the prior written consent of the Pledgee, enter into any shareholder agreements, voting agreements, voting trusts, trust deeds, irrevocable proxies or any other similar agreements or instruments, provided that the Pledgee recognizes that the Pledged Shares are or may be subject to the First Priority Security Interest held by the First Priority Interest Holders.

         12. If an Event of Default shall have occurred and be continuing and the Pledgor shall have received from the Pledgee a written request or requests that the Pledgor cause any registration, qualification or compliance under any laws of the Republic of Trinidad and Tobago or laws thereof to be enacted with respect to the Pledged Shares, the Pledgor as soon as practicable and will use its best efforts to cause the registration to be effected (and be kept effective) and will use its best efforts to cause such qualification and compliance to be effected (and be kept effective) as may be so requested and as would grant a valid second priority interest in the Pledged Shares, or if all First Priority Security Interests have been released, a valid and perfected first priority security interest in the Pledged Shares or permit or facilitate the sale and distribution of the Pledged Shares, including, without limitation, appropriate compliance with all government requirements, and reasonably do or cause to be done all such other acts and things as may be necessary to grant a valid second priority interest in the Pledged Shares, or if all First Priority Security Interests have been released, a valid and perfected first priority security interest so as to make a sale of the Pledged Shares by the Pledgee valid and binding in compliance with applicable laws.

         13. During the term of this Pledge Agreement, if any issue of new shares or share dividends or other change is declared with respect to the Pledged Shares or made in the capital structure of the Pledged Shares, or any subscription, warrant or other option is issued with respect to the Pledged Shares, or any cash or property dividend is paid on the Pledged Shares, all new, substituted, or additional shares or other securities issued by reason of such issue, change or option or any cash or property distributed as a result of such dividend shall be delivered to and held by the Trustee under the terms of this Pledge Agreement in the same manner as the Pledged Shares subject to clause 2.06 of the Loan Agreement. Thereafter, the term Pledged Shares in this Pledge Agreement shall be deemed to include such shares or securities and, where applicable, such cash or property the Pledgor is not entitled to receive pursuant to Section 14.

         14. The Pledgor shall: (i) whether or not the transactions hereby contemplated are consummated, pay or reimburse the Pledgee promptly upon demand for the payment of all reasonable costs and expenses of the Pledgee incurred after the date hereof in connection with the preservation of rights under, and enforcement of, and, after an Event of Default, the renegotiation or restructuring of this Pledge Agreement and any amendment, waiver or consent relating thereto (including, without limitation, the reasonable fees and disbursements of counsel for the Pledgee); (ii) excluding the initial stamp duty due and payable with respect hereto, pay and hold the Pledgee harmless from and against any and all future stamp duties or any other excise or property taxes, charges or similar levies or recording costs which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to this Pledge Agreement and hold the Pledgee harmless from and against any and all liabilities with respect to or resulting from any delay or omission to pay any such duties, taxes, charges or levies; and (iii) indemnify the Pledgee, its officers, directors, employees, representatives and agents from and hold each of them harmless against any and all reasonable costs, losses, liabilities, claims, damages or expenses actually incurred by any of them (whether or not any of them is a designated party thereto) arising out of or by reason of any litigation or other proceeding related to this Pledge Agreement. Notwithstanding anything in this Pledge Agreement to the contrary, the Pledgor shall not be responsible to the Pledgee or any officer, director, employee, representative or agent of the Pledgee for any losses, damages, liabilities or expenses which result from such person's gross negligence or willful misconduct. The Pledgor's obligations under this Section 14 shall survive any termination of this Pledge Agreement.

         15. No delay on the part of the Pledgee in exercising its rights under this Pledge Agreement shall waive these rights, nor shall the waiver of any breach under this Pledge Agreement operate as a waiver of any subsequent breach.

         16. The Pledgee does not have any liability or obligation to take steps to preserve the value of the Pledged Shares, or to collect or to enforce any obligation secured by the Pledged Shares, whether by giving notice, demanding payment, protesting or instituting suit or otherwise. The Pledgee shall not incur any liability as a result of the sale of the Pledged Shares, or any part thereof, at any private or public sale conducted in a manner which is commercially reasonable in accordance with the laws of Trinidad and Tobago relating to sale by mortgagees . On a proposed sale of the Pledged Shares, the Pledgee agrees to use commercially reasonable efforts to obtain the best price available, and will, at Pledgor's expense, have an independent valuation made of the Pledged Shares. Provided the Pledgee complies with the above, the Pledgor hereby waives any claims against the Pledgee arising by reason of the fact that the price at which the Pledged Shares may have been sold was less than the aggregate amount of the Loan or less than the amount of the independent valuation.

         17. Upon payment of the Loan in full plus accrued and unpaid interest, including payment of any default interest or cost of collection, the Pledgee shall notify the Trustee of the termination of Pledgee's second priority security interest. If the Pledgee is the Trustee, the Pledgee shall return the Certificates and blank transfers executed by the Pledgor, and all other collateral held pursuant to this Pledge Agreement to the Pledgor within fifteen
(15) business days after Pledgee receives such payment or payments, and this Pledge Agreement and the Collateral Sharing Agreement if in existence shall immediately terminate, except for Pledgor's obligations under Section 14 above.

     18. This Pledge Agreement may be modified only by a written instrument signed by the parties.

         19. Any notice or other communication required or permitted under this Pledge Agreement shall be in writing and shall be deemed to have been duly given upon (i) hand delivery or confirmation of receipt of facsimile or (ii) five (5) days after mailing, if properly addressed and sent by certified or registered mail, return receipt requested, postage prepaid, or (iii) two (2) days after delivery, properly addressed, to an internationally recognized overnight courier service, delivery costs prepaid, addressed as follows:

                  (i)      If to the Pledgor, to:

                           Hafeez Karamath Engineering Services, Ltd.
                           Cyrus Trace, El Socorro Ext.
                           San Juan, Trinidad, W.I.
                           Facsimile: 868-675-2679


                  (ii)     If to the Pledgee, to:

                           Ionics, Incorporated
                           65 Grove Street
                           Watertown, MA  02472
                           Facsimile: 617-926-9277

Each Party may designate another address or person for receipt of notices under this Pledge Agreement by giving notice in accordance with this Section to the other parties.

         20. The Pledgor agrees that it will do such acts and things and promptly execute and deliver to the Pledgee such additional conveyances, assignments, agreements and instruments as the Pledgee may reasonably require or deem advisable to carry into effect the purposes of this Pledge Agreement to perfect its second priority security interest, or after termination of all First Priority Security Interests, a first priority security interest in the Pledged Shares, and to further assure and confirm unto the Pledgee its rights, powers and remedies hereunder, including, without limitation, the execution and delivery of such proxies and other documents as may be necessary to allow Pledgee to exercise its rights (including, without limitation, voting powers vested in Pledgee upon an Event of Default in accordance with Section 9 above) with respect to the Pledged Shares and Pledgor shall deliver upon receipt all dividends, interest and other cash payments and cash proceeds which it may receive with respect to the Pledged Shares subject to clause 2.06 of the Loan Agreement to be held as additional security for Pledgor's obligations under the Loan Agreement and this Pledge Agreement in accordance with the terms of this Pledge Agreement.

         21. Upon the occurrence of an Event of Default resulting in the enforcement of the Loan Agreement in accordance with clause 7.01 thereof, and for the purposes set out in clause 20 of this Pledge Agreement ( in the latter instance whether or not an Event of Default has occurred) but not otherwise, the Pledgor hereby absolutely and irrevocably constitutes and appoints the Pledgee as the Pledgor's true and lawful attorney-in-fact, with full power of substitution, in the name of the Pledgor: (a) to execute and do all such assurances, acts and things which the Pledgor ought to do but has failed to do under the covenants and provisions contained in this Pledge Agreement; (b) to take any and all such action as the Pledgee may, in its sole discretion, determine as necessary or advisable for the purpose of maintaining, preserving or protecting the security constituted by this Pledge Agreement or any of the rights, remedies, powers or privileges of the Pledgee under this Pledge Agreement, including the granting of any authority to the Bank deemed necessary or appropriate by the Pledgee to perfect, protect and preserve its security interest in the Pledged Shares and rights hereunder; and (c) generally, in the name of the Pledgor exercise all or any of the powers, authorities, and discretions conferred on or reserved to the Pledgee by or pursuant to this Pledge Agreement, and (without prejudice to the generality of any of the foregoing) to seal and deliver or otherwise perfect any instrument or document of conveyance, agreement, or act as the Pledgee may deem proper in or for the purpose of exercising any of such powers, authorities or discretions. The Pledgor hereby ratifies and confirms, and hereby agrees to ratify and confirm, whatever lawful acts the Pledgee shall do or purport to do in the exercise of the power of attorney granted to the Pledgee pursuant to this Section 21, which power of attorney, being given for security and coupled with an interest, is irrevocable.

         22. This Pledge Agreement (together with the Loan Agreement and any Collateral Sharing Agreement between Pledgor and the Bank) constitutes the entire agreement with respect to the pledge of the Pledged Shares to the Pledgee and supersedes all prior agreements and understandings, both written and oral, between the parties with respect to the pledge. It may be executed simultaneously in several counterparts, each of which shall be deemed an original, and all of which together shall constitute one and the same instrument. Delivery of the executed signature page hereof by facsimile transmission shall constitute effective and binding execution and delivery hereof. Any party signifying execution of this Pledge Agreement by facsimile agrees to provide the other party with an original signed Pledge Agreement by overnight courier (for delivery on the next business day).

         23. The invalidity or unenforceability of any one or more phrases, sentences, clauses or sections in this Pledge Agreement shall not affect the validity or enforceability of the remaining portions of this Pledge Agreement or any part thereof.

         24. The terms and provisions of this Pledge Agreement shall be binding upon the Pledgor and its successors, assigns and legal representatives and shall inure to the benefit of the Pledgee and its successors, assigns and legal representatives.

     25. This Pledge Agreement shall be governed by and construed in accordance with the laws of the Republic of Trinidad and Tobago.

         26. Pledgor hereby irrevocably agrees that to the extent that Pledgor or its respective assets has or hereafter may acquire any right of immunity related to or arising from the transactions contemplated by the Loan Agreement or this Pledge Agreement, whether characterized as sovereign immunity or otherwise, from any legal proceedings to enforce or collect upon the Loan Agreement or this Pledge Agreement or any other liability or obligation of Pledgor related to Pledgee, including, without limitation, immunity from service of process, immunity from jurisdiction or judgment of any court or tribunal, immunity from execution of a judgment, and immunity of any of its property from attachment prior to any entry of judgment, or from attachment in aid of execution upon a judgment, Pledgor hereby expressly and irrevocably waives any such immunity.

         27. In the event of a dispute between the parties to this Pledge Agreement in any way related to or arising out of this Pledge Agreement or the transactions contemplated herein ("Dispute"), each party shall attempt in good faith to resolve the dispute promptly through negotiations. If the dispute has not been resolved through negotiation within five (5) days after the delivery of a notice of dispute by either party, either party may institute arbitration proceedings at any time thereafter by delivering written demand for arbitration to the other party in the manner described in Section 19. The dispute shall then be exclusively and finally settled and resolved by binding arbitration in accordance with the Arbitration act of Trinidad and Tobago supplemented by the International Rules of Arbitration of the International Chamber of Commerce .. Such arbitration proceedings shall be held in London, England and shall be subject to the choice of law provisions set forth in Section 25. For purposes of this section 25, the parties hereby waive any and all objections to venue that they may have under the laws of any state or country, including, without limitation, any argument that jurisdiction, situs, and/or venue are inconvenient or otherwise improper. Any decision or award of the arbitrator or arbitration panel, as the case may be, shall be expressed in United States dollars and shall be final and binding on the parties to the arbitration proceeding. The parties hereby waive, to the extent permitted by law, any and all rights to appeal or to review such award by any court or tribunal. The parties hereto agree that the arbitral award may be enforced against the parties to the arbitration proceeding or their assets wherever they may be found and that a judgment upon the arbitral award may be entered in any court having jurisdiction therefor. The procedures established in this Section 27 shall be the sole, exclusive procedures for the resolution of Disputes between the parties, provided, however, that either may seek a preliminary injunction or other preliminary judicial relief if, in its reasonable, good-faith judgment, such action is necessary to avoid irreparable damage. Each party further agrees that process may be served upon such party in any manner authorized under the laws of the Republic of Trinidad and Tobago, and waives any objections that such party may otherwise have to such process.

         28. In the event of any suit, action or arbitration or other proceeding arising out of or based on this Pledge Agreement, the prevailing Party shall be entitled to such costs as may be awarded by the Court or the Arbitrator in question.

         In the presence of:          HAFEEZ KARAMATH ENGINEERING SERVICES, LTD.


         /s/ Andre LeBlanc            By: /s/ Hafeez Karamath
         -----------------            ---------------------------
         Name: Andre LeBlanc          Name:     Hafeez Karamath
                                      Title:    Executive Chairman

         /s/ Donne Denbow
         -----------------
         Name: Donne Denbow

                                      IONICS, INCORPORATED


         /s/ Gary L. Podrabsky        By:  /s/ Edward J. Cichon
         ---------------------        ---------------------
         Name: Gary L. Podrabsky      Name:  Edward J. Cichon
                                      Title:    Vice President

         /s/ John C. Kiernan
         --------------------
         Name:

                                      Witness: /s/ Donne Denbow
                                               -----------------

                                    EXHIBIT B

                   FORM OF CERTIFICATE OF CHAIRMAN OF BORROWER

         The undersigned, , Chairman of HAFEEZ KARAMATH ENGINEERING SERVICES, LTD., a corporation duly organized and existing under the laws of the Republic of Trinidad and Tobago (the "Company"), does hereby certify, pursuant to Section 3.01(c) of that certain Loan Agreement dated as of September , 2000 (the "Loan Agreement") between the Company and IONICS, INCORPORATED, a corporation duly organized and existing under the laws of Massachusetts, U.S.A., as a Lender, as follows on behalf of the Company (capitalized terms used herein shall have the meanings given such terms in the Loan Agreement):

                  (i) The representations and warranties of the Company contained in Section 6 of the Loan Agreement are true and correct in all material respects on and as of the date hereof with the same effect as though all such representations and warranties had been made or given on the date hereof; and

                  (ii) No Event of Default, nor any event which, upon notice or lapse of time or both, would constitute such an Event of Default, has occurred or will have occurred after giving effect to the making of the Loan on the date hereof.

          IN WITNESS WHEREOF, the undersigned has executed this Certificate on this ___ day of September, 2000.


                   HAFEEZ   KARAMATH   ENGINEERING   SERVICES,    LTD.,   a
                   corporation duly organized and existing under the laws of the Republic of Trinidad and Tobago



                   By:  ----------------------------------------------------
                        Chief Financial Officer

                                    EXHIBIT C

                              CLOSING DOCUMENT LIST

         The following documents shall be delivered in connection with that certain Loan Agreement (the "Agreement"), dated as of September _____, 2000, between HAFEEZ KARAMATH ENGINEERING SERVICES LTD. (the "Borrower") and IONICS, INCORPORATED (the "Lender").



A.       Basic Loan Documents.
         --------------------

1.       Agreement.

          2. Stock Pledge Agreement dated as of Septemer __, 2000 (the "Pledge Agreement"), from the Borrower to the Lender. (Exhibit A)

          3.   Blank Share Transfer relating to Borrower's Shares

          4. Share Certificates evidencing the Borrower's ownership of the Borrower's shares. (A copy will be delivered since the Original will be at the Bank)

          5.   Certificate of Chairman of the Borrower (Exhibit B).

          6. Collateral Sharing Agreement with Republic Bank or other bridge lender to Desalcott, or Letter of Consent issued by the Bank pending the finalization of the Collateral Sharing Agreement

          7.   Statement of Charge to be filed with the Registrar of Companies.


B.       Organizational Documents.
         ------------------------

          1.   Articles of Incorporation and By-laws.

          2.

          3. Board Resolution authorizing the Transactions contemplated in the Agreement.

          4. Shareholders resolution amending the Articles of Incorporation of Desalcott.

          5.   Opinion of Borrower's Counsel.