Form 10-Q
period 2001-03-31
IONICS INC
filed 2001-05-15
CIK 52466

LOGO]   IONICS                     Address Mail To:
         ____________________       P.O. Box 9131
         IONICS, INCORPORATED       Watertown, Massachusetts 02471-9131

                                 65 Grove Street
                                    Watertown, Massachusetts 02472-2882
                                    Telephone: (617) 926-2500
                               Fax: (617) 926-3760

May 15, 2001

Securities and Exchange Commission
Filing Desk - Room 1004
450 Fifth St., NW
Washington, D.C.  20549

    Re:  Ionics, Incorporated  (Commission File No. 1-7211) -
         Filing of Form 10-Q for quarter ended March 31, 2001
         Account No. 0000052466

Ladies and Gentlemen:

I enclose via electronic filing pursuant to the Electronic Data Gathering, Analysis and Retrieval ("EDGAR") System on behalf of Ionics, Incorporated
(the "Company"), the Form 10-Q for the quarter ended March 31, 2001. Please acknowledge receipt of this electronic filing by return E-mail to the Company's E-mail address, plynes@ionics.com.

A manually signed copy of the Form 10-Q will be kept on file at the offices of the Company.

If you have any questions or require further information, please contact the undersigned at (617)926-2510, ext. 450.

Very truly yours,



/s/Stephen Korn
Stephen Korn
Vice President and
General Counsel

Enclosures

cc:    Arthur L. Goldstein, Chairman and Chief Executive Officer
       Daniel M. Kuzmak, Vice President, Finance and Chief Financial Officer

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001
                                                 --------------

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number: 1-7211

                              IONICS, INCORPORATED
             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                    4-2068530
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

       65 Grove Street
       Watertown, Massachusetts                         02472
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

At April 30, 2001 the Company had 17,270,429 shares of Common Stock, par value $1 per share, outstanding.

                              IONICS, INCORPORATED
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2001




                                      INDEX




                                                                   Page Number

Part I        Financial Information

              Consolidated Statements of Operations                     1

              Consolidated Balance Sheets                               2

              Consolidated Statements of Cash Flows                     3

              Notes to Consolidated Financial Statements                4

              Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                 7


Part II       Other Information                                        10

              Signatures                                               11

              Exhibit Index                                            12

                         PART I - FINANCIAL INFORMATION

                              IONICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                               Three months ended
                                                                    March 31,
                                                           ----------------------------
                                                               2001            2000
                                                           -----------     ------------

Revenue:
     Equipment Business Group                                $ 51,981         $ 41,356
     Ultrapure Water Group                                     33,848           27,746
     Consumer Water Group                                      29,345           26,419
     Instrument Business Group                                  7,788            7,274
                                                           -----------     ------------

                                                              122,962          102,795
                                                           -----------     ------------

Costs and expenses:
     Cost of sales of Equipment Business Group                 40,000           31,405
     Cost of sales of Ultrapure Water Group                    25,680           21,865
     Cost of sales of Consumer Water Group                     18,004           15,701
     Cost of sales of Instrument Business Group                 3,439            3,278
     Research and development                                   1,690            1,821
     Selling, general and administrative                       28,501           22,974
                                                           -----------     ------------

                                                              117,314           97,044
                                                           -----------     ------------


Income from operations                                          5,648            5,751

Interest income                                                   225              267

Interest expense                                               (1,604)            (724)

Equity income                                                     441              332
                                                           -----------     ------------


Income before income taxes and minority interest                4,710            5,626

Provision for income taxes                                      1,601            1,913
                                                           -----------     ------------


Income before minority interest                                 3,109            3,713

Minority interest expense                                         114              151
                                                           -----------     ------------


Net income                                                    $ 2,995          $ 3,562
                                                           ===========     ============


Basic earnings per share                                       $ 0.18           $ 0.22
                                                           ===========     ============


Diluted earnings per share                                     $ 0.18           $ 0.22
                                                           ===========     ============


Shares used in basic earnings per share calculations           16,389           16,209
                                                           ===========     ============


Shares used in diluted earnings per share calculations         16,574           16,404
                                                           ===========     ============


The accompanying notes are an integral part of these financial statements.

                              IONICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
           (Amounts in thousands, except share and par value amounts)

                                                                                March 31,           December 31,
                                                                                  2001                  2000
                                                                             ----------------      ---------------
                                                                             ----------------      ---------------
ASSETS
Current assets:
      Cash and cash equivalents                                                     $ 21,976             $ 25,497
      Short-term investments                                                             468                1,105
      Notes receivable, current                                                        4,194                4,741
      Accounts receivable                                                            154,966              162,711
      Receivables from affiliated companies                                            1,375                  792
      Inventories:
          Raw materials                                                               21,400               21,061
          Work in process                                                              9,958                8,264
          Finished goods                                                               4,898                5,376
                                                                             ----------------      ---------------

                                                                                      36,256               34,701
      Other current assets                                                            10,985               16,443
      Deferred income taxes                                                           12,749               12,749
                                                                             ----------------      ---------------

          Total current assets                                                       242,969              258,739

Notes receivable, long-term                                                           21,764               17,502
Investments in affiliated companies                                                   22,277               18,310
Property, plant and equipment:
      Land                                                                             8,652                8,738
      Buildings                                                                       48,349               48,773
      Machinery and equipment                                                        310,214              312,138
      Other, including furniture, fixtures and vehicles                               49,071               48,470
                                                                             ----------------      ---------------

                                                                                     416,286              418,119
      Less accumulated depreciation                                                 (198,984)            (195,276)
                                                                             ----------------      ---------------

                                                                                     217,302              222,843
Other assets                                                                          58,313               60,072
                                                                             ----------------      ---------------

          Total assets                                                             $ 562,625            $ 577,466
                                                                             ================      ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable and current portion of long-term debt                           $ 78,898             $ 75,045
      Accounts payable                                                                37,617               56,014
      Customer deposits                                                                5,939                4,883
      Accrued commissions                                                              2,283                2,002
      Accrued expenses                                                                37,288               35,419
                                                                             ----------------      ---------------

          Total current liabilities                                                  162,025              173,363

Long-term debt and notes payable                                                      11,049               10,911
Deferred income taxes                                                                 27,636               30,334
Other liabilities                                                                      6,073                5,997
Stockholders' equity:
      Common stock, par value $1, authorized
      shares: 55,000,000; issued: 16,395,429 in 2001 and 16,369,029 in 2000           16,395               16,369
      Additional paid-in capital                                                     162,664              162,114
      Retained earnings                                                              200,611              197,616
      Accumulated other comprehensive income                                         (23,828)             (19,238)
                                                                             ----------------      ---------------

          Total stockholders' equity                                                 355,842              356,861
                                                                             ----------------      ---------------

          Total liabilities and stockholders' equity                               $ 562,625            $ 577,466
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

                              IONICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                          Three Months Ended
                                                                                              March 31,
                                                                              ---------------------------------------

                                                                                  2001                      2000
                                                                              -------------             -------------

      Net income                                                                   $ 2,995                   $ 3,562
      Adjustments to reconcile net income to net cash (used)
      provided by operating activities:
         Depreciation and amortization                                               8,758                     7,788
         Provision for losses on accounts and notes receivable                       1,421                       724
         Compensation expense on restricted stock awards                                 -                        27
         Changes in assets and liabilities:
            Notes receivable                                                        (4,591)                     (459)
            Accounts receivable                                                      3,476                    (8,434)
            Inventories                                                             (2,012)                   (1,977)
            Other current assets                                                     5,209                     1,199
            Investments in affiliates                                               (4,091)                      877
            Accounts payable and accrued expenses                                  (13,871)                    4,904
            Income taxes                                                               716                       584
            Other                                                                     (440)                   (1,302)
                                                                              -------------             -------------

               Net cash (used) provided by operating activities                     (2,430)                    7,493
                                                                              -------------             -------------

Investing activities:
      Additions to property, plant and equipment                                    (6,513)                  (12,369)
      Disposals of property, plant and equipment                                       241                       724
      Acquisitions, net of cash acquired                                                 -                    (4,250)
      Sale (purchase) of short-term investments                                        515                      (214)
                                                                              -------------             -------------

               Net cash used by investing activities                                (5,757)                  (16,109)
                                                                              -------------             -------------

Financing activities:
      Principal payments on current debt                                           (18,543)                  (18,785)
      Proceeds from borrowings of current debt                                      23,368                    29,332
      Principal payments on long-term debt                                            (243)                      (18)
      Proceeds from borrowings of long-term debt                                       135                     1,285
      Proceeds from stock option plans                                                 576                       242
                                                                              -------------             -------------

               Net cash provided by financing activities                             5,293                    12,056
                                                                              -------------             -------------

Effect of exchange rate changes on cash                                               (627)                      336
                                                                              -------------             -------------

Net change in cash and cash equivalents                                             (3,521)                    3,776
Cash and cash equivalents at beginning of period                                    25,497                    13,169
                                                                              -------------             -------------

Cash and cash equivalents at end of period                                        $ 21,976                  $ 16,945
                                                                              =============             =============



The accompanying notes are an integral part of these financial statements.

                              IONICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation:

In the opinion of the management of Ionics, Incorporated (the "Company"), all adjustments have been made that are necessary to present fairly the consolidated financial position of the Company, the consolidated results of its operations and the consolidated cash flows for each period presented. The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the Company's 2000 Annual Report as filed on Form 10-K with the Securities and Exchange Commission. Other than as noted below, there have been no significant changes in the information reported in those Notes, other than from the normal business activities of the Company, and there have been no changes which would, in the opinion of management, have a materially adverse effect upon the Company. Certain prior year amounts have been reclassified to conform to the current year presentation with no impact on net income.

2.       Contingent Liabilities:

On March 30, 2001, the two lawsuits alleging infringement of certain United States patents and brought against the Company by United States Filter
Corporation, U.S. Filter/Ionpure, Inc., IP Holding Company, Millipore Corporation and Millipore Investment Holdings Limited in U.S. District Court, Boston (Civil Actions No. 98-10541-REK and No. 99-11242-RWZ), and a third lawsuit alleging infringement of another United States patent and also brought against the Company by United States Filter Corporation and U.S. Filter/Ionpure, Inc., in U.S. District Court, Boston (Civil Action No. 00-11157-REK), were settled.

Under terms of the settlement agreement concluding the first two lawsuits, the Company will make certain payments to United States Filter Corporation (USF) in exchange for a release and covenant not to sue. In the fourth quarter of 2000, Ionics reserved against this financial obligation. Under terms of the settlement agreement, Ionics is free to continue its current activities in electrodeionization (EDI).

Under terms of the settlement agreement concluding the third lawsuit, also entered into as of March 30, 2001, the Company agreed to an injunction against its future infringement of U.S. Patent No. 4,574,049. The Company has no separate financial obligation under this settlement agreement.

3.   Earnings Per Share (EPS) Calculations:


                                                        (Amounts in thousands, except per share amounts)

                                                              For the three months ended March 31,
                                   ---------------------------------------------------------------------------------------------

                                      2001                                            2000
                                   --------------------------------------------    ---------------------------------------------

                                       Net                          Per Share          Net                          Per Share
                                     Income          Shares          Amount          Income          Shares          Amount
                                   ------------    ------------    ------------    ------------    ------------   --------------

Basic EPS
     Income available to
     common stockholders               $ 2,995          16,389          $ 0.18         $ 3,562          16,209           $ 0.22

     Effect of dilutive
     stock options                           -             185               -               -             195                -
                                   ------------    ------------    ------------    ------------    ------------   --------------


Diluted EPS                            $ 2,995          16,574          $ 0.18         $ 3,562          16,404           $ 0.22
                                   ============    ============    ============    ============    ============   ==============


The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options. The number of options that were antidilutive at the three months ended March 31, 2001 and 2000 was 1,568,234 and 736,250, respectively.

4.   Comprehensive Income:

The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. The table below sets forth "comprehensive income" as defined by SFAS No. 130 for the three-month periods ended March 31, 2001 and 2000.

                                        (Amounts in thousands)
                                          Three months ended
                                     March 31,
                                    -------------------------------
                                    -------------------------------
                                        2001              2000
                                    -------------      ------------
                                    -------------      ------------
Net income                               $ 2,995           $ 3,562
Other comprehensive income,
     net of tax:
     Translation adjustments              (4,590)           (2,410)
                                    -------------      ------------
                                    -------------      ------------
Comprehensive income                    $ (1,595)          $ 1,152
                                    =============      ============

5.   Segment Information:

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." At the end of 1998, the Company changed from three reportable segments to four reportable "business group" segments corresponding to a "business group" structure which was put into place in the latter part of 1998. As of March 31, 2001, no changes have been made to the basis of segmentation or the measurement of profit or loss from that which was reported in the Company's 2000 Annual Report as filed on Form 10-K with the Securities and Exchange Commission, and there were no material changes to total assets by segment.

The following  table  summarizes  the Company's  operations by the four business
group  segments  and   "Corporate"   (Corporate   includes  the  elimination  of
intersegment transfers).

                                                           For the three months ended March 31, 2001
                                     -------------------------------------------------------------------------------------

                                      Equipment      Ultrapure     Consumer      Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group        Corporate       Total
                                     -------------  ------------  ------------  -------------   -----------  -------------

(Amounts in thousands)
Revenue - unaffiliated
     customers                           $ 51,981      $ 33,848      $ 29,345        $ 7,788           $ -      $ 122,962
Inter-segment transfers                     1,397         1,181             -            682        (3,260)             -
Gross profit                               11,981         8,168        11,341          4,349             -         35,839



                                            For the three months ended March 31, 2000
                                     -------------------------------------------------------------------------------------

                                      Equipment      Ultrapure     Consumer      Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group        Corporate       Total
                                     -------------  ------------  ------------  -------------   -----------  -------------

(Amounts in thousands)
Revenue - unaffiliated
     customers                           $ 41,356      $ 27,746      $ 26,419        $ 7,274           $ -      $ 102,795
Inter-segment transfers                     1,582           225             -            386        (2,193)             -
Gross profit                                9,951         5,881        10,718          3,996             -         30,546


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Comparison of the Three Months Ended March 31, 2001 with the Three Months Ended
-------------------------------------------------------------------------------
March 31, 2000
--------------

Revenues for the first quarter of 2001 increased 19.6%, and net income decreased by 15.9%, compared to the results of the first quarter of 2000. Gross profit was $35.8 million in the first quarter of 2001 compared to gross profit of $30.5 million in the first quarter of 2000. Gross profit for the first quarter of 2001 increased in each of the four business groups from the first quarter of 2000. These increases were primarily due to higher sales volume of capital equipment and consumer water products as well as improved margins for the Ultrapure Water Group (UWG) in the first quarter of 2001 compared to the first quarter of 2000.

Total revenues for the first quarter of 2001 were $123.0 million compared to revenues of $102.8 million for the first quarter of 2000. Revenues were higher in all of the business group segments for the first quarter of 2001 as compared to the first quarter of 2000.

Equipment Business Group (EBG) revenues increased 25.7%, or $10.6 million, for the first three months of 2001 as compared to the first three months of 2000. The increase was due to increased capital equipment sales and continuing work on a desalination facility in Trinidad as well as partial delivery of a storage system for the containment of nuclear fuel at a commercial U.S. nuclear energy plant.

UWG revenues increased $6.1 million, or 22%, in the first quarter of 2001 from the first quarter of 2000, primarily as a result of increased capital equipment sales to the microelectronics industry.

The revenues of the Consumer Water Group (CWG) increased $2.9 million, or 11.1%, in the first quarter of 2001 compared to the first quarter of 2000. This increase was due to continued growth in both the bottled water and home water businesses.

Instrument Business Group (IBG) revenues increased $0.5 million, or 7.1%, in the first quarter of 2001 compared to the first quarter of 2000.

Cost of sales as a percentage of revenue was 70.9% in the first quarter of 2001 compared to 70.3% in the first quarter of 2000.

Cost of sales as a percentage of revenue increased in the first quarter of 2001, compared to the first quarter of 2000, for EBG and CWG while such percentage decreased for UWG and IBG. EBG's cost of sales percentage increased to 77.0% in the first quarter of 2001 from 75.9% in the first quarter of 2000 reflecting a shift in business mix to lower margin capital equipment. The increase in CWG's cost of sales to 61.4% in the first quarter of 2001 from 59.4% in the first quarter of 2000 is primarily the result of higher distribution costs due to continued increases in fuel and labor costs. These increases were offset by decreases in the cost of sales as a percentage of revenue for UWG and IBG. The decrease in UWG's cost of sales percentage to 75.9% in the first quarter of 2001 from 78.8% in the first quarter of 2000 was primarily due to improved performance in certain domestic and Far East operations. Cost of sales as a percentage of revenues for IBG decreased to 44.2% in the first quarter of 2001 from 45.1% in the first quarter of 2000, primarily due to the consolidation of operations at the end of 2000.

Operating expenses as a percentage of revenues were 24.6% in the first quarter of 2001 and 24.1% in the first quarter of 2000. The increase in operating expenses as a percentage of revenue primarily relates to accounts receivable charges and legal expenses.

Interest income of $0.2 million for the first quarter of 2001 was flat in comparison to interest income for the first quarter of 2000. The increase of interest expense by $0.9 million in the first quarter of 2001 from the first quarter of 2000 is attributable to higher average borrowings by the Company.

Financial Condition
-------------------

Working capital decreased $4.4 million during the first three months of 2001 while the Company's current ratio of 1.5 at March 31, 2001 was unchanged from the Company's current ratio at December 31, 2000. At March 31, 2001 the Company had $155.0 million of accounts receivable, a decrease of $7.7 million from December 31, 2000. Accounts payable decreased by $18.4 million, and other current assets decreased by $5.5 million.

Cash used by operating activities totaled $2.4 million for the first three months of 2001, primarily due to the decrease in accounts payable. The primary use of cash for investing purposes was for additions to property, plant and equipment by the Company's various business groups and among the different asset classifications. Net cash provided by financing activities was $5.3 million, primarily from short-term borrowings.

During 2001, construction has been continuing on the Trinidad desalination facility owned by Desalination Company of Trinidad and Tobago Ltd. (Desalcott), in which the Company has a 40% equity interest. During 2000 and through the first quarter of 2001, the Company loaned $10 million to the 60% equity owner, Hafeez Karamath Engineering Services Ltd. (HKES), as the source of HKES' equity contribution, in addition to the $10 million contributed by the Company for its 40% equity interest. Desalcott has entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. However, the bridge loan plus the $20 million equity provided to Desalcott will not provide sufficient funds to complete construction of the project. Although Desalcott has received proposals for long-term debt financing, there is no assurance that such financing will be obtained on terms acceptable to Desalcott, or prior to completion of construction. If permanent financing is not obtained prior to the completion of construction, Desalcott will be required to obtain additional funds to complete construction, and the Company has committed to lend to Desalcott up to $10 million under such circumstances.

The Company completed a private placement of common stock to Fidelity Management & Research Company (Fidelity), on behalf of funds and accounts managed by Fidelity, in April 2001. 875,000 shares were sold at a price of $24.93 per share, and the total proceeds to the Company were approximately $21.8 million. The proceeds were used to reduce short-term borrowings. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of these shares.

On March 1, 2001, the Company's principal revolving credit agreement with Fleet National Bank (the Bank) was amended and restated to increase the amount available for borrowing from $70 million to $80 million. In consideration of this increase, the company gave the Bank a "springing lien," which would result in a perfected security interest in the assets of the Company and its domestic subsidiaries (other than real estate and motor vehicles) in the event that the Company (i) defaults under any of its covenants or obligations in the credit agreement, or (ii) fails to pay down outstanding borrowings under the credit agreement to $50 million by May 15, 2001. On May 14, 2001, the principal revolving credit agreement with the Bank was again amended to eliminate the "springing lien" and to reduce the borrowing capacity from $80 million to $65 million. Under the amended credit agreement, the Company has agreed to reduce the principal amount of its borrowings to $50 million by September 30, 2001.

The Company believes that its cash and cash equivalents, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

Derivative Instruments and Market Risk
--------------------------------------

There has been no material change in the information reported in the Company's 2000 Annual Report as filed on Form 10-K with the Securities and Exchange Commission with respect to these risk matters.

Forward-Looking Information
---------------------------

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
----------------------------------------------------------------------------

The Company's future results of operations and certain statements contained in this report, including, without limitation, "Management's Discussion and Analysis of Results of Operations and Financial Condition," constitute forward-looking statements. Such statements are based on management's current views and assumptions and involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations. Among these factors are business conditions and the general economy; competitive factors, such as acceptance of new products and price pressures; risk of nonpayment of accounts receivable; risks associated with foreign operations; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, as described above under "Derivative Instruments and Market Risks;" and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 5.    Other Information

The two lawsuits alleging infringement of certain United States patents and brought against the Company by United States Filter Corporation, U.S. Filter/Ionpure, Inc., IP Holding Company, Millipore Corporation and Millipore Investment Holdings Limited in U.S. District Court, Boston (Civil Actions No. 98-10541-REK and No. 99-11242-RWZ), and a third lawsuit alleging infringement of another United States patent and also brought against the Company by United States Filter Corporation and U.S. Filter/Ionpure, Inc., in U.S. District Court, Boston (Civil Action No. 00-11157-REK), have been settled.

Under the terms of the settlement agreement concluding the first two lawsuits, entered into as of March 30, 2001, the Company will make certain payments to United States Filter Corporation (USF) in exchange for a release and a covenant not to sue. In the fourth quarter of 2000, Ionics reserved against this financial obligation. Under the terms of the settlement agreement, Ionics is free to continue its current activities in electrodeionization (EDI).

Under the terms of the settlement agreement concluding the third lawsuit, also entered into as of March 30, 2001, the Company agreed to an injunction against its future infringement of U.S. Patent No. 4,574,049. The Company has no separate financial obligation under this settlement agreement.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  Exhibit No.               Exhibit

                  10.1                      Shareholders' Agreement dated
                                            April 3, 2001 between the Company
                                            and Mohammed Abdulmohsin Al-Kharafi
                                            & Sons.

                  10.2 Amendment Agreement No. 2, dated May 14, 2001, to Second Amended and Restated Credit Agreement among the Company, Fleet National Bank and Fleet National Bank as agent.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               IONICS, INCORPORATED



Date:  May 15, 2001            By: /s/Arthur L. Goldstein
       ------------                -------------------------------------
                                    Arthur L. Goldstein
                                    Chairman and Chief Executive Officer
                                    (duly authorized officer)



Date:  May 15, 2001            By: /s/Daniel M. Kuzmak
       ------------                -------------------------------------
                                    Daniel M. Kuzmak
                                    Vice President and
                                    Chief Financial Officer
                                    (principal financial officer)

                                  EXHIBIT INDEX



Exhibits
--------

10.1 Shareholders' Agreement dated April 3, 2001 between the Company and Mohammed Abdulmohsin Al-Kharafi & Sons.

10.2 Amendment Agreement No. 2, dated May 14, 2001, to Second Amended and Restated Credit Agreement among the Company, Fleet National Bank and Fleet National Bank as agent.

                                   EXHIBIT 10


                               DATED April 3, 2001



                     MOHAMMED ABDUL MOHSIN AL KHARAFI & SONS

                                       and

                              IONICS, INCORPORATED





          -------------------------------------------------------------

                             SHAREHOLDERS' AGREEMENT
          -------------------------------------------------------------

                                    CONTENTS

CLAUSE                                                    Page

1.       INTERPRETATION......................................3
2.       CONDITIONS PRECEDENT................................6
3.       WARRANTIES..........................................6
4.       BUSINESS OF THE COMPANY.............................6
5.       FORMATION OF THE COMPANY............................6
6.       RESERVED MATTERS....................................7
7.       MANAGEMENT AND CONTROL BODIES.......................7
8.       THE BOARD...........................................7
9.       CONTINUING OBLIGATIONS..............................9
10.      FUNDING.............................................9
11.      DIVIDEND POLICY....................................10
12.      PROTECTIVE COVENANTS...............................10
13.      OPTION.............................................11
14.      DEFAULT............................................12
15.      CONFIDENTIALITY....................................12
16.      DURATION...........................................13
17.      DISPUTES...........................................14
18.      ANNOUNCEMENTS......................................14
19.      NOTICES............................................14
20.      COSTS .............................................15
21.      SEVERABILITY.......................................15
22.      GENERAL............................................15
23.      WHOLE AGREEMENT....................................17
24.      GOVERNING LAW......................................17

SCHEDULES

1.       RESERVED MATTERS
2.       REPRESENTATIONS AND WARRANTIES
3.       CONTINUING OBLIGATIONS
4.       SHARED COSTS

THIS AGREEMENT is made on April 3, 2001 BETWEEN:

(1) MOHAMMED ABDUL MOSHIN AL KHARAFI & SONS (or its wholly owned Affiliate), a company duly incorporated under the laws of Kuwait and whose registered office is at MAK Building No. 4, Area No. 2, Shuwaikh, Kuwait ("Kharafi"); and

(2) IONICS, INCORPORATED (or its wholly owned Affiliate), a company duly incorporated under the laws of Massachusetts and whose registered office is at 65 Grove Street, Watertown, Massachusetts, 02472, U.S.A. ("Ionics")


each a "Party" and together the "Parties".

WHEREAS:

(A) The Parties have agreed to form a consortium for the purpose of performing the concession awarded by the State of Kuwait, through either the Ministry of Finance or the Ministry of Public Works, to build, operate and transfer a wastewater treatment and reclamation plant in Sulaibiya, Kuwait (the "Concession").

(B) The Parties intend to establish a With Limited Liability company to be incorporated under the laws of Kuwait and whose registered office is at Office No. 2, 2nd Floor, Building No. 282, Al-Shuhada Street, Plot No. 1, Area No. 11, Kuwait City, Kuwait (the "Company") to act as concessionaire, and upon its establishment to conduct its business in accordance with the terms and conditions of this Shareholders Agreement, the Concession Agreement and the Articles.

(C) The Shareholders (as defined below) have agreed to enter into this Agreement for the purposes of (i) recording the terms and Conditions on which they will subscribe for shares in and provide funding for the Company, (ii) regulating their relationship with each other in the period prior to the establishment of the Company and for so long as they are shareholders in the Company, and (iii) regulating, as between themselves, certain aspects of the affairs of the Company, including voting as required under the Articles to give effect to the provisions of this Agreement.

IT IS AGREED as follows:

1.       Interpretation

(1)      In this Agreement:

         "Affiliate" means in relation to any party, any other person that, directly or indirectly, through one or more intermediaries, controls, is controlled by or is under common control with the specified person. For the purposes of this definition, the term "control" means the power to direct the management or policies of an entity, directly or indirectly, whether through the ownership of voting securities or other equity interests, by contract or otherwise (provided that the direct or indirect ownership of fifty percent (50%) or more of the voting securities is deemed to constitute control of that entity);

         "Agreed Form" means, in relation to any document, the form of that document which has been initialled for the purpose of identification by the Parties with such changes as the Shareholders may agree in writing before the Effective Date.

         "Articles" means the articles of association of the Company in the Agreed Form.

         "Auditors" means the auditors of the Company from time to time, being an independent firm of accountants of international repute.

         "Board" means the board of directors for the time being of the Company.

         "Business" means the development, engineering, procurement, construction, operation, and maintenance of a wastewater treatment and reclamation project in Sulaibiya, Kuwait in accordance with the provisions of the Project Agreements.

         "Business Plan" means the business plan from time to time of the Company and its subsidiaries (if any).

         "Chairman" means the chairman of the Board appointed in accordance with the provisions of this Agreement and the Articles.

         "Companies Law" means the Kuwait Commercial companies Law No. 15 of
         1960.

         "Concession Agreement" means the agreement to be entered between the State of Kuwait and the Company.

         "Director" means a member of the Board appointed in accordance with the provisions of this Agreement and the Articles.

         "Effective Date" means the date on which the Concession Contract is signed by the Parties and the State of Kuwait.

         "Financial Year" means a financial year for the purposes of the Companies Law.

         "General Assembly" means any meeting of the Shareholders and Investors including both general meetings and extraordinary meetings of Shareholders and Investors.

         "Investor" means a person or entity, other than a Shareholder, with equity participation in the Company.

         "Kuwait" means the State of Kuwait.

         "Loan Agreement" means the long-term financing loan agreement and any bridge loan agreement in the Agreed Form between the Company and its lender(s), including any letters of commitment.

         "Plant" means the wastewater treatment and reclamation plant to be built, operated and transferred in accordance with the provisions of the Concession Agreement.

         "Post-tax Profits" means in respect of any Financial Year the audited post-tax profit of the Company as shown in the audited profit and loss account of the Company for that Financial Year.

         "Project" means the build, operate and transfer project for Sulaibiya Wastewater Treatment and Reclamation Plant in accordance with the Concession Agreement.

         "Project Agreements" includes but is not limited to the Concession Agreement, the Articles, the EPC Agreements, the Ductile Iron Pipe Supply Agreement, the O&M Agreements, and the Loan Agreement.

         "Relevant Date" means the date on which any party becomes a party to this Agreement whether as an original party or by subsequently adhering to its terms in the manner described in this Agreement.

         "Required Majority" means:

(One)in respect of the matters set out in Schedule 1 ("Reserved Matters), the affirmative vote of a majority of the Board of Directors, provided the affirmative vote of the Ionics Directors are included ; and

(Two) in respect of any other matter a simple majority of the Directors.

         "Reserved Matters" means each of the matters in Schedule 1.

         "Shareholder" means each of Kharafi and Ionics or any Affiliate, as defined previously, of each of them to whom Shares are transferred, subject to the transfer policy and to the approval of the Ministry of Finance or Ministry of Public Works, in accordance with this Agreement from time to time.

         "Shareholder Loan" means any capital contribution required to be made by a Shareholder pursuant to Clause 10 which is contributed by a Shareholder by way of debt.

         "Shares" means the investment representing the equity share interest of each Shareholder in the capital of the Company having the rights set out in the Articles.

(2)  Any reference,  express or implied, to an enactment includes references to:

     (a) that enactment as re-enacted, amended, extended or applied by or under any other enactment (before or after the signature of this Agreement);

     (b)  any  enactment  which  that  enactment   re-enacts  (with  or  without
          modification); and

     (c) any subordinate legislation made (before or after the signature of this Agreement) under that enactment, as re-enacted, amended, extended or applied as described in paragraph (a) above, or under any enactment referred to in paragraph (b) above.

(3)      In this Agreement:

     (a)  words importing the singular shall include the plural and vice versa;

     (b)  words   denoting   persons   shall   include   bodies   corporate  and
          unincorporated associations of persons and vice versa; and

     (c) references to a Party shall include successors or assigns of that Party.

(4)      The headings in this Agreement do not affect its interpretation.

(5) Any schedule or appendix to this Agreement shall take effect as if set out in this Agreement and references to this Agreement shall include its schedules and appendices.

2.       Conditions Precedent

         The provisions of Clauses 2, 5(1)(a)(i), 12, 13, 15, 17, 18, 19, 20,
         21, 22, 23 and 24 shall be effective on and from the date of this Agreement. All other provisions of this Agreement shall only become effective on and from the Effective Date.

3.       Warranties

         Each Shareholder represents and warrants to the others as at the Effective Date that the matters contained in Schedule 2 are true and accurate.

4.       Business of the Company

(1) The business of the Company shall be the development, engineering, procurement, construction, operation and maintenance of a wastewater treatment and reclamation plant located at Sulaibiya, Kuwait, in accordance with the provisions of the Project Agreements.

(2) Subject as otherwise required by law or by this Agreement, proceedings of the Company shall be conducted in such a way as to maximise profit available for distribution to the Shareholders to the extent consistent with good business practice.

(3) The Company, in all matters during the course of the Project and under this Agreement, shall deal with the Shareholders and their Affiliates on an arm's length basis and the Shareholders shall ensure that any existing or potential conflicts of interest are brought to the attention of the Company at the earliest opportunity so that they can be dealt with in accordance with this Agreement and the Articles. In the event of any conflicts between Shareholders with respect to the determination of the form of any Project Agreements, the interests of the Company shall have primacy over the interests of the Shareholders.

5.       Formation of the Company

(1)      As soon as reasonably practicable:

          (a) the Parties shall (i) take all such preliminary administrative actions as may be reasonably necessary to incorporate the Company, and thereafter (ii) incorporate the Company and procure that the Company is duly authorised in accordance with all applicable laws to carry on the Business;

          (b) Kharafi shall subscribe for 75 Shares in cash and shall pay to the Company the cash sum of 750,000 Kuwaiti Dinars;

          (c) Ionics shall subscribe for 25 Shares in cash and shall pay to the Company the cash sum of 250,000 Kuwaiti Dinars;

          (d) the Shareholders shall procure that the Company shall on receipt by it of the subscription monies allot and issue the Shares specified in paragraphs (b) and (c) (inclusive) above credited as fully paid to the respective Shareholder and enter their names in the register of members of the Company as the holders of those Shares;

          (e) the Articles shall stipulate that the Board of Directors will comprise a minimum of five and a maximum of seven Directors appointed by the General Assembly in accordance with the Articles, three to represent Kharafi, two to represent Ionics, (collectively constituting the minimum of five Directors) and in the event of the admission of Investors, two to represent such Investors; and

          (f) the Shareholders shall procure that a meeting is held at which it is resolved that:

          (i)  the three (3) persons identified in writing by Kharafi to Ionics;

          (ii) the two(2)persons identified in writing by Ionics to Kharafi;

          (iii) Pricewaterhouse Coopers LLC be appointed as the Auditors;

          (iv) the Financial Year of the Company shall be set as the period commencing on 1 January and ending on 31 December in each year;

          (v) the registered office of the Company be fixed to Office No. 2, 2nd Floor, Building No. 282, Al-Shuhada Street, Plot No. 1, Area No. 11, Kuwait City, Kuwait;

          (vi) the first meeting of the Board shall resolve that

               a) the Business Plan in the Agreed Form be adopted;

               b) the Project Agreements, when due, be entered into by the Company or, where relevant, the Shareholders or their nominees.

6.       RESERVED MATTERS

         The Parties agree that they shall procure that the Company shall not do any of the things listed in Schedule 1 without the prior written approval of the Required Majority.

7.       Management and Control Bodies

(1)      The highest governing body of the Company shall be the General Assembly

(2)      (a) The General  Assembly shall be responsible for deciding all matters which are reserved for the General Assembly under the laws of Kuwait.

         (b) The Board shall be responsible for the overall management of the Company.

8.       The Board

8.1      Constitution of the Board

(1) Following the Effective Date the Board shall comprise Directors as stipulated in Article 5 of this Agreement.

(2) As long as Kharafi and Ionics shall collectively own not less than 51% of the shares of the Company, Kharafi shall maintain three (3) Directors and Ionics shall maintain two (2) Directors to the Board.

(3) No Director representing a Shareholder shall be entitled to receive remuneration from the Company (for acting in his capacity as a Director but without prejudice to any entitlement he may have to be remunerated if he also acts as an executive or employee of the Company) but the Company shall meet the reasonable costs and expenses (including, without limitation, travel and accommodation costs) for Directors attending a meeting of the Board.

(4)  The Chairman shall be appointed by simple majority.

8.2      Authority of the Board

(1) A Director shall be fully authorised to vote and make decisions which are binding on the Shareholder he represents. Technical and other advisors as the Board may deem appropriate shall be entitled to attend Board Meetings upon invitation of the Board but shall not be counted in the quorum for any such meeting and shall not be entitled to vote on any resolution.

(2) The Board may establish such sub-committees, including technical and financial sub-committees, as the Board may deem appropriate by a decision passed by the simple majority. The functions of such sub-committees shall be advisory or as otherwise determined by simple majority.

(3) The business and affairs of the Company shall be managed by or under the direction of the Board. The power to act for or to bind the Company shall be vested exclusively in the Board. The Board may, by a decision passed by the simple majority, delegate any of its powers and duties which are not Reserved Matters to officers, employees, agents and other persons as deemed appropriate.

(4) The Board shall appoint and determine the terms of compensation of any Director or senior employees of the Company.

8.3      Board Decisions

         All decisions, resolutions, approvals and other actions or action items of the Board shall be by simple majority unless stated under this Agreement to require the Required Majority.

8.4      Proceedings of Directors

(1) The quorum for a meeting of the Board shall be four Directors present throughout the meeting, provided that both Shareholders are represented by at least one Director each.

(2) Subject to the remaining provisions of this Clause 8.4, each Director shall be given not less than twenty (20) days written notice of any meeting of the Board. Such notice shall specify the date, time and place such meeting is to take place. The Company shall send an agenda of the matters and proposals to be considered or voted upon at the meetings to each Director and each Shareholder not less than five
         (5) days prior to meetings of the Board.

(3) Any Shareholder may request a special meeting of the Board or, where relevant, a meeting of the General Assembly, by requesting that the Company give notice to each Director and each Shareholder of the Company. Upon receiving such request, the Company shall call such meeting for a date not less than five (5) days and not more than fifteen (15) days following such request.

(4)      The Company shall keep records of all proceedings of the Board.
         The Company shall make a record of each proposal voted on and the results of such voting at each Board meeting. The Company shall provide each Director and each Shareholder with a copy of the minutes of the Board meeting within 15 days after the end of the meeting, which shall be considered and if appropriate approved by the Board during the next Board meeting.

(5) Notwithstanding sub-clause (2) above, a meeting of the Board (including, for the avoidance of doubt, a meeting convened pursuant to sub-clause (3) above) may consist of a conference between Directors some or all of whom are in different places, provided that each Director who participates is able:

(One) to hear each of the other participating Directors addressing the meeting; and

(Two)if he so wishes, to address all of the other participating Directors simultaneously, whether directly, by conference telephone or by any other form of communications equipment (whether in use as at the Effective Date or not) or by a combination of those methods.

(6) Resolutions of the Directors may be passed in writing without the need for a meeting provided that all Directors sign such written resolutions.

9.       Continuing Obligations

         The Shareholders undertake that for so long as they are shareholders in the Company, they will take such actions and make such decisions as appropriate to comply with the obligations in Schedule 3.

10.      Funding

(1) The Shareholders agree that the Company shall obtain financing without recourse against Shareholders or any of their Affiliates (and for purposes of this Clause 10(1), the term Affiliates shall include the joint venture arrangements of Affiliates with third parties) from financial institutions, capital and/or investment markets. In no event shall the Company's funding requirements obligate either Shareholder to accept financing terms and conditions that are not in accordance with this Agreement, and the failure of a Shareholder to accept or undertake financing with recourse against such Shareholder shall not constitute a breach of this Agreement or expose such Shareholder to liability under any performance undertakings or guarantees pursuant to the Concession Agreement. The Shareholders and their Affiliates will, as required, provide pre-completion guarantees for the construction period for their respective scopes of work, subject to the successful negotiations with the lending institutions.

(2) In the event that the General Assembly determines that the capital of the Company should be increased, the Shareholders shall, in proportion to the number of Shares then held by each of them (proportionately adjusted in the event of the admission of Investors) subscribe such further capital as is determined, and pay the capital at such times as is determined by General Assembly.

(3) The Company (in accordance with this Agreement) may arrange financing in addition to or in lieu of that referred to in sub-clause
         (1) above, from:

         (a) additional loans or credit from the Shareholders, banks or other financial institutions, capital markets or investors within or outside Kuwait, on subordinated or other terms to be approved by the Required Majority;

         (b)      any other means of financing permitted by applicable law; or

         (c)      any combination of the above.

(4) If the Shareholders or any of their Affiliates (and for purposes of this Clause 10(4), the term Affiliate(s) shall include the joint venture arrangements of Affiliates with third parties) are required individually or together to provide any guarantees, warranties, or performance bonds, or other types of contingent equity of any kind pursuant to their requirements of the Concession Contract or to obtain debt financing, the Company shall negotiate directly with such Shareholder or Affiliate, on an arms length basis, a reasonable fee as compensation for the risk accepted by such Shareholder or Affiliate. If the guarantees, warranties or performance bonds can be provided by the Company directly, then the Company shall obtain back-to-back guarantees, warranties, or performance bonds from each of the Shareholders, their Affiliates and third parties entering into Project Agreements with the Company for their respective scopes of work. However, it is the intent of the Shareholders to limit, to the maximum extent permitted under the Concession Contract, any recourse to support of whatever nature from the Shareholders or their Affiliates to their equity commitments to the Company. If a Shareholder or Affiliate is responsible by its action or omission which results in a call on a guarantee, warranty or performance bond, that Shareholder or Affiliate alone will replenish such guarantee, warranty or performance bond.

11.      Dividend Policy

         The Shareholders shall procure that the Company shall, to the extent permitted by applicable law, the Loan Agreement, the Project Agreements and subject to the Company's cash requirements, distribute among the Shareholders the maximum amount of monies after allowing for any applicable legal reserve and the payment of taxes, such distributions to be made from time to time as soon as the Company may lawfully do so.

12.      Protective Covenants

(1) The Shareholders agree to work exclusively with each other and their Affiliates during the term of this Agreement with respect to the Project.

(2) In recognition of the mutual benefit to be achieved from working exclusively together in relation to the Project, during the term of this Agreement no Shareholder shall approach (and each Shareholder shall procure that none of its Affiliates shall approach), whether directly or indirectly whether as a promoter, developer, shareholder, investor, lender, advisor or in any other capacity whatsoever, and whether for its own benefit or that of another, any third party (except such Shareholder's own advisors) on issues relating to Reserved Matters and Confidential Information concerning the Project without the prior consent or agreement of the other Shareholder.

(3) Each Shareholder acknowledges that the provisions of this clause are no more extensive than is reasonable to protect the other Shareholder as a subscriber of Shares.


13.      OPTION

(1) In the event that there is any adverse governmental action whose impact to the Shareholders shall be solely and exclusively restricted to Ionics with respect to the Project, then Ionics shall have two (2) options:

Option A:  Ionics may sell its  Shares to a third  party  acceptable  to Kharafi
     (whose consent to such third party shall not be unreasonably withheld); or

Option B: Ionics may exercise the option which is hereby granted by Kharafi to Ionics to sell all (but not less than all) of its Shares and its Shareholder Loans (if any) to Kharafi.

         Option B may be exercised on the following terms:

         (One) If approval of the purchase of Shares by Kharafi is required by the Ministry of Finance (or such other Ministry having authority) in accordance with the Concession Contract, then such approval shall be a condition precedent to the purchase of Ionics' shares by Kharafi. Kharafi hereby agrees to use reasonable efforts to seek and obtain such approval.

         (Two) The option may only be exercised after sixty (60) days written notice by Ionics to Kharafi;

         (Three) The price for the Shares and the Shareholder Loans to be transferred shall be based on the book value of these Shares and Shareholder Loans as of the notice date and as certified by the Auditors; and

         (Four) The price for the Shares and the Shareholder Loans to be transferred shall be payable on the date agreed upon in the written notice and shall be payable in Kuwaiti Dinars.

          Concurrently with the transfer of the Shares and the Shareholder Loans, Kharafi will take all actions necessary to the extent legally possible to remove, and to indemnify and hold harmless Ionics and its Affiliates from all continuing obligations that Ionics may have subsequent to the date of the exercise of the option with respect to any guarantees, warranties, performance bonds, or other types of contingent equity of any kind pursuant to the requirements of the Concession Contract or to obtain debt financing.

(2) Kharafi may exercise the option which is hereby granted by Ionics to Kharafi to purchase such number of Shares as may be required to reduce Ionics' equity participation in the Company from twenty-five percent (25%) to twenty percent (20%). This option may only be exercised on the following terms:

         (One) Kharafi shall obtain the approval of the purchase of Shares by the Ministry of Finance (or such other Ministry having authority) in accordance with the Concession Contract;

         (Two) The option may only be exercised within sixty (60) days following the execution of the Concession Agreement and upon thirty (30) days written notice by Kharafi to Ionics;

         (Three) The price for the Shares to be purchased shall be the book value of the Shares at the time of purchase plus twenty percent (20%) of the incremental difference between the book value of the Shares and the market value of the Shares at the time of purchase (the market value of Shares being determined with reference to the last sale price of Shares in the Company to Investors);

         (Four) The price for the Shares to be purchased shall be payable on the date of transfer and shall be payable in U.S. Dollars; and

         (Five) As consideration for Ionics' grant of the foregoing option, and notwithstanding the provisions of sub-clause 22(16)(b), Kharafi agrees to fund any shared costs of the Company in accordance with an eighty percent (80%) equity participation.

14      Default

14.1     Failure to Meet Cash Call

(1) If any Shareholder fails to meet any request for additional capital as provided for in sub-clause 10(2) within a period of thirty
         (30) days from the date on which such request for additional capital was required to be met, that Shareholder will be deemed to have waived its right to receive the amount of Shares corresponding to that unmet request for additional capital and such shares will instead be offered in accordance with sub-clause (2) for subscription to each Shareholder which has not failed to meet its request for additional capital.

(2) (a) The offer for subscription referred to in sub-clause (1) (the "Subscription Offer") shall be made by notice in writing from the Company to each Shareholder which has not failed to meet in request for additional capital pursuant to 10(2) stating the additional Shares being offered and any other terms of the Subscription Offer.

         (b) The Subscription Offer shall remain open for a period of thirty (30) calendar days, and if not accepted within that period, the Subscription Offer will be deemed to be declined by the Shareholder(s) concerned.

         (c) The additional Shares shall be allotted to those Shareholders who apply for them in proportion to the number of Shares then held by each Shareholder concerned
                  (proportionately adjusted in the event of the admission of Investors), or in the amount applied for, whichever is the lesser amount.


14.2     General

(1) In the event that any Shareholder fails to pay when due any amount payable to the Company or to any other Shareholder under or in respect of this Agreement; (and with respect to Clause 10(2) is not otherwise acquired by other Shareholders pursuant to Clause 15(2)) it shall pay on demand to such other person interest on the overdue amount from the due date up to the date of actual payment at a rate per annum equal to (i) the greater of (1) ten percent 10% or (2) Central Bank of Kuwait Discount Rate + 2%.

(2) The rights and remedies, powers and privileges set out in this Clause are cumulative and not exclusive of any rights, remedies, powers and privileges provided by applicable law.

15.      Confidentiality

(1) This Agreement shall be held to be strictly confidential as to its existence and the terms hereof, and shall only be disclosed to those senior management employees and outside advisors (at each Party's risk) on a need-to-know basis. During the term of this Agreement, and for a period of five (5) years thereafter, no Party shall use or disclose (and each Party shall procure that none of its Affiliates shall use or disclose), for any authorised purpose, any confidential information belonging to the others, their Affiliates or to any other person connected with the others, and each Party shall take all reasonable precautions for the safe custody of such confidential information. For clarity, it is expressly agreed that a Party shall be entitled to disclose such confidential information to any of its Affiliates which reasonably need to know that confidential information to assist the Parties in relation to the Project. That disclosure shall be made on terms that the Affiliate may use or disclose the confidential information only for that purpose, and in a way which reasonably protects the confidentiality of the information.

(2) In this Agreement "confidential information" of a person means information of any nature concerning that person or its business which is not publicly known, including any compilation which is not publicly available of items of publicly known information, but does not include information which:

       (a)    is publicly known at the time of disclosure under this Agreement;

       (b) after disclosure under this Agreement, becomes publicly known other than as a result of a breach of this confidentiality obligation; or

       (c) can be shown was made available to the recipient by some other person who had a right to do so and who has not imposed on the recipient any obligation of confidentiality or restricted use.

(3)    Any Party receiving Confidential Information may use the
       Confidential Information only for the purposes of the Project and Project Development.

(4) Nothing in this Agreement shall restrict a Party or its Affiliates from making any statement or disclosure that may be required by law or any applicable regulatory authority or stock exchange, or as may be required for tax or accounting purposes, provided that that Party shall advise the other about as to the nature, content and timing of the disclosure.

(5) The Parties recognise that in some circumstances financial compensation will not be an adequate remedy for breach of this clause. Accordingly, each Party agrees that, in addition to any rights or remedies available at law, the Party whose confidential information is to be used or disclosed in an unauthorised way shall be entitled to immediate injunctive relief and to specific performance of the obligations in this Clause 15.

(6) In the event of this Agreement being terminated prior to financial close, all confidential information shall be returned to the Party from which it was received, or shall be destroyed with an appropriate assurance that any and all copies thereof have been destroyed, or shall be retained by the receiving Party subject to the confidentiality, non-disclosure and use restrictions of this Clause 15.

 (7) A Shareholder shall not be in breach of this Clause by virtue of any Director passing to the Shareholder which appointed him any information he receives as a Director of the Company, but nothing contained in this Agreement shall require such disclosure where the Director's fiduciary duty to the Company would be breached as a result.

16.      Duration

(1) Subject to Clause 2, this Agreement shall remain in force until the earliest of:

(a)  the date on which this Agreement is terminated by agreement of all Parties;

(b) the failure to enter into the Concession Agreement within twelve (12) months of the signing of the Shareholders' Agreement; or

(c) ______ the termination of the Concession Agreement and all rights and obligations of the Company arising as a result of such termination have been discharged.

(2) ______ Subject to sub-clause (3), a Shareholder will cease to have any further rights or obligations under this Agreement on ceasing to hold any Shares.

(3) ______ Clauses 12, 15, 16 and 17 shall continue to apply to a Shareholder notwithstanding that it has ceased to hold any Shares. Sub-clause (2) shall not affect any of the rights or liabilities of any Parties in connection with any breach of this Agreement which may have occurred before that Shareholder ceased to hold any Shares.

17.      Disputes

(1) ______ The Parties shall in good faith and using their best efforts take all steps as may be necessary to settle any dispute amicably through negotiations and other constructive discussions.

(2) ______ If the Dispute has not been settled in the manner described above then, upon the application of an affected Party, All disputes arising in connection with the present Agreement shall be finally settled under the Rules of Conciliation and Arbitration of the International Chamber of Commerce by one arbitrator if the amount in dispute is less than US$1 Million and three arbitrators if the amount in dispute is US$1 Million or more appointed in accordance with the said Rules. The venue for the Arbitration shall be London, U.K. and the arbitration shall be conducted in the English language.

18.      Announcements

         Neither Party shall make or permit any person connected with it to make any announcement concerning this Agreement or any ancillary matter without the express written consent of the other Party.

19.      Notices

(1) ______ Any notice or other document to be served under this Agreement may be delivered or sent by first class recorded delivery post, or facsimile process to the Party to be served at its address appearing in this Agreement or at such other address as it may have notified to the other Parties in accordance with this Clause.

(2) Any notice or document given in accordance with sub-clause (1) shall be deemed to have been received:

(a)  if delivered or sent by post, then, at the actual time of delivery: or

(b)  if by facsimile process, then, when actually received,

         provided that, a notice or document given in accordance with the above but actually received on a non-working day or after business hours in the place of receipt will only be deemed to be received on the next working day in that place.

20       Costs

(1) ______ Each party shall pay the costs and expenses incurred by it in connection with the entering into and completion of this Agreement.

(2) All figures stated in this Agreement are exclusive of value added tax (if any).

21.      Severability

         The provisions contained in each clause and sub-clause of this Agreement shall be enforceable independently of each of the others and its validity shall not be affected if any of the others is invalid. If any of those provisions is void but would be valid if some part of the provision were deleted, the provision in question shall apply with such modification as may be necessary to make it valid.

22.      General

(1) ______ The Parties agree, as between themselves, that they shall procure the convening of all meetings, the giving of all waivers and consents and the passing of all resolutions and shall otherwise exercise all powers and rights available to them in order to give effect to the provisions of this Agreement.

(2) ______ Without prejudice to the generality of sub-clause (1), the Parties agree, as between themselves, that, if any provisions of the Articles at any time conflict with any provisions of this Agreement, the provisions of this Agreement shall, to the extent legally possible, prevail and the Shareholders shall exercise all powers and rights available to them to procure the amendment of the Articles to the extent necessary to permit the Company and its affairs to be regulated as provided in this Agreement. In case of a conflict between the provisions of Kuwaiti law and this Agreement, then to the extent allowable by Kuwaiti law, this Agreement will prevail.

(3) ______ Except as expressly provided in this Agreement or in any Project Agreement determined by the Parties, none of the rights or obligations under this Agreement may be assigned or transferred without the prior written consent of all the Parties. For the avoidance of doubt, the Parties expressly intend by this Agreement that their respective rights and obligations may be assigned to wholly owned Affiliates, provided that such transfers shall be subject to and in full compliance with the provisions of the Concession Agreement and Kuwaiti Laws.

(4) ______ This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same agreement, and any party may enter into this Agreement by executing a counterpart.

(5) The Parties agree that the working language of the Parties shall be English.

(6) ______ The Parties agree that it is their policy to comply with all applicable laws and mandatory requirements of any applicable governmental body in connection with the Project. Each Party will indemnify the other Parties against any fines, costs or damages incurred by the others as a result of a Party's failure to so comply.

(7) ______ The Parties acknowledge that certain laws, including the U.S. Foreign Corrupt Practices Act and Kuwaiti Penal Law prohibit any person from making any payment of money or giving other valuable consideration, directly or indirectly, to obtain or retain business or to influence improperly or unlawfully any decision or judgement of any official or any governmental body or political party or candidate for political office or any other person, in connection with the subject matter of this Agreement or in connection with any contracts or dealings with third parties associated with the Project. The Parties agree to comply fully with these obligations.

(8) ______ Except to the extent (if any) expressly stated to the contrary, no Party to this Agreement is (and this Agreement shall not constitute any Party as) the partner or agent of the others or of their Affiliates. No Party is authorized to bind the others or to incur liabilities or to make representations on their behalf or on behalf of their Affiliates.

(9) ______ Except to the extent expressly described in this Agreement, the Parties do not have a fiduciary relationship, each Party is free to act as it considers appropriate, and is not restricted from engaging for its own account, by itself or with others, in any business or activity of any nature whatever.

(10) No variation of any of the terms of this Agreement will be effective unless it is made in writing and signed by the Parties.

(11) _____ (1) Third Party Indemnification. Each Party shall indemnify, defend and hold harmless the other Party with respect to any and all claims made against any of them by any party or parties claiming, by or through such indemnifying Party, an interest in this Agreement, the Project or the Company or entitlement to payment of fees or reimbursement of costs in connection with the Project to which interest or claim the other Party or its representatives have not consented.

         (2)  Except for:

(a) the obligations of a Party to make payments relating to the shared costs as set forth in Schedule 4;

(b)      the indemnification obligations of a Party in sub-clause 11(1); and

(c) the gross negligence or wilful misconduct of a Party resulting in a breach of this Agreement,

               in no event shall either Party or its Affiliates have any liability to the other Party or its Affiliates, or to the Company, for any loss or damage arising out of or in connection with this Agreement.

         (3) ___ In no event shall any Party or its Affiliates be liable under this Agreement to the other Party or its Affiliates or to the Company for consequential, incidental, or indirect loss or damages. The releases from liability and limitations on liability set forth in this clause shall extend to the directors, officers, employees, agents, partners and Affiliates of such Party and their respective directors, officers, employees and agents.

(12) _____ The Parties agree that they will modify this Shareholders Agreement to accommodate any changes necessary as a result of changes in the Concession Agreement.

(13) _____ Kharafi and Ionics envisage a payment to them of a success fee conditional on Financial Close which will be paid in the proportion to each of the Parties' individual equity commitment in the Company under this Agreement. The success fee shall be paid to the Parties by the Company from the funds made available to the Company from the lenders and equity investors at Financial Close.

(14) _____ The Company will enter into two EPC contracts, one with Kharafi / Bechtel Joint Venture, and the second EPC contract with Ionics and Kharafi joint venture (collectively, the "EPC Agreements"). The Company will enter into a "Ductile Iron Pipe Supply Agreement" with Kharafi for the supply of the ductile iron pipelines.

(15) _____ The Company will enter into an agreement with an Affiliate of Kharafi to contract for O&M services for the Project; the Affiliate of Kharafi which is to provide the O&M services for the Project will sub-contract to Ionics by O&M Subcontract (or such other contractual arrangement as the Parties deem appropriate) for Micro Filtration and Reverse Osmosis system O&M services (collectively, the "O&M Agreements").

(16) _____ Each of the Parties shall bear its own costs of the activities carried out in relation to the development phase of the Project prior to the Effective Date. However, certain services provided by the Parties prior to the Effective date shall be deemed to be shared costs as referred to in sub-clauses (a) and (b).

         (a) ______ As soon as practical the Parties shall agree an Initial Operating Budget for shared costs to be incurred in relation to the Project as set forth in Schedule 4.

(b) ______ The shared costs will be met by the Parties in proportion to their equity commitment under this Agreement. In the event that additional Investors are admitted to the Company, they also shall pay their proportionate amount of shared costs, including shared costs previously incurred.

23.      Whole Agreement

(1) ______ This Agreement, including the Schedules annexed hereto and documents incorporated by reference, contains the whole Agreement between the Parties relating to the transactions contemplated by this Agreement.

(2) ______ Each of the Parties acknowledges that, in agreeing to enter into this Agreement, it has not relied on any representation, warranty, collateral contract or other assurance (except those set out in this Agreement and the documents referred to in it) made by or on behalf of any other party before the signature of this Agreement. Each of the Parties waives all rights and remedies which, but for this sub-clause, might otherwise be available to it in respect of any such representation, warranty, collateral contract or other assurance, provided that nothing in this clause shall limit or exclude any liability for fraud.

24.      Governing Law

         This Agreement is governed by and shall be construed in accordance with laws of Kuwait.

AS WITNESS the hands of the duly authorised officers of the Parties on the date which appears first on page 1.



Signed   /s/ Marzouk N. Al-Kharafi
For and on behalf of Mohammed Abdul Mohsin al Kharafi
(or its wholly owned Affiliate)

Name  Marzouk N. Al-Kharafi

Position  Assistant Director General




Signed /s/ Edward J. Cichon
For and on behalf of Ionics, Incorporated
(or its wholly owned Affiliate)

Name  Edward J. Cichon

Position  Vice President

                                   SCHEDULE 1

                                RESERVED MATTERS






General



1.     Alter the Articles.

2. Create, issue, increase, decrease, purchase or redeem the Company's share or loan capital.

3.     Pass any resolution for merger, consolidation or winding up the Company.

4. Apply for the appointment of a receiver or an administrator over the Company's assets.

Accounts and financial

5.     Appoint or change the Auditors.

6.     Alter the Company's accounting reference date.

Commercial

7. Form any subsidiary or acquire shares in any company or participate in, or terminate any participation in, any partnership or joint venture.

8.     Reorganise or change the nature or scope of the Company's business.

9.     Dispose of all or substantially all of the Company Assets.

General

10. ____ Any form of or material amendment, waiver, consent, variation or other modification to any provision of this Agreement, or the Project Agreements related to the Project and/or referenced in this Agreement. (For purposes of this clause 10, the term "material", as it is used, refers to any amendment, waiver, consent, variation or other modification which is not in the usual course of business or which is prejudicial to the rights and interests of the Company.)

Accounts and financial

11. Other than in the normal course of business, incur expenditure exceeding US$150,000 on capital account.



Commercial

12.     Amend terms of the Loan Agreement

13.    Create or redeem any mortgage, charge, debenture or other security.

14. Enter into any abnormal or unusual contract or commitment, including any which:

       (a)    is outside the ordinary course of business;

     (b) would involve a total outlay over the term of the contract in excess of US$150,000.

Taxation

15. Make any voluntary claim, disclaimer, surrender, election or consent for tax purposes.

Property

16. Grant any lease or third party rights in respect of the Company's property other than in the normal course of business.

17. Transfer or dispose of the Company's property other than in the normal course of business.

18. Create any interest over the Company's property (including a security interest) other than in the normal course of business.

Intellectual property

19. ____ Assign, licence, transfer, dispose of or create any security interest over, or otherwise deal with any of the Company's intellectual property.

20.    Apply for registration of any intellectual property.

21.    Allow any registration of intellectual property to lapse or be cancelled.

22. ____ Prosecute any infringement action against parties other than partners, or defend any action for revocation or cancellation or any other challenge to the validity of any intellectual property.

23.    Accept any restriction on the use of the Company's intellectual property.

Employees

24. ____ Change the terms and conditions of employment of any Director or senior employee of the Company (a "senior employee" being an employee with a gross annual salary in excess of ____________ US$75,000).

25.    Employ or dismiss any senior employee.

                                   SCHEDULE 2

                         REPRESENTATIONS AND WARRANTIES



1.       Status

         It is a With Limited Liability company duly organised and validly existing under the laws of its country of incorporation.

2.       Powers

         It has the power to enter into and perform its obligations under this Agreement and each of the other documents referred to in this Agreement to which it is a party.

3.       Consents

         It has all necessary consents, licences and approvals in connection with the entry into and performance of its obligations under this Agreement and (if applicable) as a shareholder in the Company.

4.       Non-violation of law etc.

         Its entry into this Agreement and performance of its obligations under this Agreement, including those actions taken prior with respect to and leading up to the execution of this Agreement, has not violated or conflicted with and do not and will not violate or conflict with or exceed any limit imposed by (i) any law or regulation to which it is subject, including the Kuwaiti Penal Law and the U.S. Foreign Corrupt Practices Act, to which the Parties acknowledge applicability in accordance with sub-clause 22(7), (ii) its memorandum and articles of association or other applicable constitutional documents or (iii) any other agreement, instrument or undertaking binding upon it.

                                   SCHEDULE 3

                             CONTINUING OBLIGATIONS

1.       Business Plan

         The Company shall prepare for the approval of the Shareholders a Business Plan for the coming Financial Year of the Company which it shall submit to the Shareholders not less than thirty (30) days before the end of the current Financial Year of the Company. Each Business Plan shall include:

         (a)      a projected balance sheet and profit and loss account;

         (b)      an estimate of working capital requirements;

         (c)      an operating budget; and

         (d) a report on the Company's performance during the current Financial Year of the Company.

2.       Information

         The Company shall provide each Shareholder with:

          (a) quarterly accounts and progress reports within three weeks of the end of each quarter period in the Agreed Form or as otherwise agreed by the Shareholders;

         (b) ______ audited accounts of the Company and each of its subsidiaries (if any), and audited consolidated accounts of the Company and its subsidiaries (if any) within three months of the end of each Financial Year of the Company; and

         (c) ______ such further information as each Shareholder may from time to time reasonably require as to all matters relating to the businesses or affairs or the financial position of the Company and its subsidiaries (if any).

         The provisions with respect to reporting may be modified pursuant to the reporting requirements under the Loan Agreements. The Parties agree to not unnecessarily duplicate any reporting requirements.

3.       Board meetings

         The Shareholders shall procure that meetings of the Directors are held at least 4 times a year.

4.       Accounting records

         The Company and each of its subsidiaries (if any) shall maintain accurate and complete accounting and other financial records and shall procure that such accounting records are, during normal business hours, available for inspection by each Shareholder or its respective authorised representatives.



5.       Insurance

         The Company and each of its subsidiaries (if any) shall insure with a reputable insurance office with suitable ratings from an established rating organisation and keep so insured at all times:

         (a) all its assets against such risks and in the manner and to the extent as shall be in accordance with good commercial practice with regard to assets of the same kind in comparable circumstances; and

         (b) itself in respect of any accident, damage, injury, third party loss, loss of profits and other risks and in the manner and to an extent as shall be in accordance with good commercial practice with regard to a business of the same kind as that of the Company or, if there are any, subsidiary concerned.


6.       Compliance with Project Agreements and Loan Agreement

         The Shareholders shall procure that the Company complies with its obligations under the Project Agreements and the Loan Agreement and other financing and security arrangements to which the Company is a party.

7.       Ownership of Shares

         If other Investors are admitted to the Company, the Shareholders shall retain in the aggregate at least 51% of the equity ownership of the Company.

                                   SCHEDULE 4

                                  SHARED COSTS


-        Company incorporation fees, etc.
-        Bid Budget
-        Third party legal counsel to the Company
-        Third party financial advisor to the Company
-        Other third party consultant(s) to the Company
-        Operational costs.
-        Concession Company costs

                                  Exhibit 10.2

                            AMENDMENT AGREEMENT NO. 2
                                       TO
                  SECOND AMENDED AND RESTATED CREDIT AGREEMENT


         This AMENDMENT AGREEMENT NO. 2 (this "Amendment"), is made as of May 14, 2001, by and among IONICS, INCORPORATED (the "Borrower"), a Massachusetts corporation having its principal place of business at 65 Grove Street, Watertown, Massachusetts 02472, FLEET NATIONAL BANK (referred to herein as "FNB"), with offices at 100 Federal Street, Boston, Massachusetts 02110, and the other banking institutions listed on Schedule 1 to the Credit Agreement (as hereinafter defined) (FNB and such other banking institutions being collectively referred to herein as the "Banks" and each a "Bank") and FNB as agent for the Banks (the "Agent").

         WHEREAS, the Borrower, the Banks and the Agent are parties to that certain Second Amended and Restated Credit Agreement, dated as of July 28, 2000 (as amended by Amendment Agreement No. 1, dated as of March 1, 2001, and as further amended and in effect from time to time, the "Credit Agreement"), pursuant to which the Banks, upon certain terms and conditions, have made loans to the Borrower; and

         WHEREAS, the Agent and the Borrower are parties to a certain fee letter agreement, dated July 28, 2000 (the "Fee Letter"), pursuant to which certain fees have and are to be paid by the Borrower to the Agent;

         WHEREAS, the Borrower has requested and the Banks and the Agent have agreed, on the terms and subject to the conditions set forth herein, to amend the Credit Agreement and the Fee Letter;

         NOW, THEREFORE, the parties hereto hereby agree as follows:

         ss.1. ______ Defined Terms. Capitalized terms which are used herein without definition and which are defined in the Credit Agreement shall have the same meanings herein as in the Credit Agreement.

       ss.2.      Amendment of Credit Agreement.  The Credit Agreement is hereby
                  --------- -- ------ ---------
                  amended as follows:

(a) ______ Section 2.3 of the Credit Agreement is amended by deleting the date "May15, 2001" set forth therein and substituting the date "September 30, 2001" therefor.

(b) Section 8 of the Credit Agreement is amended by adding the following newss.8.17 at the end ofss.8:

              8.17 Interest Rate Protection. The Borrower will, no later than September 30, 2001, implement interest rate protection arrangements in an amount and on terms and conditions otherwise satisfactory to the Agent.

     ss.3.Amendment of Schedule 1 to Credit Agreement.  Schedule 1 of the Credit
          Agreement is ---------  -----------------------  ---------  -------- -
          amended by deleting Schedule 1 in its entirety and substituting the attached Schedule 1 therefor. -------- - -------- -

     ss.4.Amendment to Fee Letter. The Fee Letter is hereby amended by deleting each reference to --------- ------------- the date "May 15, 2001" in the second paragraph of such Letter and substituting the date "September 30, 2001" therefor.

     ss.5.Effectiveness. This Amendment shall be effective as of May 14, 2001, subject to the ------------- satisfaction of the following conditions:

          (a) Delivery. The Borrower, the Banks and the Agent shall have executed and delivered - -------- to the Agent this Amendment.

          (b) ______ Proceedings and Documents. All proceedings in connection with the transactions contemplated by this Amendment and all documents incident thereto shall be reasonably satisfactory in substance and form to the Banks and the Agent, and the Agent shall have received all information and such counterpart originals or certified or other copies of such documents as the Agent may reasonably request.

         ss.6. ______ Termination of Escrow Arrangements; Release of Security Documents. Upon giving effect to this Amendment, the parties agree that the escrow arrangements set forth in the Escrow Agreement shall be terminated and that the Escrow Agent shall be directed by the Agent to deliver the Security Documents to the Borrower. Any security interest evidenced by the Security Documents which would have become effective upon the occurrence of a Triggering Event shall be automatically terminated and the Agent shall hold no security interest in any of the assets of the Borrower.

     ss.7.Representations and Warranties. The Borrower represents and warrants to the Banks and the --------------- --- ---------- Agent as follows:

                  (a) ______ Representations and Warranties in Credit Agreement.
         ___ The representations and warranties of the Borrower contained in the Credit Agreement, (i) were true and correct in all material respects when made, and (ii) except to the extent such representations and warranties by their terms are made solely as of a prior date, continue to be true and correct in all material respects on the date hereof.

                  (b) ______ Authority, Etc. The execution and delivery by the Borrower of this Amendment and the performance by the Borrower of all of its agreements and obligations under this Amendment (i) are within the corporate authority of the Borrower, (ii) have been duly authorized by all necessary corporate proceedings by the Borrower, (iii) do not conflict with or result in any breach or contravention of any provision of law, statute, rule or regulation to which the Borrower is subject or any judgment, order, writ, injunction, license or permit applicable to the Borrower, and (iv) do not conflict with any provision of the corporate charter or by-laws of, or any agreement or other instrument binding upon, the Borrower.

                  (c) ______ Enforceability of Obligations. ___ This Amendment, and the Credit Agreement as amended hereby, constitute the legal, valid and binding obligations of the Borrower enforceable against in accordance with their respective terms. Immediately prior to and after giving effect to this Amendment, no Default or Event of Default exists under the Credit Agreement or any other Loan Document.

         ss.8. ______ No Waiver. Except as otherwise expressly provided for in this Amendment, nothing in this Amendment shall extend to or affect in any way any of the Borrower's obligations or any of the rights and remedies of the Banks or the Agent in respect of the Credit Agreement arising on account of the occurrence of any Event of Default, all of which are expressly preserved.

         ss.9. ______ Miscellaneous Provisions. (a) Except as otherwise expressly provided by this Amendment, all of the terms, conditions and provisions of the Credit Agreement shall remain the same. It is declared and agreed by each of the parties hereto that the Credit Agreement, as amended hereby, shall continue in full force and effect, and that this Amendment and the Credit Agreement shall be read and construed as one instrument.

         (b) ______ THIS AMENDMENT IS INTENDED TO TAKE EFFECT AS AN AGREEMENT UNDER SEAL AND SHALL BE CONSTRUED ACCORDING TO AND GOVERNED BY THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS.

         (c) ______ This Amendment may be executed in any number of counterparts, but all such counterparts shall together constitute but one instrument. In making proof of this Amendment it shall not be necessary to produce or account for more than one counterpart signed by each party hereto by and against which enforcement hereof is sought.

         (d) ______ The Borrower hereby agrees to pay to the Agent, on demand by the Agent, all reasonable out-of-pocket costs and expenses incurred or sustained in connection with the preparation of this Amendment (including reasonable legal fees).

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, the parties hereto have executed this Amendment as an agreement under seal of the date first written above.

                             IONICS, INCORPORATED


                             By: /s/Daniel M. Kuzmak
                                 -------------------------------
                                Name:  Daniel M. Kuzmak
                                Title: CFO

                             FLEET NATIONAL BANK, individually and as Agent


                             By: /s/John C. Dunne
                                 -------------------------------
                                 John C. Dunne, Senior Vice President


                            RATIFICATION OF GUARANTY

         Each of the undersigned Guarantors hereby acknowledges and consents to the foregoing Amendment No. 2 as of May 14, 2001, and agrees that the applicable Guaranty from such Guarantor in favor of the Agent for the benefit of the Agent and the Banks and all other Loan Documents to which each of the Guarantors are a party remain in full force and effect, and each of the Guarantors confirms and ratifies all of its obligations thereunder.




                              AQUA COOL ENTERPRISES, INC.



                              By: /s/Theodore G. Papastavros
                                     Name: Theodore G. Papastavros
                                     Title: Treasurer



                              AQUA DESIGN, INC.



                              By: /s/Edward J. Cichon
                                     Name: Edward Cichon
                                     Title: President



                              FIDELITY PUREWATER, INC.



                              By: /s/Anthony Di Paola
                                     Name: Anthony Di Paola
                                     Title: Treasurer



                              FIDELITY WATER SYSTEMS, INC.



                              By: /s/Anthony Di Paola
                                     Name: Anthony Di Paola
                                     Title: Treasurer




                              IONICS KOREA, INC.



                              By: /s/Arthur L. Goldstein
                                     Name: Arthur L. Goldstein
                                     Title: President




                              IONICS LIFE SCIENCES, INC.



                              By: /s/Theodore G. Papastavros
                                     Name: Theodore G. Papastavros
                                     Title: Treasurer




                              IONICS  ULTRAPURE  WATER CORPORATION



                              By: /s/Stephen Korn
                                     Name: Stephen Korn
                                     Title: Secretary



                              RESOURCES  CONSERVATION  CO. INTERNATIONAL



                              By: /s/Stephen Korn
                                     Name: Stephen Korn
                                     Title: Secretary



                              SEPARATION TECHNOLOGY INC.



                              By: /s/Stephen Korn
                                     Name: Stephen Korn
                                     Title: Secretary



                              SIEVERS INSTRUMENTS, INC.



                              By: /s/Stephen Korn
                                     Name: Stephen Korn
                                     Title: Secretary

                                   SCHEDULE 1
                                Bank Commitments

   ---------------------------------------- -----------------------------------

                    Banks                                 Commitment
   ---------------------------------------- -----------------------------------

   Fleet National Bank                            $65,000,000 through 9/29/01
   100 Federal Street
   Boston, Massachusetts  02110                    $50,000,000 as of 9/30/01
   Attn: John C. Dunne,  Senior Vice
   President

        Percentage:                                           100%
   ---------------------------------------- -----------------------------------