Form 10-Q
period 2001-06-30
IONICS INC
filed 2001-08-09
CIK 52466

[LOGO]            IONICS                              Worldwide Headquarters
                                                      Ionics, Incorporated
                                                      65 Grove Street
                                                      Watertown, Massachusetts
                                                      02472-2882 USA
                                                      Tel:  (617) 926-2500
                                                      Fax: (617) 926-3760
                                                      www.ionics.com

August 9, 2001

Securities and Exchange Commission
Filing Desk, Room 1004
450 Fifth Street, N.W.
Washington, DC 20549

Re: Ionics, Incorporated (Commission File No. 1-7211) filing of Form 10-Q for quarter ended June 30, 2001, Account No. 0000052466

Ladies and Gentlemen:

I enclose via electronic filing pursuant to the Electronic Data Gathering, Analysis and Retrieval (EDGAR) System on behalf of Ionics, Incorporated (the Company), the Form 10Q for the quarter ended June 30, 2001. Please acknowledge receipt of this electronic filing by return email to the Company's email address: plynes@ionics.com.

A manually signed copy of the Form 10-Q will be kept on file at the offices of the Company.

If you have any questions or require further information, please contact the undersigned at 617-926-2510, ext. 450.

Very truly yours,

/s/Stephen Korn
Stephen Korn
Vice President and
General Counsel

Enc.

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

                  For the quarterly period ended: June 30, 2001
                                                  -------------

                                       or

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

At June 30, 2001 the Company had 17,385,542 shares of Common Stock, par value $1 per share, outstanding.

                              IONICS, INCORPORATED
                                    FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2001




                                      INDEX


                                                                  Page Number
                                                                  -----------


PART I          Financial Information

                Consolidated Statements of Operations                  2

                Consolidated Balance Sheets                            3

                Consolidated Statements of Cash Flows                  4

                Notes to Consolidated Financial Statements             5

                Management's Discussion and Analysis of Results
                of Operations and Financial Condition                  8


PART II         Other Information                                     12

                Signatures                                            13

                Exhibit Index                                         14

                 PART I - FINANCIAL INFORMATION

                      IONICS INCORPORATED
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)
        (Amounts in thousands, except per share amounts)

                                                                    Three months ended              Six months ended
                                                                         June 30,                      June 30,
                                                                 --------------------------    ----------------------------
                                                                     2001          2000            2001             2000
                                                                 -----------   ------------    ------------     -----------
Revenue:
     Equipment Business Group                                      $ 51,770       $ 42,405        $103,751        $ 83,761
     Ultrapure Water Group                                           25,214         26,558          59,062          54,304
     Consumer Water Group                                            30,247         26,933          59,592          53,352
     Instrument Business Group                                        6,443          6,908          14,231          14,182
                                                                 -----------   ------------    ------------     -----------
                                                                    113,674        102,804         236,636         205,599
                                                                 -----------   ------------    ------------     -----------

Costs and expenses:
     Cost of sales of Equipment Business Group                       39,951         31,079          79,951          62,484
     Cost of sales of Ultrapure Water Group                          20,260         21,378          45,940          43,243
     Cost of sales of Consumer Water Group                           15,525         14,899          33,529          30,600
     Cost of sales of Instrument Business Group                       2,990          2,761           6,429           6,039
     Research and development                                         1,609          1,827           3,299           3,648
     Selling, general and administrative                             27,580         24,086          56,081          47,060
                                                                 -----------   ------------    ------------     -----------
                                                                    107,915         96,030         225,229         193,074
                                                                 -----------   ------------    ------------     -----------

Income from operations                                                5,759          6,774          11,407          12,525

Interest income                                                         746            318             971             585

Interest expense                                                     (1,448)        (1,202)         (3,052)         (1,926)

Equity income                                                           589            639           1,030             971
                                                                 -----------   ------------    ------------     -----------
Income before income taxes and minority interest                      5,646          6,529          10,356          12,155

Provision for income taxes                                            1,920          2,221           3,521           4,134
                                                                 -----------   ------------    ------------     -----------
Income before minority interest                                       3,726          4,308           6,835           8,021

Minority interest in losses (earnings)                                  443            (93)            329            (244)
                                                                 -----------   ------------    ------------     -----------
Net income                                                          $ 4,169        $ 4,215         $ 7,164         $ 7,777
                                                                 ===========   ============    ============     ===========

Basic earnings per share                                             $ 0.24         $ 0.26          $ 0.43          $ 0.48
                                                                 ===========   ============    ============     ===========

Diluted earnings per share                                           $ 0.24         $ 0.26          $ 0.42          $ 0.47
                                                                 ===========   ============    ============     ===========

Shares used in basic earnings per share calculations                 17,100         16,216          16,746          16,213
                                                                 ===========   ============    ============     ===========

Shares used in diluted earnings per share calculations               17,183         16,429          16,886          16,417
                                                                 ===========   ============    ============     ===========

The accompanying notes are an integral part of these financial statements.

                              IONICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
           (Amounts in thousands, except share and par value amounts)

                                                                                June 30,           December 31,
                                                                                  2001                 2000
                                                                             ---------------      ----------------
ASSETS
Current assets:
      Cash and cash equivalents                                                    $ 25,855              $ 25,497
      Short-term investments                                                            600                 1,105
      Notes receivable, current                                                       4,616                 4,741
      Accounts receivable                                                           158,205               162,711
      Receivables from affiliated companies                                           2,026                   792
      Inventories:
          Raw materials                                                              23,734                21,061
          Work in process                                                            11,862                 8,264
          Finished goods                                                              4,967                 5,376
                                                                             ---------------      ----------------
                                                                                     40,563                34,701
      Other current assets                                                           13,256                16,443
      Deferred income taxes                                                          12,749                12,749
                                                                             ---------------      ----------------
          Total current assets                                                      257,870               258,739

Notes receivable, long-term                                                          21,807                17,502
Investments in affiliated companies                                                  23,531                18,310
Property, plant and equipment:
      Land                                                                            8,640                 8,738
      Buildings                                                                      48,198                48,773
      Machinery and equipment                                                       315,112               312,138
      Other, including furniture, fixtures and vehicles                              51,410                48,470
                                                                             ---------------      ----------------
                                                                                    423,360               418,119
      Less accumulated depreciation                                                (203,925)             (195,276)
                                                                             ---------------      ----------------
                                                                                    219,435               222,843
Other assets                                                                         56,574                60,072
                                                                             ---------------      ----------------
          Total assets                                                            $ 579,217             $ 577,466
                                                                             ===============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable and current portion of long-term debt                          $ 66,099              $ 75,045
      Accounts payable                                                               40,912                56,014
      Customer deposits                                                               8,095                 4,883
      Accrued commissions                                                             2,563                 2,002
      Accrued expenses                                                               32,664                35,419
      Taxes on income                                                                 1,487                     -
                                                                             ---------------      ----------------
          Total current liabilities                                                 151,820               173,363

Long-term debt and notes payable                                                     10,568                10,911
Deferred income taxes                                                                26,811                30,334
Other liabilities                                                                     6,169                 5,997
Stockholders' equity:
      Common stock, par value $1, authorized
      shares: 55,000,000; issued: 17,385,542 in 2001 and
      16,369,029 in 2000                                                             17,385                16,369
      Additional paid-in capital                                                    186,006               162,114
      Retained earnings                                                             204,780               197,616
      Accumulated other comprehensive income                                        (24,322)              (19,238)
                                                                             ---------------      ----------------
          Total stockholders' equity                                                383,849               356,861
                                                                             ---------------      ----------------
          Total liabilities and stockholders' equity                              $ 579,217             $ 577,466
                                                                             ===============      ================

The accompanying notes are an integral part of these financial statements.

                              IONICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                              -------------------------------------

Operating activities:                                                            2001                     2000
                                                                              ------------             ------------
      Net income                                                                  $ 7,164                  $ 7,777
      Adjustments to reconcile net income to net cash provided
      (used) by operating activities:
         Depreciation and amortization                                             17,676                   14,925
         Provision for losses on accounts and notes receivable                      2,924                    1,261
         Compensation expense on restricted stock awards                                -                       36
         Changes in assets and liabilities:
            Notes receivable                                                       (4,467)                    (700)
            Accounts receivable                                                    (2,337)                 (19,971)
            Inventories                                                            (6,291)                  (5,942)
            Other current assets                                                    2,876                    1,162
            Investments in affiliates                                              (5,445)                   1,135
            Accounts payable and accrued expenses                                 (12,366)                     (53)
            Income taxes                                                            1,686                      302
            Other                                                                     506                   (1,275)
                                                                              ------------             ------------
               Net cash provided (used) by operating activities                     1,926                   (1,343)
                                                                              ------------             ------------
Investing activities:
      Additions to property, plant and equipment                                  (18,402)                 (21,218)
      Disposals of property, plant and equipment                                    1,185                      888
      Acquisitions, net of cash acquired                                                -                   (4,250)
      Sale (Purchase) of short-term investments                                       452                     (158)
                                                                              ------------             ------------
               Net cash used by investing activities                              (16,765)                 (24,738)
                                                                              ------------             ------------
Financing activities:
      Principal payments on current debt                                          (54,222)                 (37,660)
      Proceeds from borrowings of current debt                                     45,918                   65,756
      Principal payments on long-term debt                                           (847)                    (492)
      Proceeds from borrowings of long-term debt                                      227                    3,946
      Proceeds from issuance of common stock                                       21,814                        -
      Proceeds from stock option plans                                              3,095                      454
                                                                              ------------             ------------
               Net cash provided by financing activities                           15,985                   32,004
                                                                              ------------             ------------
Effect of exchange rate changes on cash                                              (788)                     252
                                                                              ------------             ------------
Net change in cash and cash equivalents                                               358                    6,175
Cash and cash equivalents at beginning of period                                   25,497                   13,169
                                                                              ------------             ------------
Cash and cash equivalents at end of period                                       $ 25,855                 $ 19,344
                                                                              ============             ============

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

2. Earnings per share (EPS) calculations

                                                                  (Amounts in thousands, except per share amounts)

                                                                        For the three months ended June 30,
                                  ----------------------------------------------------------------------------------------------
                                                        2001                                             2000
                                  ----------------------------------------------   ---------------------------------------------
                                        Net                           Per Share         Net                          Per Share
                                      Income           Shares          Amount          Income          Shares          Amount
                                  --------------   -------------    ------------   -------------   -------------   -------------
Basic EPS
     Income available to
     common stockholders                 $ 4,169          17,100          $ 0.24         $ 4,215          16,216          $ 0.26

     Effect of dilutive
     stock options                             -              83               -               -             213               -
                                   --------------   -------------    ------------   -------------   -------------   -------------

Diluted EPS                              $ 4,169          17,183          $ 0.24         $ 4,215          16,429          $ 0.26
                                   ==============   =============    ============   =============   =============   =============



                                                                     For the six months ended June 30,
                                   ----------------------------------------------------------------------------------------------
                                                        2001                                             2000
                                   ----------------------------------------------   ---------------------------------------------
                                        Net                           Per Share         Net                          Per Share
                                      Income           Shares          Amount          Income          Shares          Amount
                                   --------------   -------------    ------------   -------------   -------------   -------------
Basic EPS
     Income available to
     common stockholders                 $ 7,164          16,746          $ 0.43         $ 7,777          16,213          $ 0.48

     Effect of dilutive
     stock options                             -             140           (0.01)              -             204           (0.01)
                                   --------------   -------------    ------------   -------------   -------------   -------------

Diluted EPS                              $ 7,164          16,886          $ 0.42         $ 7,777          16,417          $ 0.47
                                   ==============   =============    ============   =============   =============   =============

The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options. The number of options that were antidilutive at the three months ended June 30, 2001 and 2000 was 1,555,834 and 1,715,684, respectively. The number of options that were antidilutive at the six months ended June 30, 2001 and 2000 was 1,541,234 and 1,665,084, respectively.

3. Comprehensive Income

The table below sets forth comprehensive income as defined by Statement of Financial Accounting Standard No. 130 for the three month and six month periods ended June 30, 2001 and 2000, respectively.

                                                              (Amounts in thousands)
                                           Three Months Ended                     Six Months Ended
                                               June 30,                               June 30,
                                    ---------------------------------      -------------------------------
                                        2001                2000               2001              2000
                                    --------------      -------------      --------------    -------------
Net income                                $ 4,169            $ 4,215             $ 7,164          $ 7,777
Other comprehensive income,
     net of tax:
     Translation adjustments                 (494)            (1,166)             (5,084)          (3,576)
                                    --------------      -------------      --------------    -------------
Comprehensive income                      $ 3,675            $ 3,049             $ 2,080          $ 4,201
                                    ==============      =============      ==============    =============

4. Segment Information

The following  table  summarizes  the Company's  operations by the four business
group  segments  and   "Corporate"   (Corporate   includes  the  elimination  of
intersegment transfers).

                                                             For the three months ended June 30, 2001
                                     -------------------------------------------------------------------------------------
                                       Equipment     Ultrapure    Consumer        Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group        Corporate       Total
                                     -------------  ------------  ------------  -------------   -----------  -------------
(Amounts in thousands)
Revenue - unaffiliated
     customers                            $51,770      $ 25,214      $ 30,247        $ 6,443           $ -       $113,674
Inter-segment transfers                       590           785             -            316        (1,691)             -
Gross profit                               11,819         4,954        14,722          3,453             -         34,948



                                                            For the three months ended June 30, 2000
                                     -------------------------------------------------------------------------------------
                                       Equipment     Ultrapure      Consumer      Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group        Corporate       Total
                                     -------------  ------------  ------------  -------------   -----------  -------------
(Amounts in thousands)
Revenue - unaffiliated
     customers                            $42,405      $ 26,558      $ 26,933        $ 6,908           $ -       $102,804
Inter-segment transfers                       456         1,339             -            986        (2,781)             -
Gross profit                               11,326         5,180        12,034          4,147             -         32,687



                                                             For the six months ended June 30, 2001
                                     -------------------------------------------------------------------------------------
                                       Equipment     Ultrapure      Consumer      Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group        Corporate       Total
                                     -------------  ------------  ------------  -------------   -----------  -------------
(Amounts in thousands)
Revenue - unaffiliated
     customers                           $103,751      $ 59,062      $ 59,592       $ 14,231           $ -       $236,636
Inter-segment transfers                     1,987         1,966             -            998        (4,951)             -
Gross profit                               23,800        13,122        26,063          7,802             -         70,787



                                                            For the six months ended June 30, 2000
                                     -------------------------------------------------------------------------------------
                                       Equipment     Ultrapure      Consumer      Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group        Corporate       Total
                                     -------------  ------------  ------------  -------------   -----------  -------------
(Amounts in thousands)
Revenue - unaffiliated
     customers                            $83,761      $ 54,304      $ 53,352       $ 14,182           $ -       $205,599
Inter-segment transfers                     2,038         1,564             -          1,372        (4,974)             -
Gross profit                               21,277        11,061        22,752          8,143             -         63,233

5. Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. Implementation of SFAS No. 141 is required for fiscal years beginning after December 15, 2001.

In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The provisions of this Statement are required to be applied with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle.

SFAS Nos. 141 and 142 were issued very recently, and consequently the Company has not yet determined what effect, if any, the adoption of SFAS Nos. 141 and 142 will have on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2001 with the Three and Six Months Ended June 30, 2000

Revenues for the second quarter of 2001 increased 10.6% and net income decreased 1.1%, compared to the results of the second quarter of 2000. Revenues for the first six-month period of 2001 increased 15.1% while net income decreased 7.9% from the comparable six-month period in 2000. Gross profit was $34.9 million in the second quarter of 2001 compared to $32.7 million in the second quarter of 2000. For the first six-month period of 2001, gross profit was $70.8 million compared to $63.2 million for the first six-month period of 2000. Gross profit increased in the second quarter and first six-month period of 2001 for the Equipment Business Group (EBG) and the Consumer Water Group (CWG) as compared to similar periods in 2000. The Ultrapure Water Group's (UWG) gross profit decreased in the second quarter of 2001 but increased for the first six-month period of 2001 from the comparable periods in 2000. Gross profit for the Instrument Business Group (IBG) decreased in the second quarter and first six-month period of 2001 from the comparable periods in 2000.

Total revenues for the second quarter of 2001 increased 10.6% to $113.7 million from $102.8 million in 2000. For the second quarter of 2001, revenues were higher in EBG and CWG but lower in UWG and IBG as compared to the same period in 2000. Revenues for the first six-month period of 2001 increased 15.1% to $236.6 million from $205.6 million in the comparable 2000 period. Revenues were higher in all four business groups in the first six-month period of 2001, compared to the same period in 2000.

EBG revenues increased 22.1% in the second quarter and increased 23.9% in the first six-month period of 2001, as compared with the same respective periods of 2000. These increases came primarily from higher capital equipment sales and the continuing work in 2001 on a desalination facility in Trinidad.

UWG revenues decreased $1.3 million, or 5.1%, in the second quarter of 2001 from the second quarter of 2000. This decrease was due primarily to lower revenues in the Company's Malaysian and Australian subsidiaries. UWG revenues increased $4.8 million, or 8.8%, in the first six-months of 2001 compared to the first six months of 2000. This increase was the result of increased capital equipment sales to the microelectronics industry.

The revenues of CWG increased $3.3 million, or 12.3%, in the second quarter of 2001 compared to the second quarter of 2000. Similarly, CWG revenues increased $6.2 million, or 11.7%, in the first six-month period of 2001 compared to the first six-month period of 2000. These increases were due to continued growth in both the bottled water and home water businesses.

IBG revenues decreased $0.5 million, or 6.7%, in the second quarter of 2001 compared to the second quarter of 2000. Revenues for the first six-month period of 2001 were approximately the same as revenues for the first six-month period of 2000.

Cost of sales as a percentage of revenue for the second quarter was 69.3% in 2001 and 68.2% in 2000. For the six-month period, cost of sales as a percentage of revenue was 70.1% in 2001 and 69.2% in 2000.

Cost of sales as a percentage of revenues increased for EBG and IBG for both the second quarter and six-month periods of 2001, as compared to the respective periods in 2000. UWG's cost of sales as a percentage of revenues was relatively unchanged in the second quarter of 2001, as compared to the second quarter of 2000, but decreased in the first half of 2001 compared to the first half of 2000. Cost of sales as a percentage of revenue for CWG decreased in the second quarter and first half of 2001 compared to the second quarter and first half of 2000. EBG's cost of sales percentage increased to 77.2% and to 77.1% in the second quarter and first half of 2001, respectively, as compared to 73.3% and 74.6% in the same respective periods in 2000. The increases in this percentage for EBG primarily reflect a shift in business mix to lower margin capital equipment. IBG's cost of sales percentage increased to 46.4% and 45.2% in the second quarter and first six months of 2001, respectively, from 40.0% and 42.6% in the second quarter and first six months of 2000, respectively. These increases were the result of a less favorable mix of sales in 2001 than in 2000, as well as lower sales volume in the second quarter of 2001. These increases were offset somewhat by decreases in the cost of sales as a percentage of revenues for UWG and CWG. UWG's cost of sales as a percentage of revenue in the second quarter of 2001 was relatively unchanged from the percentage in the second quarter of 2000. Cost of sales as a percentage of revenue for the first half of 2001 decreased to 77.8% from 79.6% in the first half of 2000. This decrease was primarily due to improved performance in certain domestic operations but was offset by charges incurred by the Company's Malaysian and Australian subsidiaries in the second quarter of 2001. Cost of sales as a percentage of revenues for CWG decreased to 51.3% and 56.3% in the second quarter and first half of 2001, respectively, from 55.3% and 57.4% in the second quarter and first half of 2000, respectively. The decreases are due to both improved operations and a gain recognized on the sale of certain bottled water assets in the second quarter of 2001.

Operating expenses (Research and Development and Selling, General and Administrative) as a percentage of revenues increased during the second quarter of 2001 to 25.7% from 25.2% in 2000. For the six-month period, operating expenses as a percentage of revenues increased to 25.1% in 2001 from 24.7% in 2000. The increase in operating expenses as a percentage of revenues reflected primarily the expansion of the consumer water business sales force both domestically and in Europe during the second quarter of 2001.

Interest income of $0.7 million for the second quarter of 2001 increased from $0.3 million for the second quarter of 2000. Interest income of $1.0 million for the first half of 2001 increased from interest income of $0.6 million for the first half of 2000. Interest expense of $1.4 million and $3.1 million for the second quarter and first half of 2001, respectively, increased from $1.2 million and $1.9 million for the second quarter and first half of 2000, respectively. The increases in interest expense in 2001 reflect higher average borrowings by the Company.

Financial Condition

Working capital increased $20.7 million during the first six months of 2001 while the Company's current ratio increased to 1.7 at June 30, 2001 from 1.5 at December 31, 2000. At June 30, 2001, the Company had $25.9 million in cash and cash equivalents which is approximately the same amount as that at December 31, 2000. Notes payable and current portion of long-term debt decreased $8.9 million, and accounts payable decreased $15.1 million. Inventory and investments in affiliates increased $5.9 million and $5.2 million, respectively.

Cash provided by operating activities totaled $1.9 million during the first six months of 2001. The primary uses of cash for investing purposes during this period were for additions to property, plant and equipment. Significant expenditures were made for "own and operate" facilities and ongoing operations of the Company's bottled water business. Cash provided by financing activities was $16.0 million for the first half of 2001, due to proceeds from the issuance of common stock in a private placement and stock option exercises, partially offset by payments and borrowings of short-term debt.

During 2001, construction has been continuing on the Trinidad desalination facility owned by Desalination Company of Trinidad and Tobago Ltd. (Desalcott), in which the Company has a 40% equity interest. During 2000 and through the first half of 2001, the Company loaned $10 million to the 60% equity owner, Hafeez Karamath Engineering Services Ltd. (HKES), as the source of HKES' equity contribution, in addition to the $10 million contributed by the Company for its 40% equity interest. Desalcott has entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. The bank has indicated that it is willing to increase the amount of the bridge loan to Desalcott, subject to certain conditions. Based on current estimates, the augmented bridge loan plus the $20 million of equity provided to Desalcott should provide sufficient funds to complete construction of the project. Although Desalcott has received proposals for long-term debt financing, there is no assurance that such financing will be obtained on terms acceptable to Desalcott or on a timely basis. If permanent financing is not obtained on a timely basis, or is insufficient to repay the bridge loan, Desalcott may be required to obtain additional funds to finance the project, and the Company has committed to lend Desalcott up to $10 million under such circumstance.

The Company completed a private placement of common stock to Fidelity Management & Research Company (Fidelity), on behalf of funds and accounts managed by Fidelity, in April 2001. 875,000 shares were sold at a price of $24.93 per share, and the total proceeds to the Company were approximately $21.8 million. The proceeds were used to reduce short-term borrowings. The Company filed a registration statement with the Securities and Exchange Commission covering the resale of these shares. The registration statement became effective on June 7, 2001.

On June 29, 2001, the Company entered into a Third Amended and Restated Revolving Credit Agreement with Fleet National Bank (as lender and agent) and Bank of America, N.A., the Chase Manhattan Bank, and Mellon Bank, N.A. (the "Credit Agreement"). Under the terms of the Credit Agreement, which supercedes a prior loan agreement with Fleet National Bank, the Company may borrow up to $90 million, subject to terms and financial covenants typical to such loan agreements.

The Company believes that its cash and cash equivalents, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs.

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. Implementation of SFAS No. 141 is required for fiscal years beginning after December 15, 2001.

In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The provisions of this Statement are required to be applied with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle.

SFAS Nos. 141 and 142 were issued very recently, and consequently the Company has not yet determined what effect, if any, the adoption of SFAS Nos. 141 and 142 will have on the Company's financial position or results of operations.

Quantitative and Qualitative Disclosures about Market Risk

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

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On April 18, 2001, the Company sold 875,000 shares of its common stock, par value $1.00 per share, to certain funds and accounts managed by Fidelity Management and Research Company. The shares were sold at a purchase price equal to $24.93 per share for an aggregate consideration of approximately $21.8 million. The shares were sold in a private placement in reliance on Rule 506 of Regulation D under the Securities Act of 1933. No underwriters were involved with the issuance and sale of the shares. Pursuant to the terms of the stock purchase agreement executed in connection with the sale of the shares, on May 18, 2001, the Company filed a registration statement on Form S-3 (File No. 333-61196) with the Securities and Exchange Commission covering the resale of the shares. The registration statement became effective on June 7, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

a) The Annual Meeting of the Stockholders was held on May 2, 2001. Stephen L. Brown, William K. Reilly, John J. Shields and Allen S. Wyett were reelected as Class III Directors for a three-year term. Continuing as Class I Directors until the 2002 Annual Meeting are Douglas R. Brown, Kathleen F. Feldstein, Arthur L. Goldstein and Carl S. Sloane. Continuing as Class II Directors until the 2004 Annual Meeting are Arnaud de Vitry d'Avaucourt, William E. Katz, Daniel I. C. Wang and Mark S. Wrighton. Each of the Class III Directors received at least the following votes "for" election and no more than the following votes withheld:

              Votes for:                   13,747,698
              Votes withheld:                 195,098

b) The other matter submitted for stockholder approval was ratification of the selection of PricewaterhouseCoopers LLP as the Company auditors for 2001. The following votes were cast:

              Votes for:                   13,868,419
              Votes against:                   62,938
              Abstentions:                     10,939
              Broker non-votes:                   500

Item 5. Other Information

On June 29, 2001, the Company replaced its principal revolving credit agreement with Fleet National Bank and entered into an amended and restated revolving credit agreement with Fleet National Bank (as agent and lender), Bank of America, N.A., The Chase Manhattan Bank and Mellon Bank, N.A. Under the credit agreement, the Company may borrow up to $90 million from the participating banks.

Item 6. Exhibits and Reports on Form 8-K

a)     Exhibits

       Exhibit 4 - Instruments Defining the Rights of Security Holders

       4.1 Third Amended and Restated Credit Agreement dated as of June 29, 2001, among the Company, Fleet National Bank (as agent and lender), Bank of America, N.A., The Chase Manhattan Bank and Mellon Bank, N.A.

       4.2 Global Amendment and Affirmation Agreement dated as of June 29, 2001, among the Company, Fleet National Bank and certain subsidiaries of the Company.

b)     Reports on Exhibit 8-K

       A report on Exhibit 8-K was filed on April 24, 2001, reporting under Item 2 the sale by the Company of 875,000 shares of Common Stock in a private placement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IONICS, INCORPORATED



Date:  August 9, 2001                   By: /s/Arthur L. Goldstein
                                            -----------------------------
                                            Arthur L. Goldstein
                                            Chairman and Chief Executive Officer
                                            (duly authorized officer)



Date:  August 9, 2001                   By: /s/Daniel M. Kuzmak
                                            ------------------------------
                                            Daniel M. Kuzmak
                                            Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

                                  EXHIBIT INDEX





EXHIBITS

4.1    Third Amended and Restated Credit Agreement dated as of June 29,
       2001, among the Company, Fleet National Bank (as agent and lender), Bank of America, N.A., The Chase Manhattan Bank and Mellon Bank, N.A.

4.2    Global Amendment and Affirmation Agreement dated as of June 29,
       2001, among the Company, Fleet National Bank and certain subsidiaries of the Company.

                                                                    Exhibit 4.1
                                                                  EXECUTION COPY






                           THIRD AMENDED AND RESTATED
                           REVOLVING CREDIT AGREEMENT
                           --------------------------



                            Dated as of June 29, 2001



                                      among



                              IONICS, INCORPORATED



                               FLEET NATIONAL BANK

                  and the other lending institutions set forth
                              on Schedule 1 hereto

                                       and

                          FLEET NATIONAL BANK, as Agent

                                TABLE OF CONTENTS


@@
1.   DEFINITIONS AND RULES OF INTERPRETATION.........................................................1
     ---------------------------------------
         1.1.   Definitions..........................................................................1
                -----------
         1.2.   Rules of Interpretation..............................................................17
                -----------------------
2.   THE REVOLVING CREDIT FACILITY...................................................................18
     -----------------------------
         2.1.   Commitment to Lend...................................................................18
                ------------------
         2.2.   Commitment Fee.......................................................................18
                --------------
         2.3.   Reduction of Total Commitment........................................................18
                -----------------------------
         2.4.   The Revolving Credit Notes...........................................................19
                --------------------------
         2.5.   Interest on Revolving Credit Loans...................................................19
                ----------------------------------
         2.6.   Requests for Revolving Credit Loans..................................................19
                -----------------------------------
                  2.6.1.   General...................................................................19
                           -------
                  2.6.2.   Swing Line................................................................20
                           ----------
         2.7.   Conversion Options...................................................................20
                ------------------
                  2.7.1.   Conversion to Different Type of Revolving Credit Loan.....................20
                           -----------------------------------------------------
                  2.7.2.   Continuation of Type of Revolving Credit Loan.............................21
                           ---------------------------------------------
                  2.7.3.   LIBOR Rate Loans..........................................................21
                           ----------------
         2.8.   Funds for Revolving Credit Loan......................................................21
                -------------------------------
                  2.8.1.   Funding Procedures........................................................22
                           ------------------
                  2.8.2.   Advances by Agent.........................................................22
                           -----------------
         2.9.   Settlements..........................................................................22
                -----------
                  2.9.1.   General...................................................................22
                           -------
                  2.9.2.   Failure to Make Funds Available...........................................23
                           -------------------------------
                  2.9.3.   No Effect on Other Banks..................................................24
                           ------------------------
         2.10.   Charge Against Borrower Account.....................................................24
                 -------------------------------
3.   REPAYMENT OF THE REVOLVING CREDIT LOANS.........................................................24
     ---------------------------------------
         3.1.   Maturity.............................................................................24
                --------
         3.2.   Mandatory Repayment of Revolving Credit Loans........................................25
                ---------------------------------------------
                  3.2.1.   General...................................................................25
                           -------
                  3.2.2.   Proceeds..................................................................25
                           --------
         3.3.   Optional Repayments of Revolving Credit Loans........................................25
                ---------------------------------------------
4.   LETTERS OF CREDIT...............................................................................26
     -----------------
         4.1.   Letter of Credit Commitments.........................................................26
                ----------------------------
                  4.1.1.   Commitment to Issue Letters of Credit.....................................26
                           -------------------------------------
                  4.1.2.   Letter of Credit Applications.............................................26
                           -----------------------------
                  4.1.3.   Terms of Letters of Credit................................................26
                           --------------------------
                  4.1.4.   Reimbursement Obligations of Banks........................................27
                           ----------------------------------
                  4.1.5.   Participations of Banks...................................................27
                           -----------------------
         4.2.   Reimbursement Obligation of the Borrower.............................................27
                ----------------------------------------
         4.3.   Letter of Credit Payments............................................................28
                -------------------------
         4.4.   Obligations Absolute.................................................................28
                --------------------
         4.5.   Reliance by Issuer...................................................................29
                ------------------
         4.6.   Letter of Credit Fee.................................................................29
                --------------------
5.   CERTAIN GENERAL PROVISIONS......................................................................30
     --------------------------
         5.1.   Agent's Fee..........................................................................30
                -----------


         5.2.   Funds for Payments...................................................................30
                ------------------
                  5.2.1.   Payments to Agent.........................................................30
                           -----------------
                  5.2.2.   No Offset, etc............................................................30
                           ---------------
         5.3.   Computations.........................................................................30
                ------------
         5.4.   Inability to Determine LIBOR Rate....................................................31
                ---------------------------------
         5.5.   Illegality...........................................................................31
                ----------
         5.6.   Additional Costs, etc................................................................31
                ---------------------
         5.7.   Capital Adequacy.....................................................................33
                ----------------
         5.8.   Certificate..........................................................................33
                -----------
         5.9.   Indemnity............................................................................33
                ---------
         5.10.   Interest After Default; Late Fee....................................................34
                 --------------------------------
                  5.10.1.   Overdue Amounts..........................................................34
                            ---------------
                  5.10.2.   Amounts Not Overdue......................................................34
                            -------------------
                  5.10.3.   Late Fee.................................................................34
                            --------
6.    GUARANTIES.....................................................................................34
     -----------
7.   REPRESENTATIONS AND WARRANTIES..................................................................34
     ------------------------------
         7.1.   Corporate Authority..................................................................34
                -------------------
                  7.1.1.   Incorporation; Good Standing..............................................34
                           ----------------------------
                  7.1.2.   Authorization.............................................................34
                           -------------
                  7.1.3.   Enforceability............................................................35
                           --------------
         7.2.   Governmental Approvals...............................................................35
                ----------------------
         7.3.   Title to Properties; Leases..........................................................35
                ---------------------------
         7.4.   Financial Statements, Projections and Solvency.......................................35
                ----------------------------------------------
                  7.4.1.   Fiscal Year...............................................................35
                           -----------
                  7.4.2.   Financial Statements......................................................35
                           --------------------
                  7.4.3.   Projections...............................................................36
                           -----------
                  7.4.4.   Solvency..................................................................36
                           --------
         7.5.   No Material Changes, etc.............................................................36
                ------------------------
         7.6.   Franchises, Patents, Copyrights, etc.................................................36
                ------------------------------------
         7.7.   Litigation...........................................................................37
                ----------
         7.8.   No Materially Adverse Contracts, etc.................................................37
                ------------------------------------
         7.9.   Compliance with Other Instruments, Laws, etc.........................................37
                --------------------------------------------
         7.10.   Tax Status..........................................................................37
                 ----------
         7.11.   No Event of Default.................................................................38
                 -------------------
         7.12.   Holding Company and Investment Company Acts.........................................38
                 -------------------------------------------
         7.13.   Absence of Financing Statements, etc................................................38
                 ------------------------------------
         7.14.   Certain Transactions................................................................38
                 --------------------
         7.15.   Employee Benefit Plans..............................................................38
                 ----------------------
                  7.15.1.   In General...............................................................38
                            ----------
                  7.15.2.   Terminability of Welfare Plans...........................................38
                            ------------------------------
                  7.15.3.   Guaranteed Pension Plans.................................................39
                            ------------------------
                  7.15.4.   Multiemployer Plans......................................................39
                            -------------------
         7.16.   Use of Proceeds.....................................................................39
                 ---------------
                  7.16.1.   General..................................................................39
                            -------
                  7.16.2.   Regulations U and X......................................................40
                            -------------------
                  7.16.3.   Ineligible Securities....................................................40
                            ---------------------
         7.17.   Environmental Compliance............................................................40
                 ------------------------
         7.18.   Subsidiaries, etc...................................................................41
                 -----------------


         7.19.   Disclosure..........................................................................42
                 ----------
8.   AFFIRMATIVE COVENANTS OF THE BORROWER...........................................................42
     -------------------------------------
         8.1.   Punctual Payment.....................................................................42
                ----------------
         8.2.   Maintenance of Office................................................................42
                ---------------------
         8.3.   Records and Accounts.................................................................42
                --------------------
         8.4.   Financial Statements, Certificates and Information...................................42
                --------------------------------------------------
         8.5.   Notices..............................................................................44
                -------
                  8.5.1.   Defaults..................................................................44
                           --------
                  8.5.2.   Environmental Events......................................................44
                           --------------------
                  8.5.3.   Notification of Certain Claims............................................44
                           ------------------------------
                  8.5.4.   Notice of Litigation and Judgments........................................45
                           ----------------------------------
         8.6.   Corporate Existence; Maintenance of Properties.......................................45
                ----------------------------------------------
         8.7.   Insurance............................................................................45
                ---------
         8.8.   Taxes................................................................................46
                -----
         8.9.   Inspection of Properties and Books, etc..............................................46
                ---------------------------------------
                  8.9.1.   General...................................................................46
                           -------
                  8.9.2.   Communications with Accountants...........................................46
                           -------------------------------
         8.10.   Compliance with Laws, Contracts, Licenses, and Permits..............................46
                 ------------------------------------------------------
         8.11.   Employee Benefit Plans..............................................................47
                 ----------------------
         8.12.   Use of Proceeds.....................................................................47
                 ---------------
         8.13.   New Guarantors.  The................................................................47
                 --------------
         8.14.   Additional Subsidiaries.............................................................47
                 -----------------------
         8.15.   Replacement Instruments.............................................................47
                 -----------------------
         8.16.   Further Assurances..................................................................47
                 ------------------
         8.17.   Interest Rate Protection............................................................48
                 ------------------------
9.   CERTAIN NEGATIVE COVENANTS OF THE BORROWER......................................................48
     ------------------------------------------
         9.1.   Restrictions on Indebtedness.........................................................48
                ----------------------------
         9.2.   Restrictions on Liens................................................................49
                ---------------------
         9.3.   Restrictions on Investments..........................................................51
                ---------------------------
         9.4.   Restricted Payments..................................................................52
                -------------------
         9.5.   Merger, Consolidation and Disposition of Assets......................................52
                -----------------------------------------------
                  9.5.1.   Mergers and Acquisitions..................................................52
                           ------------------------
                  9.5.2.   Disposition of Assets.....................................................53
                           ---------------------
         9.6.   Sale and Leaseback...................................................................53
                ------------------
         9.7.   Compliance with Environmental Laws...................................................53
                ----------------------------------
         9.8.   Subordinated Debt....................................................................53
                -----------------
         9.9.   Upstream Limitations.................................................................53
                --------------------
         9.10.   Negative Pledges....................................................................54
                 ----------------
         9.11.   Employee Benefit Plans..............................................................54
                 ----------------------
         9.12.   Business Activities.................................................................54
                 -------------------
         9.13.   Fiscal Year.........................................................................54
                 -----------
         9.14.   Transactions with Affiliates........................................................55
                 ----------------------------
         9.15.   Inconsistent Agreements.............................................................55
                 -----------------------
         9.16.   Modification of Documents and Charter Documents.....................................55
                 -----------------------------------------------
10.   FINANCIAL COVENANTS OF THE BORROWER............................................................55
      -----------------------------------
         10.1.   Leverage Ratio......................................................................55
                 --------------
         10.2.   Minimum EBITDA......................................................................55
                 --------------
         10.3.   Minimum Net Worth...................................................................56
                 -----------------


         10.4.   Capital Expenditures................................................................56
                 --------------------
11.   CLOSING CONDITIONS.............................................................................57
      ------------------
         11.1.   Loan Documents......................................................................57
                 --------------
         11.2.   Certified Copies of Charter Documents...............................................57
                 -------------------------------------
         11.3.   Corporate Action....................................................................57
                 ----------------
         11.4.   Incumbency Certificate..............................................................57
                 ----------------------
         11.5.   Information Certificates and UCC Search Results.....................................57
                 -----------------------------------------------
         11.6.   Certificates of Insurance...........................................................58
                 -------------------------
         11.7.   Solvency Certificate................................................................58
                 --------------------
         11.8.   Opinion of Counsel..................................................................58
                 ------------------
         11.9.   Payment of Fees.....................................................................58
                 ---------------
         11.10.   Compliance Certificate.............................................................58
                  ----------------------
12.   CONDITIONS TO ALL BORROWINGS...................................................................58
      ----------------------------
         12.1.   Representations True; No Event of Default...........................................58
                 -----------------------------------------
         12.2.   No Legal Impediment.................................................................59
                 -------------------
         12.3.   Governmental Regulation.............................................................59
                 -----------------------
         12.4.   Proceedings and Documents...........................................................59
                 -------------------------
13.   EVENTS OF DEFAULT; ACCELERATION; ETC...........................................................59
      ------------------------------------
         13.1.   Events of Default and Acceleration..................................................59
                 ----------------------------------
         13.2.   Termination of Commitments..........................................................63
                 --------------------------
         13.3.   Remedies............................................................................63
                 --------
14.   SETOFF.........................................................................................63
      ------
15.   THE AGENT......................................................................................64
      ---------
         15.1.   Authorization.......................................................................64
                 -------------
         15.2.   Employees and Agents................................................................65
                 --------------------
         15.3.   No Liability........................................................................65
                 ------------
         15.4.   No Representations..................................................................65
                 ------------------
                  15.4.1.   General..................................................................65
                            -------
                  15.4.2.   Closing Documentation, etc...............................................66
                            --------------------------
         15.5.   Payments............................................................................66
                 --------
                  15.5.1.   Payments to Agent........................................................66
                            -----------------
                  15.5.2.   Distribution by Agent....................................................66
                            ---------------------
                  15.5.3.   Delinquent Banks.........................................................66
                            ----------------
         15.6.   Holders of Notes....................................................................67
                 ----------------
         15.7.   Indemnity...........................................................................67
                 ---------
         15.8.   Agent as Bank.......................................................................67
                 -------------
         15.9.   Resignation.........................................................................67
                 -----------
         15.10.   Notification of Defaults and Events of Default.....................................68
                  ----------------------------------------------
16.   EXPENSES AND INDEMNIFICATION...................................................................68
      ----------------------------
         16.1.   Expenses............................................................................68
                 --------
         16.2.   Indemnification.....................................................................69
                 ---------------
         16.3.   Survival............................................................................69
                 --------
17.   TREATMENT OF CERTAIN CONFIDENTIAL INFORMATION..................................................69
      ---------------------------------------------
         17.1.   Confidentiality.....................................................................69
                 ---------------
         17.2.   Prior Notification..................................................................70
                 ------------------
         17.3.   Other...............................................................................70
                 -----
18.   SURVIVAL OF COVENANTS, ETC.....................................................................70
      --------------------------
19.   ASSIGNMENT AND PARTICIPATION...................................................................71
      ----------------------------


         19.1.   Conditions to Assignment by Banks...................................................71
                 ---------------------------------
         19.2.   Certain Representations and Warranties; Limitations; Covenants......................71
                 --------------------------------------------------------------
         19.3.   Register............................................................................72
                 --------
         19.4.   New Notes...........................................................................73
                 ---------
         19.5.   Participations......................................................................73
                 --------------
         19.6.   Disclosure..........................................................................73
                 ----------
         19.7.   Assignee or Participant Affiliated with the Borrower................................74
                 ----------------------------------------------------
         19.8.   Miscellaneous Assignment Provisions.................................................74
                 -----------------------------------
         19.9.   Assignment by Borrower..............................................................75
                 ----------------------
20.   NOTICES, ETC...................................................................................75
      ------------
21.   GOVERNING LAW..................................................................................75
      -------------
22.   HEADINGS.......................................................................................76
      --------
23.   COUNTERPARTS...................................................................................76
      ------------
24.   ENTIRE AGREEMENT, ETC..........................................................................76
      ---------------------
25.   WAIVER OF JURY TRIAL...........................................................................76
      --------------------
26.   CONSENTS, AMENDMENTS, WAIVERS, ETC.............................................................77
      ----------------------------------
27.   USURY..........................................................................................77
      -----
28.   SEVERABILITY...................................................................................78
      ------------
29.   TRANSITIONAL ARRANGEMENTS......................................................................78
      -------------------------
         29.1.   Prior Credit Agreement..............................................................78
                 ----------------------
         29.2.   Return and Cancellation of Note.....................................................78
                 -------------------------------
         29.3.   Interest and Fees Under Prior Credit Agreement......................................78
                 ----------------------------------------------
         29.4.   Addition of New Banks...............................................................78
                 ---------------------
         29.5.   Revolving Credit Loans..............................................................79
                 --------- ------ -----
         29.6.   Existing Letter of Credit Instruments...............................................79
                 -------- ------ -- ------ -----------
         Revolving Credit Commitment Percentage......................................................1

@@

                         List of Schedules and Exhibits


                  SCHEDULES
                  ---------
                  Schedule 1                Banks; Commitment
                  Schedule 1.1              Non-Consolidated Subsidiaries
                  Schedule 7.3              Title to Properties; Leases
                  Schedule 7.7              Litigation
                  Schedule 7.17             Environmental Compliance
                  Schedule 7.18(a)          Subsidiaries, etc.
                  Schedule 7.18(b)          Joint Ventures; Partnerships
                  Schedule 9.1              Existing Indebtedness
                  Schedule 9.2              Existing Liens
                  Schedule 9.3              Existing Investments
                  Schedule 9.5.2            Disposition of Assets

                  EXHIBITS
                  --------
                  Exhibit A                 Revolving Credit Note
                  Exhibit B                 Loan Request
                  Exhibit C                 Compliance Certificate
                  Exhibit D                 Information Certificate
                  Exhibit E                 Assignment and Acceptance
                  Exhibit F                 Intercompany Subordination Agreement

                           THIRD AMENDED AND RESTATED
                           REVOLVING CREDIT AGREEMENT
                           --------------------------

         This THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT is made as of June 29, 2001, by and among IONICS, INCORPORATED (the "Borrower"), a Massachusetts corporation having its principal place of business at 65 Grove Street, Watertown, MA 02472, and FLEET NATIONAL BANK, a national banking association and the other lending institutions listed on Schedule 1 and FLEET NATIONAL BANK as agent for itself and such other lending institutions.

         WHEREAS, pursuant to a Second Amended and Restated Credit Agreement, dated as of July 28, 2000 (as amended and in effect from time to time, the "Prior Credit Agreement"), among the Borrower, Fleet and the Agent, Fleet made revolving credit loans and other extensions of credit to the Borrower; and

         WHEREAS, the Borrower has requested among other things, to amend and restate the Prior Credit Agreement on the terms and conditions set forth herein and Fleet and the Agent are willing to amend and restate the Prior Credit Agreement on the terms and conditions set forth herein;

         NOW THEREFORE, the Borrower, Fleet and the Agent agree that on the Closing Date the Prior Credit Agreement shall hereby be amended and restated in its entirety and shall remain in full force and effect only as set forth herein.

                   1. DEFINITIONS AND RULES OF INTERPRETATION.
                   -------------------------------------------

         1.1. Definitions. The following terms shall have the meanings set forth in this ss.1 or elsewhere in the provisions of this Credit Agreement referred to below:

     Adjustment Date. The first day of the month immediately following the month in which a Compliance Certificate is to be delivered by the Borrower pursuant toss.8.4(c).

         Affiliate. Any Person that would be considered to be an affiliate of the Borrower under Rule 144(a) of the Rules and Regulations of the Securities and Exchange Commission, as in effect on the date hereof, if the Borrower were issuing securities.

         Agent.  Fleet National Bank, acting as agent for the Banks.

         Agent's Head Office. The Agent's office located at 100 Federal Street, Boston, Massachusetts 02110, or at such other location as the Agent may designate from time to time.

     Agent's Special Counsel. Bingham Dana LLP or such other counsel as may be approved by the Agent.

         Applicable Margin. For each period commencing on an Adjustment Date through the date immediately preceding the next Adjustment Date (each a "Rate Adjustment Period"), the Applicable Margin shall be the applicable margin set forth below with respect to the Leverage Ratio as determined for the period ending on the fiscal quarter ended immediately preceding the applicable Rate Adjustment Period.


----------- --------------------------------- -------------- ------------- ----------- -------------------
                                                                             Letter
                                                  Prime         LIBOR          of
                                                  Rate           Rate        Credit        Commitment
  Level              Leverage Ratio               Loans         Loans         Fee           Fee Rate
----------- --------------------------------- -------------- ------------- ----------- -------------------
----------- --------------------------------- -------------- ------------- ----------- -------------------
    I       Greater than or equal to              0.25%         2.00%        2.00%           0.375%
            2.50:1.00
----------- --------------------------------- -------------- ------------- ----------- -------------------
----------- --------------------------------- -------------- ------------- ----------- -------------------
    II      Less than 2.50:1.00 but greater       0.25%         1.75%        1.75%           0.375%
            than or equal to 2.00:1.00
----------- --------------------------------- -------------- ------------- ----------- -------------------
----------- --------------------------------- -------------- ------------- ----------- -------------------
   III      Less than 2.00:1.00 but greater       0.00%         1.50%        1.50%           0.250%
            than or equal to 1.50:1.00
----------- --------------------------------- -------------- ------------- ----------- -------------------
----------- --------------------------------- -------------- ------------- ----------- -------------------
    IV      Less than 1.50:1.00                   0.00%         1.25%        1.25%           0.250%
----------- --------------------------------- -------------- ------------- ----------- -------------------

         Notwithstanding the foregoing, (a) until the delivery by the Borrower to the Agent of the Compliance Certificate pursuant to ss.8.4(c) for the period ending June 30, 2001, the Applicable Margin shall be the Applicable Margin set forth above in Level I, and (b) if the Borrower fails to deliver any Compliance Certificate pursuant to ss.8.4(c) hereof then, for the period commencing on the next Adjustment Date to occur subsequent to such failure through the date immediately following the date on which such Compliance Certificate is delivered, the Applicable Margin shall be the highest Applicable Margin set forth above.

         Asset Sale. Any one of series of related transactions in which any Person conveys, sells, transfers or otherwise disposes of, directly or indirectly, any of its properties, business or assets (including the sale or issuance of capital stock of any Subsidiary other than to the Borrower or any Subsidiary) whether owned on the Closing Date or thereafter acquired.

         Assignment and Acceptance.  See 19.1.
         -------------------------

         Balance Sheet Date.  December 31, 2000.
         ------------------

         Bank Affiliate. (a) With respect to any Bank, (i) an Affiliate of such Bank or (ii) any entity (whether a corporation, partnership, limited liability company, trust or legal entity) that is engaged in making, purchasing, holding or otherwise investing in bank loans and similar extensions of credit in the ordinary course of its business and is administered or managed by such Bank or an Affiliate of such Bank and (b) with respect to any Bank that is a fund which invests in bank loans and similar extensions of credit, any other entity (whether a corporation, partnership, limited liability company, trust or other legal entity) that is a fund that invests in bank loans and similar extensions of credit and is managed by the same investment advisor as such Bank or by an Affiliate of such investment advisor.

     Banks. Fleet and the other lending institutions listed on Schedule 1 hereto and any other Person who becomes an assignee of any rights and obligations of a Bank pursuant toss.19.

         Borrower.  As defined in the preamble hereto.
         --------

         Business Day. Any day other than a Saturday or Sunday on which banking institutions in Boston, MA, are open for the transaction of banking business and, in the case of LIBOR Rate Loans, also a day which is a LIBOR Business Day.

         Capital Assets. Fixed assets, both tangible (such as land, buildings, fixtures, machinery and equipment) and intangible (such as patents, copyrights, trademarks, franchises and good will); provided that Capital Assets shall not include any item customarily charged directly to expense or depreciated over a useful life of twelve (12) months or less in accordance with generally accepted accounting principles.

         Capital Expenditures. Amounts paid or Indebtedness incurred by the Borrower or any of its Subsidiaries in connection with (a) the purchase or lease by the Borrower or any of its Subsidiaries of Capital Assets that would be required to be capitalized and shown on the balance sheet of such Person in accordance with generally accepted accounting principles or (b) the lease of any assets by the Borrower or any of its Subsidiaries as lessee under any Synthetic Lease to the extent that such assets would have been Capital Assets had the Synthetic Lease been treated for accounting purposes as a Capitalized Lease.

     Capitalization Documents. Collectively, the formation documents (including, without limitation, any certificate of incorporation and by-laws) of the Borrower and its Subsidiaries.

         Capitalized Leases. Leases under which the Borrower or any of its Subsidiaries is the lessee or obligor, the discounted future rental payment obligations under which are required to be capitalized on the balance sheet of the lessee or obligor in accordance with generally accepted accounting principles.

         CERCLA.  Seess.7.17(a).
         ------

         Closing Date. The first date on which the conditions set forth in ss.12 have been satisfied and any Revolving Credit Loans are to be made or any Letter of Credit is to be issued hereunder.

         Code.  The Internal Revenue Code of 1986.
         ----

         Commitment. With respect to each Bank, the amount set forth on Schedule 1 hereto as the amount of such Bank's commitment to make Revolving Credit Loans to, and to participate in the issuance, extension and renewal of Letters of Credit for the account of, the Borrower, as the same may be reduced from time to time; or if such commitment is terminated pursuant to the provisions hereof, zero.

         Commitment Fee.  Seess.2.2.
         --------------

         Commitment Fee Rate. The applicable rate per annum set forth in the chart contained in the definition of Applicable Margin under the heading "Commitment Fee Rate".

     Commitment Percentage. With respect to each Bank, the percentage set forth on Schedule 1 hereto as such Bank's percentage of the aggregate Commitments of all of the Banks.

         Compliance Certificate.  Seess.8.4(c).
         ----------------------

         Consolidated or consolidated. With reference to any term defined herein, shall mean that term as applied to the accounts of the Borrower and its Consolidated Subsidiaries, consolidated in accordance with generally accepted accounting principles.

         Consolidated Net Income (or Deficit). The consolidated net income (or deficit) of the Borrower and its Subsidiaries, after deduction of all expenses, taxes, and other proper charges, determined in accordance with generally accepted accounting principles, after eliminating therefrom all extraordinary nonrecurring items of income and non-cash loss.

         Consolidated Net Worth. The excess of Consolidated Total Assets over Consolidated Total Liabilities less, to the extent otherwise includable in the computation of Consolidated Net Worth, any subscriptions receivable.

     Consolidated Subsidiaries. Any Subsidiary other than those Subsidiaries listed on Schedule 1.1.

         Consolidated Total Assets. The sum of (a) all assets ("consolidated balance sheet assets") of the Borrower and its Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles, plus (b) without duplication, all assets leased by the Borrower or any Subsidiary as lessee under any synthetic lease referred to in clause (f) of the definition of the term "Indebtedness" to the extent that such assets would have been consolidated balance sheet assets had the synthetic lease been treated for accounting purposes as a Capitalized Lease, plus (c) without duplication, all sold receivables referred to in clause (g) of the definition of the term "Indebtedness" to the extent that such receivables would have been consolidated balance sheet assets had they not been sold.

         Consolidated Total Interest Expense. For any period, the aggregate amount of interest required to be paid or accrued by the Borrower and its Subsidiaries during such period on all Indebtedness of the Borrower and its Subsidiaries outstanding during all or any part of such period, whether such interest was or is required to be reflected as an item of expense or capitalized, including payments consisting of interest in respect of any Capitalized Lease, or any Synthetic Lease and including commitment fees, agency fees, facility fees, balance deficiency fees and similar fees or expenses in connection with the borrowing of money.

         Consolidated Total Liabilities. All liabilities of the Borrower and its Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles and classified as such on the consolidated balance sheet of the Borrower and its Subsidiaries and all other Indebtedness of the Borrower and its Subsidiaries, whether or not so classified.

     Conversion Request. A notice given by the Borrower to the Agent of the Borrower's election to convert or continue a Loan in accordance withss.2.7.

     Credit  Agreement.   This  Third  Amended  and  Restated  Revolving  Credit
Agreement, including the Schedules and Exhibits hereto.

         Default.  Seess.13.1.
         -------

         Delinquent Bank.  Seess.15.5.3.
         ---------------

         Distribution. The declaration or payment of any dividend on or in respect of any shares of any class of capital stock of the Borrower, other than dividends payable solely in shares of common stock of the Borrower; the purchase, redemption, or other retirement of any shares of any class of capital stock of the Borrower, directly or indirectly through a Subsidiary of the Borrower or otherwise; the return of capital by the Borrower to its shareholders as such; or any other distribution on or in respect of any shares of any class of capital stock of the Borrower.

         Dollars or $. Dollars in lawful currency of the United States of America.

         Domestic Lending Office. Initially, the office of each Bank designated as such in Schedule 1 hereto; thereafter, such other office of such Bank, if any, located within the United States that will be making or maintaining Prime Rate Loans.

         Drawdown Date. The date on which any Revolving Credit Loan is made or is to be made, and the date on which any Revolving Credit Loan is converted or continued in accordance with ss.2.7.

         EBIT. With respect to any fiscal period, an amount equal to the sum of
(a) Consolidated Net Income (or Deficit) of the Borrower and its Subsidiaries for such fiscal period, plus (b) in each case to the extent deducted in the calculation of such Person's Consolidated Net Income and without duplication,
(i) income tax expense for such period, plus (ii) Consolidated Total Interest Expense paid or accrued during such period, minus, (c) to the extent added in computing Consolidated Net Income, and without duplication, all noncash gains (including income tax benefits) for such period, all as determined in accordance with generally accepted accounting principles.

         EBITDA. With respect to any fiscal period, an amount equal to the sum of (a) Consolidated Net Income of the Borrower and its Subsidiaries for such fiscal period, plus (b) in each case to the extent deducted in the calculation of such Person's Consolidated Net Income and without duplication, (i) depreciation and amortization for such period, plus (ii) income tax expense for such period, plus (iii) Consolidated Total Interest Expense paid or accrued during such period, plus (iv) other noncash charges for such period, and minus, to the extent added in computing Consolidated Net Income, and without duplication, all noncash gains (including income tax benefits) for such period, all as determined in accordance with generally accepted accounting principles.

         Eligible Assignee. Any of (a) a commercial bank or finance company organized under the laws of the United States, or any State thereof or the District of Columbia, and having total assets in excess of $1,000,000,000; (b) a savings and loan association or savings bank organized under the laws of the United States, or any State thereof or the District of Columbia, and having a net worth of at least $100,000,000, calculated in accordance with generally accepted accounting principles; (c) a commercial bank organized under the laws of any other country which is a member of the Organization for Economic Cooperation and Development (the "OECD"), or a political subdivision of any such country, and having total assets in excess of $1,000,000,000, provided that such bank is acting through a branch or agency located in the country in which it is organized or another country which is also a member of the OECD; (d) the central bank of any country which is a member of the OECD; and (e) if, but only if, any Event of Default has occurred and is continuing, any other bank, insurance company, commercial finance company or other financial institution or other Person approved by the Agent, such approval not to be unreasonably withheld.

         Employee Benefit Plan. Any employee benefit plan within the meaning of ss.3(3) of ERISA maintained or contributed to by the Borrower or any ERISA Affiliate, other than a Guaranteed Pension Plan or a Multiemployer Plan.

         Environmental Laws.  Seess.7.17(a).
         ------------------

         EPA.  Seess.7.17(b).
         ---

         Equity Issuance. The sale or issuance by the Borrower or any of its Subsidiaries of any of its capital stock or equity interests or any warrants, rights or options to acquire its capital stock or equity interests.

         ERISA.  The Employee Retirement Income Security Act of 1974.
         -----

         ERISA Affiliate. Any Person which is treated as a single employer with the Borrower under ss.414 of the Code.

         ERISA Reportable Event. A reportable event with respect to a Guaranteed Pension Plan within the meaning of ss.4043 of ERISA and the regulations promulgated thereunder.

         Eurocurrency Reserve Rate. For any day with respect to a LIBOR Rate Loan, the maximum rate (expressed as a decimal) at which any lender subject thereto would be required to maintain reserves under Regulation D of the Board of Governors of the Federal Reserve System (or any successor or similar regulations relating to such reserve requirements) against "Eurocurrency Liabilities" (as that term is used in Regulation D), if such liabilities were outstanding. The Eurocurrency Reserve Rate shall be adjusted automatically on and as of the effective date of any change in the Eurocurrency Reserve Rate.

         Event of Default.  Seess.13.1.
         ----------------

          Fleet. Fleet National Bank, a national banking association, in its individual capacity.

         generally accepted accounting principles. (a) When used in ss.10, whether directly or indirectly through reference to a capitalized term used therein, means (i) principles that are consistent with the principles promulgated or adopted by the Financial Accounting Standards Board and its predecessors, in effect for the fiscal year ended on the Balance Sheet Date, and
(ii) to the extent consistent with such principles, the accounting practice of the Borrower reflected in its financial statements for the year ended on the Balance Sheet Date, and (b) when used in general, other than as provided above, means principles that are (i) consistent with the principles promulgated or adopted by the Financial Accounting Standards Board and its predecessors, as in effect from time to time, and (ii) consistently applied with past financial statements of the Borrower adopting the same principles, provided that in each case referred to in this definition of "generally accepted accounting principles" a certified public accountant would, insofar as the use of such accounting principles is pertinent, be in a position to deliver an unqualified opinion (other than a qualification regarding changes in generally accepted accounting principles) as to financial statements in which such principles have been properly applied.

         Guaranteed Pension Plan. Any employee pension benefit plan within the meaning of ss.3(2) of ERISA maintained or contributed to by the Borrower or any ERISA Affiliate the benefits of which are guaranteed on termination in full or in part by the PBGC pursuant to Title IV of ERISA, other than a Multiemployer Plan.

         Guarantors. Collectively, each domestic Subsidiary of the Borrower (other than the Inactive Subsidiaries) existing on the Closing Date and each other Person which is required to be or become a guarantor from time to time pursuant to ss.8.13 hereof. Each such Person shall be a party to a Guaranty.

         Guaranty. Collectively, the Guaranty, dated as of July 28, 2000 and all other Guaranties required pursuant to ss.8.13 made by each Guarantor in favor of the Banks and the Agent pursuant to which each Guarantor guaranties to the Banks and the Agent the payment and performance of the Obligations and in form and substance satisfactory to the Banks and the Agent.

         Hazardous Substances.  Seess.7.17(b).
         --------------------

          Inactive Subsidiaries. Ionics Tampa Bay, Inc., a Florida corporation and Springfield Elite Technologies, Inc., a Massachusetts corporation, so long as such Subsidiaries do not engage in any business activities whatsoever.

         Indebtedness. As to any Person and whether recourse is secured by or is otherwise available against all or only a portion of the assets of such Person and whether or not contingent, but without duplication:

                  (a) every obligation of such Person for money borrowed,

                  (b) every obligation of such Person evidenced by bonds, debentures, notes or other similar instruments, including obligations incurred in connection with the acquisition of property, assets or businesses,

                  (c) every reimbursement obligation of such Person with respect to letters of credit, bankers' acceptances or similar facilities issued for the account of such Person,

                  (d) every obligation of such Person issued or assumed as the deferred purchase price of property or services (including securities repurchase agreements but excluding trade accounts payable or accrued liabilities arising in the ordinary course of business which are not overdue or which are being contested in good faith),

               (e) every obligation of such Person under any Capitalized Lease,

               (f) every obligation of such Person under any lease (a "Synthetic Lease") treated as an operating lease under generally accepted accounting principles and as a loan or financing for U.S. income tax purposes,

               (g) all sales by such Person of (i) accounts or general intangibles for money due or to become due, (ii) chattel paper, instruments or documents creating or evidencing a right to payment of money or (iii) other receivables (collectively "receivables"), whether pursuant to a purchase facility or otherwise, other than in connection with the disposition of the business operations of such Person relating thereto or a disposition of defaulted receivables for collection and not as a financing arrangement, and together with any obligation of such Person to pay any discount, interest, fees, indemnities, penalties, recourse, expenses or other amounts in connection therewith,

               (h) every obligation of such Person (an "equity related purchase obligation") to purchase, redeem, retire or otherwise acquire for value any shares of capital stock of any class issued by such Person, any warrants, options or other rights to acquire any such shares, or any rights measured by the value of such shares, warrants, options or other rights,

               (i) every obligation of such Person under any forward contract, futures contract, swap, option or other financing agreement or arrangement (including, without limitation, caps, floors, collars and similar agreements), the value of which is dependent upon interest rates, currency exchange rates, commodities or other indices (a "derivative contract"),

          (j) every obligation in respect of Indebtedness of any other entity (including any partnership in which such Person is a general partner) to the extent that such Person is liable therefor as a result of such Person's ownership interest in or other relationship with such entity, except to the extent that the terms of such Indebtedness provide that such Person is not liable therefor and such terms are enforceable under applicable law, and

          (k) every obligation, contingent or otherwise, of such Person guaranteeing, or having the economic effect of guarantying or otherwise acting as surety for, any obligation of a type described in any of clauses
     (a) through (j) (the "primary obligation") of another Person (the "primary obligor"), in any manner, whether directly or indirectly, and including, without limitation, any obligation of such Person (i) to purchase or pay (or advance or supply funds for the purchase of) any security for the payment of such primary obligation, (ii) to purchase property, securities or services for the purpose of assuring the payment of such primary obligation, or (iii) to maintain working capital, equity capital or other financial statement condition or liquidity of the primary obligor so as to enable the primary obligor to pay such primary obligation.

         The "amount" or "principal amount" of any Indebtedness at any time of determination represented by (u) any Indebtedness, issued at a price that is less than the principal amount at maturity thereof, shall be the amount of the liability in respect thereof determined in accordance with generally accepted accounting principles, (v) any Capitalized Lease shall be the principal component of the aggregate of the rentals obligation under such Capitalized Lease payable over the term thereof that is not subject to termination by the lessee, (w) any sale of receivables shall be the amount of unrecovered capital or principal investment of the purchaser (other than the Borrower or any of its wholly-owned Subsidiaries) thereof, excluding amounts representative of yield or interest earned on such investment, (x) any Synthetic Lease shall be the stipulated loss value, termination value or other equivalent amount, (y) any derivative contract shall be the maximum amount of any termination or loss payment required to be paid by such Person if such derivative contract were, at the time of determination, to be terminated by reason of any event of default or early termination event thereunder, whether or not such event of default or early termination event has in fact occurred and (z) any equity related purchase obligation shall be the maximum fixed redemption or purchase price thereof inclusive of any accrued and unpaid dividends to be comprised in such redemption or purchase price.

     Ineligible Securities. Securities which may not be underwritten or dealt in by member banks of the Federal Reserve System under Section 16 of the Banking Act of 1933 (12 U.S.C.ss.24, Seventh), as amended.

     Information Certificates. The Information Certificates, substantially in the form of Exhibit D hereto.

     Intercompany   Subordination  Agreement.  The  Intercompany   Subordination
Agreement, dated as of July 28, 2000, among the Guarantors, the Borrower and the Agent.

         Interest Payment Date. (a) As to any Prime Rate Loan, the last day of the calendar month with respect to interest accrued during such calendar month, including, without limitation, the calendar month which includes the Drawdown Date of such Prime Rate Loan; and (b) as to any LIBOR Rate Loan in respect of which the Interest Period is (i) three (3) months or less, the last day of such Interest Period and (ii) more than three (3) months, the date that is three (3) months from the first day of such Interest Period and, in addition, the last day of such Interest Period.

         Interest Period. With respect to each Revolving Credit Loan, (a) initially, the period commencing on the Drawdown Date of such Loan and ending on the last day of one of the periods set forth below, as selected by the Borrower in a Loan Request or as otherwise required by the terms of this Credit Agreement
(i) for any Prime Rate Loan, the last day of the calendar month; and (ii) for any LIBOR Rate Loan, 1, 2, 3 or 6 months; and (b) thereafter, each period commencing on the last day of the next preceding Interest Period applicable to such Revolving Credit Loan and ending on the last day of one of the periods set forth above, as selected by the Borrower in a Conversion Request; provided that all of the foregoing provisions relating to Interest Periods are subject to the following:

                  (i)  if any Interest Period with respect to a LIBOR Rate
         Loan would otherwise end on a day that is not a LIBOR Business Day, that Interest Period shall be extended to the next succeeding LIBOR Business Day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the immediately preceding LIBOR Business Day;

                  (ii) if any Interest Period with respect to a Prime Rate Loan would end on a day that is not a Business Day, that Interest Period shall end on the next succeeding Business Day;

                  (iii)if the Borrower shall fail to give notice as provided in ss.2.7, the Borrower shall be deemed to have requested a conversion of the affected LIBOR Rate Loan to a Prime Rate Loan and the continuance of all Prime Rate Loans as Prime Rate Loans on the last day of the then current Interest Period with respect thereto;

                  (iv) any Interest Period relating to any LIBOR Rate Loan that begins on the last LIBOR Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last LIBOR Business Day of a calendar month; and

                  (v) any Interest Period that would otherwise extend beyond the Revolving Credit Loan Maturity Date shall end on the Revolving Credit Loan Maturity Date.

         International Standby Practices. With respect to any standby Letter of Credit, International Standby Practices (ISP98), International Chamber of Commerce Publication No. 590, or any successor code of standby letter of credit practices among banks adopted by the Agent in the ordinary course of its business as a standby letter of credit issuer and in effect at the time of issuance of such Letter of Credit.

         Investments. All expenditures made and all liabilities incurred (contingently or otherwise) for the acquisition of stock or Indebtedness of, or for loans, advances, capital contributions or transfers of property to, or in respect of any guaranties (or other commitments as described under Indebtedness), or obligations of, any Person. In determining the aggregate amount of Investments outstanding at any particular time: (a) the amount of any Investment represented by a guaranty shall be taken at not less than the principal amount of the obligations guaranteed and still outstanding; (b) there shall be included as an Investment all interest accrued with respect to Indebtedness constituting an Investment unless and until such interest is paid;
(c) there shall be deducted in respect of each such Investment any amount received as a return of capital (but only by repurchase, redemption, retirement, repayment, liquidating dividend or liquidating distribution); (d) there shall not be deducted in respect of any Investment any amounts received as earnings on such Investment, whether as dividends, interest or otherwise, except that accrued interest included as provided in the foregoing clause (b) may be deducted when paid; and (e) there shall not be deducted from the aggregate amount of Investments any decrease in the value thereof.

         Letter of Credit.  Seess.4.1.1.
         ----------------

         Letter of Credit Application.  Seess.4.1.1.
         ----------------------------

         Letter of Credit Fee.  Seess.4.6.
         --------------------

         Letter of Credit Participation.  Seess.4.1.4.
         ------------------------------

         Leverage Ratio. ___ As of any date of determination, the ratio of (a) Total Funded Indebtedness of the Borrower and its Subsidiaries outstanding on such date to (b) the EBITDA of the Borrower and its Subsidiaries for the Reference Period ended on such date.

         LIBOR Business Day. Any day on which commercial banks are open for international business (including dealings in Dollar deposits) in London or such other LIBOR interbank market as may be selected by the Agent in its sole discretion acting in good faith.

         LIBOR Lending Office. Initially, the office of each Bank designated as such in Schedule 1 hereto; thereafter, such other office of such Bank, if any, that shall be making or maintaining LIBOR Rate Loans.

         LIBOR Rate. For any Interest Period with respect to a LIBOR Rate Loan, the rate of interest equal to (i) the rate determined by the Agent at which Dollar deposits for such Interest Period are offered based on information presented on Telerate Page 3750 as of 11:00 a.m. London time on the second LIBOR Business Day prior to the first day of such Interest Period divided by (ii) a number equal to 1.00 minus the Eurocurrency Reserve Rate, if applicable.

     LIBOR Rate Loans. Revolving Credit Loans bearing interest calculated by reference to the LIBOR Rate.


     Loan Documents. This Credit Agreement, the Notes, the Guaranty, the Intercompany Subordination Agreement, the Letter of Credit Applications and the Letters of Credit.

         Loan Request.  Seess.2.6.
         ------------

         Majority Banks. As of any date, two or more Banks holding at least fifty-one percent (51%) of the outstanding principal amount of the Notes on such date; and if no such principal is outstanding, two or more Banks whose aggregate Commitments constitute at least fifty-one percent (51%) of the Total Commitment.

         Maximum Drawing Amount. The maximum aggregate amount that the beneficiaries may at any time draw under outstanding Letters of Credit, as such aggregate amount may be reduced from time to time pursuant to the terms of the Letters of Credit.

     Multiemployer Plan. Any multiemployer plan within the meaning ofss.3(37) of ERISA maintained or contributed to by the Borrower or any ERISA Affiliate.

         Net Cash Proceeds. With respect to any Equity Issuances, the excess of the gross cash proceeds received by such Person for such Equity Issuance after deduction of all reasonable and customary transaction expenses (including without limitation, underwriting discounts and commissions) actually incurred in connection with such a sale or other issuance.

         Net Cash Sale Proceeds. The net cash proceeds received by a Person in respect of any Asset Sale, less the sum of (a) all reasonable out-of-pocket fees, commissions and other reasonably and customary expenses actually incurred in connection with such Asset Sale, including the amount of income, franchise, sales and other applicable taxes required to be paid by such Person in connection with such Asset Sale, and (b) the aggregate amount of cash so received by such Person which is required to be used to retire (in whole or in part) any Indebtedness (other than under the Loan Documents) of such Person permitted by this Credit Agreement that was secured by a lien or security interest permitted by this Credit Agreement having priority over the liens and security interests (if any) of the Agent (for the benefit of the Agent and the Banks) with respect to such assets transferred and which is required to be repaid in whole or in part (which repayment, in the case of any other revolving credit arrangement or multiple advance arrangement, reduces the commitment thereunder) in connection with such Asset Sale.

         Obligations. All indebtedness, obligations and liabilities of any of the Borrower and its Subsidiaries to any of the Banks and the Agent, individually or collectively, existing on the date of this Credit Agreement or arising thereafter, direct or indirect, joint or several, absolute or contingent, matured or unmatured, liquidated or unliquidated, secured or unsecured, arising by contract, operation of law or otherwise, arising or incurred under this Credit Agreement or any of the other Loan Documents or in respect of any of the Revolving Credit Loans made or Reimbursement Obligations incurred or any of the Revolving Credit Notes, Letters of Credit Application, Letters of Credit, any foreign exchange contracts between the Borrower and any Bank, any interest rate protection arrangements between Borrower and any Bank, any other financial accommodations provided by any Bank to the Borrower under or in any manner related to or associated with any of the foregoing or other instruments at any time evidencing any thereof.

         Operating Accounting.  Seess.2.6.2.
         --------------------

     outstanding. With respect to the Loans, the aggregate unpaid principal thereof as of any date of determination.

     PBGC. The Pension Benefit Guaranty Corporation created byss.4002 of ERISA and any successor entity or entities having similar responsibilities.

         Permitted Acquisitions. Any acquisition by the Borrower, or any of its domestic Subsidiaries of a material portion of the assets, a division or line of business or capital stock of a Person, provided (a) such assets or capital stock are related to the business of the Borrower or such Subsidiary, (b) no Default or Event of Default exists prior to or immediately after such acquisition, (c) the terms of such acquisition are on an arms length basis, (d) if as a result of such acquisition a new domestic Subsidiary is acquired or formed, ss.8.14 is complied with at the time of consummation of such acquisition (or concurrently therewith), (e) if the purchase price for such acquisition or the aggregate purchase price for all acquisitions made during any fiscal year shall exceed $5,000,000 during such fiscal year, the Borrower has demonstrated to the reasonable satisfaction of the Agent and the Majority Banks, set forth in a pro forma Compliance Certificate, compliance with ss.10 on a pro forma basis immediately prior to and after giving effect to any such acquisition, the calculation of which shall be based upon the financial statements delivered for the twelve (12) calendar month period immediately preceding such acquisition,
(f) the board of directors and (if required by applicable law) the shareholders, or the equivalent thereof, of the business to be acquired has approved such acquisition, (g) if such acquisition is made by a merger, the Borrower or the applicable Subsidiary as the case may be, shall be the surviving entity, and (h) if the purchase price for such acquisition or the aggregate purchase price for all acquisitions made during any fiscal year shall exceed $5,000,000 during such fiscal year, all other terms and conditions of, and documentation for, such acquisition are reasonably satisfactory to the Agent and the Banks.

     Permitted Liens. Liens, security interests and other encumbrances permitted byss.9.2.

         Person. Any individual, corporation, partnership, trust, unincorporated association, business, or other legal entity, and any government or any governmental agency or political subdivision thereof.

         Prime Rate. The higher of (i) the annual rate of interest announced from time to time by Fleet at its head office in Boston, MA, as its "prime rate" or "base rate" and (ii) one-half of one percent (1/2%) above the Federal Funds Effective Rate. For the purposes of this definition, "Federal Funds Effective Rate" shall mean for any day, the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Business Day, the average of the quotations for such day on such transactions received by the Agent from three funds brokers of recognized standing selected by the Agent. In addition, the Prime Rate is a reference rate and does not necessarily represent the lowest or best rate charged to any customer. Changes in the rate of interest resulting from any changes in the "Prime Rate" shall take place immediately without notice or demand of any kind.

     Prime Rate Loans. Revolving Credit Loans bearing interest calculated by reference to the Prime Rate.

         Rate Adjustment Period.  See definition of Applicable Margin.
         ----------------------

         RCRA.  Seess.7.17(a).
         ----

     Real Estate. All real property at any time owned or leased (as lessee or sublessee) by the Borrower or any of its Subsidiaries.

         Record. The grid attached to a Revolving Credit Note, or the continuation of such grid, or any other similar record, including computer records, maintained by any Bank with respect to any Revolving Credit Loan referred to in such Revolving Credit Note.

         Reference Bank.  Fleet.
         --------------

     Reference Period. The period of four (4) consecutive fiscal quarters of the Borrower ending on the relevant date.

         Register.  Seess.19.3.
         --------

     Reimbursement Obligation. The Borrower's obligation to reimburse the Agent and the Banks on account of any drawing under any Letter of Credit as provided inss.4.2.

         Restricted Payment. In relation to the Borrower and its Subsidiaries, any (a) Distribution or (b) payment or prepayment by the Borrower or its Subsidiaries to the Borrower's or any Subsidiary's shareholders (or other equity holders) or to any Affiliate of the Borrower or any Subsidiary or any Affiliate of the Borrower's or such Subsidiary's shareholders.

         Revolving Credit Loan Maturity Date.  December 31, 2004.
         -----------------------------------

     Revolving Credit Loans. Revolving credit loans made or to be made by the Banks to the Borrower pursuant to ss.2.

         Revolving Credit Notes. See ss.2.4; provided, however, the Revolving Credit Note issued by the Borrower to Fleet on the Closing Date, shall be the Eighth Amended and Restated Revolving Credit Note.

         SARA.  Seess.7.17(a).
         ----

         Section 20 Subsidiary. A Subsidiary of the bank holding company controlling any Bank, which Subsidiary has been granted authority by the Federal Reserve Board to underwrite and deal in certain Ineligible Securities.

         Settlement. The making or receiving of payments, in immediately available funds, by the Banks, to the extent necessary to cause each Bank's actual share of the outstanding amount of Revolving Credit Loans (after giving effect to any Loan Request) to be equal to such Bank's Commitment Percentage of the outstanding amount of such Revolving Credit Loans (after giving effect to any Loan Request), in any case where, prior to such event or action, the actual share is not so equal.

         Settlement Amount.  Seess.2.9.1.
         -----------------

         Settlement Date. (a) The Drawdown Date relating to any Loan Request,
(b) at the option of the Agent, on any Business Day immediately following the Drawdown Date relating to any Swing Line Loans, (c) at the option of the Agent, on any Business Day following a day on which the account officers of the Agent active upon the Borrower's account become aware of the existence of an Event of Default, (d) any Business Day on which the amount of Revolving Credit Loans outstanding from Fleet plus Fleet's Commitment Percentage of the sum of the Maximum Drawing Amount and any Unpaid Reimbursement Obligations is equal to or greater than Fleet's Commitment Percentage of the Total Revolving Commitment,
(e) any day on which any conversion of a Prime Rate Loan to a LIBOR Rate Loan occurs, (f) any Business Day on which (i) the amount of outstanding Revolving Credit Loans decreases and (ii) the amount of the Agent's Revolving Credit Loans outstanding equals zero Dollars ($0), or (g) any Business Day on which the aggregate amount of outstanding Swing Line Loans exceeds $5,000,000.

         Settling Bank.  Seess.2.9.1.
         -------------

         Subordinated Debt. Unsecured Indebtedness of the Borrower or any of its Subsidiaries that is expressly subordinated and made junior to the payment and performance in full of the Obligations, and evidenced as such by the Intercompany ___ Subordination Agreement and otherwise by a written instrument containing subordination provisions in form and substance approved by the Banks in writing.

         Subsidiary. Any corporation, association, trust, or other business entity of which the designated parent shall at any time own directly or indirectly through a Subsidiary or Subsidiaries at least a majority (by number of votes) of the outstanding Voting Stock.

         Swing Line Loans.  Seess.2.6.2.
         ----------------

     Synthetic Lease. As defined in paragraph (f) of the definition of "Indebtedness".

     Total Commitment. The sum of the Commitments of the Banks, as in effect from time to time.

         Total Funded Indebtedness. At anytime of determination, all funded Indebtedness of the Borrower and its Subsidiaries, including, without limitation the sum of (a) the aggregate outstanding amount of the Revolving Credit Loans,
(b) the Maximum Drawing Amount, the maximum amount which the beneficiary of any other letters of credit issued for the account of the Borrower or any of its Subsidiaries may draw under such letters of credit, (c) the aggregate outstanding amount of all Subordinated Debt and (c) all other Indebtedness for borrowed money, purchase money Indebtedness and with respect to Capitalized Leases and Synthetic Leases, determined on a consolidated basis in accordance with generally accepted accounting principles. For purposes of clarification, Total Funded Indebtedness shall not include surety or other performance bonds.

     Type. As to any Revolving Credit Loan, its nature as a Prime Rate Loan, or a LIBOR Rate Loan.


         Uniform Customs. With respect to any Letter of Credit, the Uniform Customs and Practice for Documentary Credits (1993 Revision), International Chamber of Commerce Publication No. 500 or any successor version thereto adopted by the Agent in the ordinary course of its business as a letter of credit issuer and in effect at the time of issuance of such Letter of Credit.

     Unpaid Reimbursement Obligation. Any Reimbursement Obligation for which the Borrower does not reimburse the Agent and the Banks on the date specified in, and in accordance with,ss.4.2.

         Voting Stock. Stock or similar interests, of any class or classes (however designated), the holders of which are at the time entitled, as such holders, to vote for the election of a majority of the directors (or persons performing similar functions) of the corporation, association, trust or other business entity involved, whether or not the right so to vote exists by reason of the happening of a contingency.

         1.2.  Rules of Interpretation.

     (a) A reference to any document or agreement shall include such document or agreement as amended, modified or supplemented from time to time in accordance with its terms and the terms of this Credit Agreement.

     (b) The singular includes the plural and the plural includes the singular.

     (c) A reference to any law includes any amendment or modification to such law.

     (d) A reference to any Person includes its permitted successors and permitted assigns.

     (e) Accounting terms not otherwise defined herein have the meanings assigned to them by generally accepted accounting principles applied on a consistent basis by the accounting entity to which they refer.

     (f) The words "include", "includes" and "including" are not limiting.

     (g)  All terms not  specifically  defined  herein or by generally accepted accounting principles, which terms are defined in the Uniform Commercial Code as in effect in the Commonwealth of Massachusetts, have the meanings assigned to them therein, with the term "instrument" being that defined under Article 9 of the Uniform Commercial Code.

     (h) Reference to a particular "ss." refers to that section of this Credit Agreement unless otherwise indicated.

     (i) The words "herein", "hereof", "hereunder" and words of like import shall refer to this Credit Agreement as a whole and not to any particular section or subdivision of this Credit Agreement.

     (j) Unless otherwise expressly indicated, in the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including," the words "to" and "until" each mean "to but excluding," and the word "through" means "to and including."

     (k) This Credit Agreement and the other Loan Documents may use several different limitations, tests or measurements to regulate the same or similar matters. All such limitations, tests and measurements are, however, cumulative and are to be performed in accordance with the terms thereof.

     (l) This Credit Agreement and the other Loan Documents are the result of negotiation among, and have been reviewed by counsel to, among others, the Agent and the Borrower and are the product of discussions and negotiations among all parties. Accordingly, this Credit Agreement and the other Loan Documents are not intended to be construed against the Agent or any of the Banks merely on account of the Agent's or any Bank's involvement in the preparation of such documents.

                        2. THE REVOLVING CREDIT FACILITY.

         2.1. Commitment to Lend. Subject to the terms and conditions set forth in this Credit Agreement, each of the Banks severally agrees to lend to the Borrower and the Borrower may borrow, repay, and reborrow from time to time from the Closing Date up to but not including the Revolving Credit Loan Maturity Date upon notice by the Borrower to the Agent given in accordance with ss.2.6, such sums in Dollars as are requested by the Borrower up to a maximum aggregate amount outstanding (after giving effect to all amounts requested) at any one time equal to such Bank's Commitment minus such Bank's Commitment Percentage of the sum of the Maximum Drawing Amount and all Unpaid Reimbursement Obligations, provided that the sum of the outstanding amount of the Revolving Credit Loans (after giving effect to all amounts requested) plus the Maximum Drawing Amount and all Unpaid Reimbursement Obligations shall not at any time exceed the Total Commitment. The Revolving Credit Loans shall be made pro rata in accordance with each Bank's Commitment Percentage. Each request for a Revolving Credit Loan hereunder shall constitute a representation and warranty by the Borrower that the conditions set forth in ss.11 and ss.12, in the case of the initial Revolving Credit Loans to be made on the Closing Date, and ss.12, in the case of all other Revolving Credit Loans, have been satisfied on the date of such request.

         2.2. Commitment Fee. The Borrower agrees to pay to the Agent for the accounts of the Banks in accordance with their respective Commitment Percentages a commitment fee (the "Commitment Fee") calculated at the rate of Commitment Fee Rate per annum on the average daily amount during each calendar quarter or portion thereof from the date hereof to the Revolving Credit Loan Maturity Date by which the Total Commitment minus the sum of the Maximum Drawing Amount and all Unpaid Reimbursement Obligations exceeds the outstanding amount of Revolving Credit Loans during such calendar quarter. The Commitment Fee shall be payable quarterly in arrears on the first day of each calendar quarter for the immediately preceding calendar quarter commencing on the first such date following the date hereof, with a final payment on the Revolving Credit Loan Maturity Date or any earlier date on which the Commitments shall terminate.

         2.3. Reduction of Total Commitment. In addition the Borrower shall have the right at any time and from time to time upon three (3) Business Days prior written notice to the Agent to reduce by $100,000 or an integral multiple thereof or terminate entirely the Total Commitment, whereupon the Commitments of the Banks shall be reduced pro rata in accordance with their respective Commitment Percentages of the amount specified in such notice or, as the case may be, terminated. Promptly after receiving any notice of the Borrower delivered pursuant to this ss.2.3, the Agent will notify the Banks of the substance thereof. Upon the effective date of any such reduction or termination, the Borrower shall pay to the Agent for the respective accounts of the Banks the full amount (i) of any Commitment Fee then accrued on the amount of the reduction and (ii) necessary to comply with the borrowing limitations set forth in ss.2.1. No reduction or termination of the Commitments may be reinstated.

         2.4. The Revolving Credit Notes. The Revolving Credit Loans shall be evidenced by separate promissory notes of the Borrower in substantially the form of Exhibit A hereto (each a "Revolving Credit Note"), dated as of the Closing Date and completed with appropriate insertions. One Revolving Credit Note shall be payable to the order of each Bank in a principal amount equal to such Bank's Commitment or, if less, the outstanding amount of all Revolving Credit Loans made by such Bank, plus interest accrued thereon, as set forth below. The Borrower irrevocably authorizes each Bank to make or cause to be made, at or about the time of the Drawdown Date of any Revolving Credit Loan or at the time of receipt of any payment of principal on such Bank's Revolving Credit Note, an appropriate notation on such Bank's Record reflecting the making of such Revolving Credit Loan or (as the case may be) the receipt of such payment. The outstanding amount of the Revolving Credit Loans set forth on such Bank's Record shall be prima facie evidence of the principal amount thereof owing and unpaid to such Bank, but the failure to record, or any error in so recording, any such amount on such Bank's Record shall not limit or otherwise affect the obligations of the Borrower hereunder or under any Revolving Credit Note to make payments of principal of or interest on any Revolving Credit Note when due.

     2.5. Interest on Revolving Credit Loans. Except as otherwise provided inss.5.11,

                  (a) Each Prime Rate Loan shall bear interest for the period commencing with the Drawdown Date thereof and ending on the last day of the Interest Period with respect thereto at the rate per annum equal to the Prime Rate plus the Applicable Margin.

                  (b) Each LIBOR Rate Loan shall bear interest for the period commencing with the Drawdown Date thereof and ending on the last day of the Interest Period with respect thereto at the rate per annum equal to the LIBOR Rate determined for such Interest Period plus the Applicable Margin.

                  (c) The Borrower promises to pay interest on each Revolving Credit Loan in arrears on each Interest Payment Date with respect thereto.

     2.6. Requests for Revolving Credit Loans.

                  2.6.1. General. The Borrower shall give to the Agent written notice in the form of Exhibit B hereto (or telephonic notice confirmed in a writing in the form of Exhibit B hereto) of each Revolving Credit

         Loan requested hereunder (a "Loan Request") by no later than 11:00 a.m. (Boston time) and no less than (a) one (1) Business Day prior to the proposed Drawdown Date of any Prime Rate Loan and (b) three (3) LIBOR Business Days prior to the proposed Drawdown Date of any LIBOR Rate Loan. Each such notice shall specify (i) the principal amount of the Revolving Credit Loan requested, (ii) the proposed Drawdown Date of such Revolving Credit Loan, (iii) the Interest Period for any LIBOR Rate Loan and (iv) the Type of such Revolving Credit Loan. Promptly upon receipt of any such notice, the Agent shall notify each of the Banks thereof. Each Loan Request shall be irrevocable and binding on the Borrower and shall obligate the Borrower to accept the Revolving Credit Loan requested from the Banks on the proposed Drawdown Date. Each Loan Request shall be in a minimum aggregate amount of $250,000 or a whole multiple of $100,000 in excess thereof.

                  2.6.2. Swing Line. Notwithstanding the notice and minimum amount requirements set forth in ss.2.6.1 but otherwise in accordance with the terms and conditions of this Credit Agreement, the Agent may, in its sole discretion and without conferring with the Banks, but subject to the satisfaction of the conditions precedent set forth in ss.12, make Revolving Credit Loans to the Borrower (a) by entry of credits to the Borrower's operating account (the "Operating Account") with the Agent to cover checks or other charges which the Borrower has drawn or made against such account or (b) in an amount as otherwise requested by the Borrower ("Swing Line Loans"). The Borrower hereby requests and authorizes the Agent to make from time to time Swing Line Loans by means of appropriate entries of such credits sufficient to cover checks and other charges then presented for payment from the Operating Account or as otherwise so requested. Except as set forth in the first sentence of this ss.2.6.2, the Borrower acknowledges and agrees that the making of Swing Line Loans shall, in each case, be subject in all respects to the provisions of this Credit Agreement as if they were Revolving Credit Loans covered by a Loan Request including, without limitation, the limitations set forth in ss.2.1 and the requirements that the applicable provisions of ss.11 (in the case of Revolving Credit Loans made on the Closing Date) and ss.12 be satisfied and that outstanding Swing Line Loans prior to a Settlement shall not exceed $5,000,000 in the aggregate at any time. All actions taken by the Agent pursuant to the provisions of this ss.2.6.2 shall be conclusive and binding on the Borrower and the Banks absent the Agent's gross negligence or willful misconduct. Swing Line Loans shall be Prime Rate Loans and, prior to a Settlement, such interest shall be for the account of the Agent. Swing Line Loans requested (a) prior to 2 p.m. (Boston time) on any Business Day shall be made on the date requested and (b) after 2 p.m. (Boston time) on any Business Day shall be made on the following Business Day.

         2.7.  Conversion Options.

                  2.7.1. Conversion to Different Type of Revolving Credit Loan. The Borrower may elect from time to time to convert any outstanding

         Revolving Credit Loan to a Revolving Credit Loan of another Type, provided that (a) with respect to any such conversion of a Revolving Credit Loan to a Prime Rate Loan, the Borrower shall give the Agent at least one (1) Business Day prior written notice of such election; (b) with respect to any such conversion of a Prime Rate Loan to a LIBOR Rate Loan, the Borrower shall give the Agent by no later than 11:00 a.m. (Boston time) and at least three (3) LIBOR Business Days prior written notice of such election; (c) with respect to any such conversion of a LIBOR Rate Loan into a Prime Rate Loan, such conversion shall only be made on the last day of the Interest Period with respect thereto; and (d) no Revolving Credit Loan may be converted into a LIBOR Rate Loan when any Default or Event of Default has occurred and is continuing. On the date on which such conversion is being made each Bank shall take such action as is necessary to transfer its Commitment Percentage of such Revolving Credit Loans to its Domestic Lending Office or its LIBOR Lending Office, as the case may be. All or any part of outstanding Revolving Credit Loans of any Type may be converted into a Revolving Credit Loan of another Type as provided herein, provided that any partial conversion shall be in an aggregate principal amount of $100,000 or a whole multiple thereof. Each Conversion Request relating to the conversion of a Revolving Credit Loan to a LIBOR Rate Loan shall be irrevocable by the Borrower.

                  2.7.2. Continuation of Type of Revolving Credit Loan. Any Revolving Credit Loan of any Type may be continued as a Revolving Credit Loan of the same Type upon the expiration of an Interest Period with respect thereto by compliance by the Borrower with the notice provisions contained in ss.2.7.1; provided that no LIBOR Rate Loan may be continued as such when any Default or Event of Default has occurred and is continuing, but shall be automatically converted to a Prime Rate Loan on the last day of the first Interest Period relating thereto ending during the continuance of any Default or Event of Default of which officers of the Agent active upon the Borrower's account have actual knowledge. In the event that the Borrower fails to provide any such notice with respect to the continuation of any LIBOR Rate Loan as such, then such LIBOR Rate Loan shall be automatically converted to a Prime Rate Loan on the last day of the first Interest Period relating thereto. The Agent shall notify the Banks promptly when any such automatic conversion contemplated by this ss.2.7 is scheduled to occur.

                  2.7.3. LIBOR Rate Loans. Any conversion to or from LIBOR Rate Loans shall be in such amounts and be made pursuant to such elections so that, after giving effect thereto, the aggregate principal amount of all LIBOR Rate Loans having the same Interest Period shall not be less than $250,000 or a whole multiple of $100,000 in excess thereof. No more than seven (7) LIBOR Rate Loans having different Interest Periods may be outstanding at any time.

         2.8.  Funds for Revolving Credit Loan.

                  2.8.1. Funding Procedures. Not later than 11:00 a.m. (Boston time) on the proposed Drawdown Date of any Revolving Credit Loans, each of the Banks will make available to the Agent, at the Agent's Head Office, in immediately available funds, the amount of such Bank's Commitment Percentage of the amount of the requested Revolving Credit Loans. Upon receipt from each Bank of such amount, and upon receipt of the documents required by ss.ss.11 and 12 and the satisfaction of the other conditions set forth therein, to the extent applicable, the Agent will make available to the Borrower the aggregate amount of such Revolving Credit Loans made available to the Agent by the Banks. The failure or refusal of any Bank to make available to the Agent at the aforesaid time and place on any Drawdown Date the amount of its Commitment Percentage of the requested Revolving Credit Loans shall not relieve any other Bank from its several obligation hereunder to make available to the Agent the amount of such other Bank's Commitment Percentage of any requested Revolving Credit Loans.

                  2.8.2. Advances by Agent. The Agent may, unless notified to the contrary by any Bank prior to a Drawdown Date, assume that such Bank has made available to the Agent on such Drawdown Date the amount of such Bank's Commitment Percentage of the Revolving Credit Loans to be made on such Drawdown Date, and the Agent may (but it shall not be required to), in reliance upon such assumption, make available to the Borrower a corresponding amount. If any Bank makes available to the Agent such amount on a date after such Drawdown Date, such Bank shall pay to the Agent on demand an amount equal to the product of (a) the average computed for the period referred to in clause (c) below, of the weighted average interest rate paid by the Agent for federal funds acquired by the Agent during each day included in such period, times
         (b) the amount of such Bank's Commitment Percentage of such Revolving Credit Loans, times (c) a fraction, the numerator of which is the number of days that elapse from and including such Drawdown Date to the date on which the amount of such Bank's Commitment Percentage of such Revolving Credit Loans shall become immediately available to the Agent, and the denominator of which is 365. A statement of the Agent submitted to such Bank with respect to any amounts owing under this paragraph shall be prima facie evidence of the amount due and owing to the Agent by such Bank. If the amount of such Bank's Commitment Percentage of such Revolving Credit Loans is not made available to the Agent by such Bank within three (3) Business Days following such Drawdown Date, the Agent shall be entitled to recover such amount from the Borrower on demand, with interest thereon at the rate per annum applicable to the Revolving Credit Loans made on such Drawdown Date.

         2.9.  Settlements.

                  2.9.1. General. On each Settlement Date, the Agent shall, not later than 11:00 a.m. (Boston time), give telephonic or facsimile notice (a) to the Banks and the Borrower of the respective outstanding amount of the Swing Line Loans made by the Agent on behalf of the Banks from the immediately preceding Settlement Date through the close of business on the prior day and the amount of any LIBOR Rate Loans to be made (following the giving of notice pursuant to ss.2.6.1(b)) on such date pursuant to a Loan Request and (b) to the Banks of the amount (a "Settlement Amount") that each Bank (a "Settling Bank") shall pay to effect a Settlement of any Swing Line Loans. A statement of the Agent submitted to the Banks and the Borrower or to the Banks with respect to any amounts owing under this ss.2.9 shall be prima facie evidence of the amount due and owing. Each Settling Bank shall, not later than 3:00 p.m. (Boston time) on such Settlement Date, effect a wire transfer of immediately available funds to the Agent in the amount of the Settlement Amount for such Settling Bank. All funds advanced by any Bank as a Settling Bank pursuant to this ss.2.9 shall for all purposes be treated as a Revolving Credit Loan made by such Settling Bank to the Borrower and all funds received by any Bank pursuant to this ss.2.9 shall for all purposes be treated as repayment of amounts owed with respect to Revolving Credit Loans made by such Bank. In the event that any bankruptcy, reorganization, liquidation, receivership or similar cases or proceedings in which the Borrower is a debtor prevent a Settling Bank from making any Revolving Credit Loan to effect a Settlement as contemplated hereby, such Settling Bank will make such dispositions and arrangements with the other Banks with respect to such Revolving Credit Loans, either by way of purchase of participations, distribution, pro tanto assignment of claims, subrogation or otherwise as shall result in each Bank's share of the outstanding Revolving Credit Loans being equal, as nearly as may be, to such Bank's Commitment Percentage of the outstanding amount of the Revolving Credit Loans.

                  2.9.2. Failure to Make Funds Available. The Agent may, unless notified to the contrary by any Settling Bank prior to a Settlement Date, assume that such Settling Bank has made or will make available to the Agent on such Settlement Date the amount of such Settling Bank's Settlement Amount, and the Agent may (but it shall not be required to), in reliance upon such assumption, make available to the Borrower a corresponding amount. If any Settling Bank makes available to the Agent such amount on a date after such Settlement Date, such Settling Bank shall pay to the Agent on demand an amount equal to the product of (a) the average computed for the period referred to in clause (c) below, of the weighted average interest rate paid by the Agent for federal funds acquired by the Agent during each day included in such period, times
         (b) the amount of such Settlement Amount, times (c) a fraction, the numerator of which is the number of days that elapse from and including such Settlement Date to the date on which the amount of such Settlement Amount shall become immediately available to the Agent, and the denominator of which is 360. A statement of the Agent submitted to such Settling Bank with respect to any amounts owing under this ss.2.9.2 shall be prima facie evidence of the amount due and owing to the Agent by such Settling Bank. If such Settling Bank's Settlement Amount is not made available to the Agent by such Settling Bank within three (3) Business Days following such Settlement Date, the Agent shall be entitled to recover such amount from the Borrower on demand, with interest thereon at the rate per annum applicable to the Revolving Credit Loans as of such Settlement Date.

                  2.9.3. No Effect on Other Banks. The failure or refusal of any Settling Bank to make available to the Agent at the aforesaid time and place on any Settlement Date the amount of such Settling Bank's Settlement Amount shall not (a) relieve any other Settling Bank from its several obligations hereunder to make available to the Agent the amount of such other Settling Bank's Settlement Amount or (b) impose upon any Bank, other than the Settling Bank so failing or refusing, any liability with respect to such failure or refusal or otherwise increase the Commitment of such other Bank.

         2.10. Charge Against Borrower Account. The Borrower hereby authorizes the Agent to charge any account (other than the Borrower's payroll accounts) maintained with the Agent (up to the amount available therein) in order to immediately pay the Agent the amount of any Swing Line Loans to the extent the Settlement Amount received from a Settling Bank for such Swing Line Loans is not sufficient to repay in full the outstanding Swing Line Loans, provided that, prior to charging any other account maintained with the Agent, if there is availability under the Total Commitment to repay such Swing Line Loans, notwithstanding the notice or minimum requirements set forth in ss.2.6.1, the Agent shall, and the Borrower hereby requests and authorizes the Agent to, make Revolving Credit Loans pursuant to ss.2.6.1 to the Borrower sufficient to pay to the Agent any Settlement Amount not made available to the Agent by any Settling Bank at the aforesaid time and place on the applicable Settlement Date. The Borrower acknowledges and agrees that the making of Swing Line Loans in accordance with this ss.2.10 shall, in each case, be subject in all respects to provisions of this Agreement as if they were Revolving Credit Loans covered by a Loan Request including, without limitation, the limitations set forth in ss.2.1 (except for the notice or minimum requirements set forth in ss.2.6.1) and the requirement that the applicable provisions of ss.12 be satisfied. All actions taken by the Agent pursuant to the provisions of this ss.2.10 shall be conclusive and binding on the Borrower absent the Agent's gross negligence or willful misconduct. If any portion of any such amount paid to the Agent shall be recovered by or on behalf of the Borrower from the Agent in bankruptcy or otherwise, the loss of the amount so recovered shall be ratably shared among all the Banks that have reimbursed the Agent pursuant to ss.2.9 in accordance with their respective ratable share (unless the amounts so recovered by or on behalf of the Borrower pertain to a Swing Line Loan extended after the occurrence and during the continuance of an Event of Default of which the Agent has received actual notice and which such Event of Default has not been waived by the Banks, as applicable).

                   3. REPAYMENT OF THE REVOLVING CREDIT LOANS.

         3.1. Maturity. The Borrower promises to pay on the Revolving Credit Loan Maturity Date, and there shall become absolutely due and payable on the Revolving Credit Loan Maturity Date, all of the Revolving Credit Loans outstanding on such date, together with any and all accrued and unpaid interest thereon.

         3.2.  Mandatory Repayment of Revolving Credit Loans.

                  3.2.1. General. If at any time the sum of the outstanding amount of the Revolving Credit Loans, the Maximum Drawing Amount and all Unpaid Reimbursement Obligations exceeds the Total Commitment, then the Borrower shall immediately pay the amount of such excess to the Agent for the respective accounts of the Banks for application: first, to any Unpaid Reimbursement Obligations; second, to the Revolving Credit Loans; and third, to provide to the Agent cash collateral for Reimbursement Obligations as contemplated by ss.4.2(b) and (c). Each payment of any Unpaid Reimbursement Obligations or prepayment of Revolving Credit Loans shall be allocated among the Banks, in proportion, as nearly as practicable, to each Reimbursement Obligation or (as the case may be) the respective unpaid principal amount of each Bank's Revolving Credit Note, with adjustments to the extent practicable to equalize any prior payments or repayments not exactly in proportion.

                  3.2.2. Proceeds. Concurrently with the receipt by the Borrower or any of its Subsidiaries of (a) Net Cash Sale Proceeds from Asset Sales (other than the sale of inventory or the disposition of obsolete assets, in each case in the ordinary course of business consistent with past practices) or (b) Net Cash Proceeds from any Equity Issuances, the Borrower shall pay to the Agent for the respective accounts of the Banks an amount equal to (i) one hundred percent (100%) of such Net Cash Sale Proceeds from any Asset Sale by the Borrower or any of its domestic Subsidiaries in excess of $500,000 in the aggregate in any fiscal year and from any Asset Sale by any foreign Subsidiary of the Borrower in excess of $5,000,000 in the aggregate in any fiscal year, and (ii) seventy-five percent (75%) of such Net Cash Proceeds, in each case, to be applied against the outstanding amount of the Revolving Credit Loans.

         3.3. Optional Repayments of Revolving Credit Loans. The Borrower shall have the right, at its election, to repay the outstanding amount of the Revolving Credit Loans, as a whole or in part, at any time without penalty or premium, provided that any full or partial prepayment of the outstanding amount of any LIBOR Rate Loans pursuant to this ss.3.3 may be made only on the last day of the Interest Period relating thereto. The Borrower shall give the Agent, no later than 10:00 a.m., Boston time, at least one (1) Business Days prior written notice of any proposed prepayment pursuant to this ss.3.3 of Prime Rate Loans, and three (3) LIBOR Business Days notice of any proposed prepayment pursuant to this ss.3.3 of LIBOR Rate Loans, in each case specifying the proposed date of prepayment of Revolving Credit Loans and the principal amount to be prepaid. Each such partial prepayment of the Revolving Credit Loans shall be in an integral multiple of $500,000 or a whole multiple of $100,000 in excess thereof, shall be accompanied by the payment of accrued interest on the principal prepaid to the date of prepayment and shall be applied, in the absence of instruction by the Borrower, first to the principal of Prime Rate Loans and then to the principal of LIBOR Rate Loans. Each partial prepayment shall be allocated among the Banks, in proportion, as nearly as practicable, to the respective unpaid principal amount of each Bank's Revolving Credit Note, with adjustments to the extent practicable to equalize any prior repayments not exactly in proportion.

                              4. LETTERS OF CREDIT.

         4.1.  Letter of Credit Commitments.

                  4.1.1. Commitment to Issue Letters of Credit. Subject to the terms and conditions hereof, the satisfaction of the conditions precedent set forth in ss.12 and the execution and delivery by the Borrower of a letter of credit application on the Agent's customary form (a "Letter of Credit Application"), the Agent on behalf of the Banks and in reliance upon the agreement of the Banks set forth in ss.4.1.4 and upon the representations and warranties of the Borrower contained herein, agrees, in its individual capacity, to issue, extend and renew for the account of the Borrower one or more standby or documentary letters of credit (individually, a "Letter of Credit"), in such form as may be requested from time to time by the Borrower and agreed to by the Agent; provided, however, that, after giving effect to such request, the sum of (a) the Maximum Drawing Amount on all Letters of Credit, (b) all Unpaid Reimbursement Obligations, and (c) the amount of all Revolving Credit Loans outstanding shall not exceed the Total Commitment. Notwithstanding the foregoing, the Agent shall have no obligation to issue any Letter of Credit to support or secure any Indebtedness of the Borrower or any of its Subsidiaries to the extent that such Indebtedness was incurred prior to the proposed issuance date of such Letter of Credit, unless in any such case the Borrower demonstrates to the satisfaction of the Agent that (x) such prior incurred Indebtedness were then fully secured by a prior perfected and unavoidable security interest in collateral provided by the Borrower or such Subsidiary to the proposed beneficiary of such Letter of Credit or
         (y) such prior incurred Indebtedness were then secured or supported by a letter of credit issued for the account of the Borrower or such Subsidiary and the reimbursement obligation with respect to such letter of credit was fully secured by a prior perfected and unavoidable security interest in collateral provided to the issuer of such letter of credit by the Borrower or such Subsidiary.

                  4.1.2. Letter of Credit Applications. Each Letter of Credit Application shall be completed to the reasonable satisfaction of the Agent. In the event that any provision of any Letter of Credit Application shall be inconsistent with any provision of this Credit Agreement, then the provisions of this Credit Agreement shall, to the extent of any such inconsistency, govern.

                  4.1.3. Terms of Letters of Credit. Each Letter of Credit issued, extended or renewed hereunder shall, among other things, (a) provide for the payment of sight drafts for honor thereunder when presented in accordance with the terms thereof and when accompanied by the documents described therein, and (b) have an expiry date no later than the date which is fourteen (14) days (or, if the Letter of Credit is confirmed by a confirmer or otherwise provides for one or more nominated persons, forty-five (45) days) prior to the Revolving Credit Loan Maturity Date. Each Letter of Credit so issued, extended or renewed shall be subject to the Uniform Customs or, in the case of a standby Letter of Credit, either the Uniform Customs or the International Standby Practices.

                  4.1.4. Reimbursement Obligations of Banks. Each Bank severally agrees that it shall be absolutely liable, without regard to the occurrence of any Default or Event of Default or any other condition precedent whatsoever, to the extent of such Bank's Commitment Percentage, to reimburse the Agent on demand for the amount of each draft paid by the Agent under each Letter of Credit to the extent that such amount is not reimbursed by the Borrower pursuant to ss.4.2 (such agreement for a Bank being called herein the "Letter of Credit Participation" of such Bank).

                  4.1.5. Participations of Banks. Each such payment made by a Bank shall be treated as the purchase by such Bank of a participating interest in the Borrower's Reimbursement Obligation under ss.4.2 in an amount equal to such payment. Each Bank shall share in accordance with its participating interest in any interest which accrues pursuant to ss.4.2.

         4.2. Reimbursement Obligation of the Borrower. In order to induce the Agent to issue, extend and renew each Letter of Credit and the Banks to participate therein, the Borrower hereby agrees to reimburse or pay to the Agent, for the account of the Agent or (as the case may be) the Banks, with respect to each Letter of Credit issued, extended or renewed by the Agent hereunder,

                  (a) except as otherwise expressly provided in ss.4.2(b) and (c), on each date that any draft presented under such Letter of Credit is honored by the Agent, or the Agent otherwise makes a payment with respect thereto, (i) the amount paid by the Agent under or with respect to such Letter of Credit, and (ii) the amount of any taxes, fees, charges or other costs and expenses whatsoever incurred by the Agent or any Bank in connection with any payment made by the Agent or any Bank under, or with respect to, such Letter of Credit,

                  (b) upon the reduction (but not termination) of the Total Commitment to an amount less than the Maximum Drawing Amount, an amount equal to such difference, which amount shall be held by the Agent for the benefit of the Banks and the Agent as cash collateral for all Reimbursement Obligations, and

                  (c) upon the termination of the Total Commitment, or the acceleration of the Reimbursement Obligations with respect to all Letters of Credit in accordance with ss.13, an amount equal to the then Maximum Drawing Amount on all Letters of Credit, which amount shall be held by the Agent for the benefit of the Banks and the Agent as cash collateral for all Reimbursement Obligations.

Each such payment shall be made to the Agent at the Agent's Head Office in immediately available funds. Interest on any and all amounts remaining unpaid by the Borrower under this ss.4.2 at any time from the date such amounts become due and payable (whether as stated in this ss.4.2, by acceleration or otherwise) until payment in full (whether before or after judgment) shall be payable to the Agent on demand at the rate specified in ss.5.11 for overdue principal on the Revolving Credit Loans.

         4.3. Letter of Credit Payments. If any draft shall be presented or other demand for payment shall be made under any Letter of Credit, the Agent shall notify the Borrower of the date and amount of the draft presented or demand for payment and of the date and time when it expects to pay such draft or honor such demand for payment. If the Borrower fails to reimburse the Agent as provided in ss.4.2 on or before the date that such draft is paid or other payment is made by the Agent, the Agent may at any time thereafter notify the Banks of the amount of any such Unpaid Reimbursement Obligation. No later than 3:00 p.m. (Boston time) on the Business Day next following the receipt of such notice, each Bank shall make available to the Agent, at the Agent's Head Office, in immediately available funds, such Bank's Commitment Percentage of such Unpaid Reimbursement Obligation, together with an amount equal to the product of
(a) the average, computed for the period referred to in clause (c) below, of the weighted average interest rate paid by the Agent for federal funds acquired by the Agent during each day included in such period, times (b) the amount equal to such Bank's Commitment Percentage of such Unpaid Reimbursement Obligation, times
(c) a fraction, the numerator of which is the number of days that elapse from and including the date the Agent paid the draft presented for honor or otherwise made payment to the date on which such Bank's Commitment Percentage of such Unpaid Reimbursement obligation shall become immediately available to the Agent, and the denominator of which is 360. All funds advanced by a Bank pursuant to this ss.4.3 shall for all purposes be treated as a Revolving Credit Loan made by such Bank to the Borrower. The responsibility of the Agent to the Borrower and the Banks shall be only to determine that the documents (including each draft) delivered under each Letter of Credit in connection with such presentment shall be in conformity in all material respects with such Letter of Credit.

         4.4. Obligations Absolute. The Borrower's obligations under this ss.4 shall be absolute and unconditional under any and all circumstances and irrespective of the occurrence of any Default or Event of Default or any condition precedent whatsoever or any setoff, counterclaim or defense to payment which the Borrower may have or have had against the Agent, any Bank or any beneficiary of a Letter of Credit. The Borrower further agrees with the Agent and the Banks that the Agent and the Banks shall not be responsible for, and the Borrower's Reimbursement Obligations under ss.4.2 shall not be affected by, among other things, the validity or genuineness of documents or of any endorsements thereon, even if such documents should in fact prove to be in any or all respects invalid, fraudulent or forged, or any dispute between or among the Borrower, the beneficiary of any Letter of Credit or any financing institution or other party to which any Letter of Credit may be transferred or any claims or defenses whatsoever of the Borrower against the beneficiary of any Letter of Credit or any such transferee. The Agent and the Banks shall not be liable for any error, omission, interruption or delay in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any Letter of Credit absent their gross negligence and willful misconduct. The Borrower agrees that any action taken or omitted by the Agent or any Bank under or in connection with each Letter of Credit and the related drafts and documents, if done in good faith, shall be binding upon the Borrower and shall not result in any liability on the part of the Agent or any Bank to the Borrower.

         4.5. Reliance by Issuer. To the extent not inconsistent with ss.4.4, the Agent shall be entitled to rely, and shall be fully protected in relying upon, any Letter of Credit, draft, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document reasonably believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel, independent accountants and other experts selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action under this Credit Agreement unless it shall first have received such advice or concurrence of the Majority Banks as it reasonably deems appropriate or it shall first be indemnified to its reasonable satisfaction by the Banks against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Credit Agreement in accordance with a request of the Majority Banks (solely with respect to the Borrower, absent the Agent's gross negligence and willful misconduct), and such request and any action taken or failure to act pursuant thereto shall be binding upon the Banks and all future holders of the Revolving Credit Notes or of a Letter of Credit Participation.

         4.6. Letter of Credit Fee. The Borrower shall pay a fee (in each case, a "Letter of Credit Fee") to the Agent quarterly in arrears on the first day of each calendar quarter for the immediately preceding calendar quarter commencing on the first such date following the date hereof (a) in respect of each standby Letter of Credit an amount equal to the Applicable Margin for Letter of Credit Fees per annum of the face amount of such standby Letter of Credit, of which an amount equal to one eighth of one percent (1/8%) per annum of the face amount of such standby Letter of Credit shall be for the account of the Agent, as a fronting fee, and the balance of which Letter of Credit Fee shall be for the accounts of the Banks in accordance with their respective Commitment Percentages and (b) in respect of each documentary Letter of Credit an amount equal to the Applicable Margin for Letter of Credit Fees per annum of the face amount of such documentary Letter of Credit, of which an amount equal to one eighth of one percent (1/8%) per annum of the face amount of such documentary Letter of Credit shall be for the account of the Agent, as a fronting fee, and the balance of which Letter of Credit Fee shall be for the accounts of the Banks in accordance with their respective Commitment Percentages. In respect of each Letter of Credit, the Borrower shall also pay to the Agent for the Agent's own account, on the date of issuance or any extension or renewal of any Letter of Credit and at such other time or times as such charges are customarily made by the Agent, the Agent's customary issuance, amendment, negotiation or document examination and other administrative fees as in effect from time to time.

                         5. CERTAIN GENERAL PROVISIONS.

         5.1. Agent's Fee. The Borrower shall pay to the Agent an agent fee in accordance with the terms of the fee letter dated as of the date hereof.

         5.2.  Funds for Payments.

                  5.2.1. Payments to Agent. All payments of principal, interest, Reimbursement Obligations, Commitment Fees, Letter of Credit Fees and any other amounts due hereunder or under any of the other Loan Documents shall be made on the due date thereof to the Agent in Dollars, for the respective accounts of the Banks and the Agent, at the Agent's Head Office or at such other place that the Agent may from time to time designate, in each case at or about 11:00 a.m. (Boston, Massachusetts, time or other local time at the place of payment) and in immediately available funds.

                  5.2.2. No Offset, etc. All payments by the Borrower hereunder and under any of the other Loan Documents shall be made without recoupment, setoff or counterclaim and free and clear of and without deduction for any taxes, levies, imposts, duties, charges, fees, deductions, withholdings, compulsory loans, restrictions or conditions of any nature now or hereafter imposed or levied by any jurisdiction or any political subdivision thereof or taxing or other authority therein unless the Borrower is compelled by law to make such deduction or withholding. If any such obligation is imposed upon the Borrower with respect to any amount payable by it hereunder or under any of the other Loan Documents, the Borrower will pay to the Agent, for the account of the Banks or (as the case may be) the Agent, on the date on which such amount is due and payable hereunder or under such other Loan Document, such additional amount in Dollars as shall be necessary to enable the Banks or the Agent to receive the same net amount which the Banks or the Agent would have received on such due date had no such obligation been imposed upon the Borrower. The Borrower will deliver promptly to the Agent certificates or other valid vouchers for all taxes or other charges deducted from or paid with respect to payments made by the Borrower hereunder or under such other Loan Document.

         5.3. Computations. All computations of interest on the Prime Rate Loans and of Commitment Fees, Letter of Credit Fees or other fees shall, unless otherwise expressly provided herein, be based on a 365-day year and paid for the actual number of days elapsed, and all computations of interest on LIBOR Rate Loans shall be based on a 360-day year and paid for the actual number of days elapsed. Except as otherwise provided in the definition of the term "Interest Period" with respect to LIBOR Rate Loans, whenever a payment hereunder or under any of the other Loan Documents becomes due on a day that is not a Business Day, the due date for such payment shall be extended to the next succeeding Business Day, and interest shall accrue during such extension. The outstanding amount of the Revolving Credit Loans as reflected on the Records from time to time shall be considered prima facie evidence thereof and binding on the Borrower unless within ten (10) Business Days after receipt of any notice by the Agent or any of the Banks of such outstanding amount, the Agent or such Bank shall notify the Borrower to the contrary.

         5.4. Inability to Determine LIBOR Rate. In the event, prior to the commencement of any Interest Period relating to any LIBOR Rate Loan, the Agent shall determine that adequate and reasonable methods do not exist for ascertaining the LIBOR Rate that would otherwise determine the rate of interest to be applicable to any LIBOR Rate Loan during any Interest Period, the Agent shall forthwith give notice of such determination (which shall be conclusive and binding on the Borrower and the Banks) to the Borrower and the Banks. In such event (a) any Loan Request or Conversion Request with respect to LIBOR Rate Loans shall be automatically withdrawn and shall be deemed a request for Prime Rate Loans, (b) each LIBOR Rate Loan will automatically, on the last day of the then current Interest Period relating thereto, become a Prime Rate Loan, and (c) the obligations of the Banks to make LIBOR Rate Loans shall be suspended until the Agent determines that the circumstances giving rise to such suspension no longer exist, whereupon the Agent shall so notify the Borrower and the Banks.

         5.5. Illegality. Notwithstanding any other provisions herein, if any present or future law, regulation, treaty or directive or in the interpretation or application thereof shall make it unlawful for any Bank to make or maintain LIBOR Rate Loans, such Bank shall forthwith give notice of such circumstances to the Borrower and the other Banks and thereupon (a) the commitment of such Bank to make LIBOR Rate Loans or convert Loans of another Type to LIBOR Rate Loans shall forthwith be suspended and (b) such Bank's Revolving Credit Loans then outstanding as LIBOR Rate Loans, if any, shall be converted automatically to Prime Rate Loans on the last day of each Interest Period applicable to such LIBOR Rate Loans or within such earlier period as may be required by law. The Borrower hereby agrees promptly to pay the Agent for the account of such Bank, upon demand by such Bank, any additional amounts necessary to compensate such Bank for any costs incurred by such Bank in making any conversion in accordance with this ss.5.6, including any interest or fees payable by such Bank to lenders of funds obtained by it in order to make or maintain its LIBOR Rate Loans hereunder.

         5.6. Additional Costs, etc. If any present or future applicable law, which expression, as used herein, includes statutes, rules and regulations thereunder and interpretations thereof by any competent court or by any governmental or other regulatory body or official charged with the administration or the interpretation thereof and requests, directives, instructions and notices at any time or from time to time hereafter made upon or otherwise issued to any bank by any central bank or other fiscal, monetary or other authority (whether or not having the force of law), shall:

                  (a) subject any Bank or the Agent to any tax, levy, impost, duty, charge, fee, deduction or withholding of any nature with respect to this Credit Agreement, the other Loan Documents, any Letters of Credit, such Bank's Commitment or the Revolving Credit Loans (other than taxes based upon or measured by the income or profits of such Bank or the Agent), or

                  (b) materially change the basis of taxation (except for changes in taxes on income or profits) of payments to any Bank of the principal of or the interest on any Revolving Credit Loans or any other amounts payable to any Bank or the Agent under this Credit Agreement or any of the other Loan Documents, or

                  (c)impose or increase or render applicable (other than to the extent specifically provided for elsewhere in this Credit Agreement) any special deposit, reserve, assessment, liquidity, capital adequacy or other similar requirements (whether or not having the force of law) against assets held by, or deposits in or for the account of, or loans by, or letters of credit issued by, or commitments of an office of any Bank, or

                  (d) impose on any Bank or the Agent any other conditions or requirements with respect to this Credit Agreement, the other Loan Documents, any Letters of Credit, the Revolving Credit Loans, such Bank's Commitment, or any class of loans, letters of credit or commitments of which any of the Revolving Credit Loans or such Bank's Commitment forms a part, and the result of any of the foregoing is

                           (i) to increase the cost to any Bank of
                  making, funding, issuing, renewing, extending or maintaining any of the Revolving Credit Loans or such Bank's Commitment or any Letter of Credit, or

                           (ii) to reduce the amount of principal,
                  interest, Reimbursement Obligation or other amount payable to such Bank or the Agent hereunder on account of such Bank's Commitment, any Letter of Credit or any of the Revolving Credit Loans, or

                           (iii) to require such Bank or the Agent to make
                  any payment or to forego any interest or Reimbursement Obligation or other sum payable hereunder, the amount of which payment or foregone interest or Reimbursement Obligation or other sum is calculated by reference to the gross amount of any sum receivable or deemed received by such Bank or the Agent from the Borrower hereunder, then, and in each such case, the Borrower will, within thirty (30) days of any demand made by such Bank or (as the case may be) the Agent, pay to such Bank or the Agent such additional amounts as will be sufficient to compensate such Bank or the Agent for such additional cost, reduction, payment or foregone interest or Reimbursement Obligation or other sum.

         5.7. Capital Adequacy. If after the date hereof any Bank or the Agent determines that (a) the adoption of or change in any law, governmental rule, regulation, policy, guideline or directive (whether or not having the force of law) regarding capital requirements for banks or bank holding companies or any change in the interpretation or application thereof by a court or governmental authority with appropriate jurisdiction, or (b) compliance by such Bank or the Agent or any corporation controlling such Bank or the Agent with any law, governmental rule, regulation, policy, guideline or directive (whether or not having the force of law) of any such entity regarding capital adequacy, has the effect of reducing the return on such Bank's or the Agent's commitment with respect to any Revolving Credit Loans to a level below that which such Bank or the Agent could have achieved but for such adoption, change or compliance (taking into consideration such Bank's or the Agent's then existing policies with respect to capital adequacy and assuming full utilization of such entity's capital) by any amount deemed by such Bank or (as the case may be) the Agent to be material, then such Bank or the Agent may notify the Borrower of such fact. To the extent that the amount of such reduction in the return on capital is not reflected in the Prime Rate, the Borrower and such Bank shall thereafter attempt to negotiate in good faith, within thirty (30) days of the day on which the Borrower receives such notice, an adjustment payable hereunder that will adequately compensate such Bank in light of these circumstances. If the Borrower and such Bank are unable to agree to such adjustment within thirty (30) days of the date on which the Borrower receives such notice, then commencing on the date of such notice (but not earlier than the effective date of any such increased capital requirement), the fees payable hereunder shall increase by an amount that will, in such Bank's reasonable determination, provide adequate compensation. Each Bank shall allocate such cost increases among its customers in good faith and on an equitable basis.

         5.8. Certificate. A certificate setting forth any additional amounts payable pursuant to ss.ss.5.7 or 5.8 and a brief explanation of such amounts which are due, submitted by any Bank or the Agent to the Borrower, shall be conclusive, absent manifest error, that such amounts are due and owing.

         5.9. Indemnity. The Borrower agrees to indemnify each Bank and to hold each Bank harmless from and against any loss, cost or expense (including loss of anticipated profits) that such Bank may sustain or incur as a consequence of (a) default by the Borrower in payment of the principal amount of or any interest on any LIBOR Rate Loans as and when due and payable, including any such loss or expense arising from interest or fees payable by such Bank to lenders of funds obtained by it in order to maintain its LIBOR Rate Loans, (b) default by the Borrower in making a borrowing or conversion after the Borrower has given (or is deemed to have given) a Loan Request or a Conversion Request relating thereto in accordance with ss.2.6 or ss.2.7 or (c) the making of any payment of a LIBOR Rate Loan or the making of any conversion of any such Revolving Credit Loan to a Prime Rate Loan on a day that is not the last day of the applicable Interest Period with respect thereto, including interest or fees payable by such Bank to lenders of funds obtained by it in order to maintain any such Revolving Credit Loans.

         5.10.  Interest After Default; Late Fee.

                  5.10.1. Overdue Amounts. Overdue principal and (to the extent permitted by applicable law) interest on the Revolving Credit Loans and all other overdue amounts payable hereunder or under any of the other Loan Documents shall bear interest compounded monthly and payable on demand at a rate per annum equal to four percent (4%) above the interest rate otherwise applicable to such Revolving Credit Loans until such amount shall be paid in full (after as well as before judgment).

                  5.10.2. Amounts Not Overdue. During the continuance of an Event of Default the principal of the Revolving Credit Loans not overdue shall, until such Event of Default has been cured or remedied or such Event of Default has been waived by the Majority Banks pursuant to ss.26, bear interest at a rate per annum equal to four percent (4%) above the interest rate otherwise applicable to such Revolving Credit Loans pursuant to ss.2.5.

                  5.10.3. Late Fee. If the entire amount of any required principal and/or interest is not paid in full within ten (10) days after the same is due, the Borrower shall pay to the Agent for the account of the Banks a late fee equal to five percent (5%) of the required payment.

                                 6. GUARANTIES.

         The Obligations shall also be guaranteed pursuant to the terms of the Guaranty.

                       7. REPRESENTATIONS AND WARRANTIES.

         The Borrower represents and warrants to the Banks and the Agent as follows:

         7.1.  Corporate Authority.

                  7.1.1. Incorporation; Good Standing. Each of the Borrower and the Guarantors (a) is a corporation duly organized, validly existing and in good standing under the laws of its state of incorporation, (b) has all requisite corporate power to own its property and conduct its business as now conducted and as presently contemplated, and (c) is in good standing as a foreign corporation and is duly authorized to do business in each jurisdiction where such qualification is necessary except where a failure to be so qualified would not have a materially adverse effect on the business, assets or financial condition of the Borrower and the Guarantors, taken as a whole.

                  7.1.2. Authorization. The execution, delivery and performance of this Credit Agreement and the other Loan Documents to which the Borrower or any of the Guarantors is or is to become a party and the transactions contemplated hereby and thereby (a) are within the corporate authority of such Person, (b) have been duly authorized by all necessary corporate proceedings, (c) to the best of the Borrower's knowledge, do not conflict with or result in any breach or contravention of any provision of law, statute, rule or regulation to which the Borrower or any of the Guarantors is subject or any judgment, order, writ, injunction, license or permit applicable to the Borrower or any of the Guarantors and (d) do not conflict with any provision of the corporate charter or bylaws of, or, in any material respect, any agreement or other instrument binding upon, the Borrower or any of the Guarantors.

                  7.1.3. Enforceability. The execution and delivery of this Credit Agreement and the other Loan Documents to which the Borrower or any of the Guarantors is or is to become a party will result in valid and legally binding obligations of such Person enforceable against it in accordance with the respective terms and provisions hereof and thereof, except as enforceability is limited by bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting generally the enforcement of creditors' rights and except to the extent that availability of the remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding therefor may be brought.

         7.2. Governmental Approvals. The execution, delivery and performance by the Borrower and any of the Guarantors of this Credit Agreement and the other Loan Documents to which the Borrower or any of the Guarantors is or is to become a party and the transactions contemplated hereby and thereby do not require the approval or consent of, or filing with, any governmental agency or authority other than those already obtained.

         7.3. Title to Properties; Leases. Except as indicated on Schedule 7.3 hereto, the Borrower and its Consolidated Subsidiaries own all of the assets reflected in the consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as at the Balance Sheet Date or acquired since that date (except property and assets sold or otherwise disposed of in the ordinary course of business since that date), subject to no rights of others, including any mortgages, leases, conditional sales agreements, title retention agreements, liens or other encumbrances except Permitted Liens.

         7.4.  Financial Statements, Projections and Solvency.

                  7.4.1. Fiscal Year. The Borrower and each of its Subsidiaries has a fiscal year which is the twelve months ending on December 31 of each calendar year.

                  7.4.2. Financial Statements. There has been furnished to each of the Banks a consolidated balance sheet of the Borrower and its Subsidiaries as at the Balance Sheet Date, and a consolidated statement of income of the Borrower and its Subsidiaries for the fiscal year then ended, certified by PricewaterhouseCoopers LLP and an unaudited consolidated balance sheet of the Borrower and its Subsidiaries, and an unaudited consolidated statement of income of the Borrower and its Subsidiaries for the calendar quarter ended March 31, 2001. Such balance sheets and statements of income have been prepared in accordance with generally accepted accounting principles and fairly present the financial condition of the Borrower as at the close of business on the date thereof and the results of operations for the fiscal year then ended. There are no contingent liabilities of the Borrower or any of its Subsidiaries as of such date involving material amounts, known to the officers of the Borrower, which were not disclosed in such balance sheet and the notes related thereto.

                  7.4.3. Projections. The projections of the annual operating budgets of the Borrower and its Subsidiaries on a consolidated basis, balance sheets and cash flow statements for the 2001 fiscal year, copies of which have been delivered to each Bank, disclose all material assumptions made with respect to general economic, financial and market conditions used in formulating such projections. To the knowledge of the Borrower or any of its Subsidiaries, no facts exist that (individually or in the aggregate) would result in any material change in any of such projections. The projections are based upon reasonable estimates and assumptions, have been prepared on the basis of the assumptions stated therein and reflect the reasonable estimates of the Borrower and its Subsidiaries of the results of operations and other information projected therein.

                  7.4.4. Solvency. The Borrower and its Subsidiaries, on a consolidated and consolidating basis, both before and after giving effect to the transactions contemplated by this Credit Agreement and the other Loan Documents (a) are solvent; (b) have assets having a fair value in excess of their liabilities; (c) have assets having a fair value in excess of the amount required to pay their liabilities on existing debts as such debts become due and payable, and (d) have, and expect to continue to have, access to adequate capital for the conduct of their business and the ability to pay their debts from time to time incurred in connection with the operation of their business as such debts mature.

         7.5. No Material Changes, etc. Since the Balance Sheet Date there has occurred no materially adverse change in the financial condition or business of the Borrower and its Subsidiaries as shown on or reflected in the consolidated balance sheet of the Borrower and its Subsidiaries as at the Balance Sheet Date, or the consolidated statement of income for the fiscal year then ended, other than changes in the ordinary course of business that have not had any materially adverse effect either individually or in the aggregate on the business or financial condition of the Borrower or any of its Subsidiaries. Since the Balance Sheet Date, the Borrower has not made any Distribution.

         7.6. Franchises, Patents, Copyrights, etc. Each of the Borrower and its Subsidiaries possesses all franchises, patents, copyrights, trademarks, trade names, licenses and permits, and rights in respect of the foregoing, adequate for the conduct of its business substantially as now conducted without known conflict with any rights of others.

         7.7. Litigation. Except as set forth in Schedule 7.7 hereto, there are no actions, suits, proceedings or investigations of any kind pending or threatened against the Borrower or any of its Subsidiaries before any court, tribunal or administrative agency or board that, if adversely determined, might, either in any case or in the aggregate, materially adversely affect the properties, assets, financial condition or business of the Borrower and its Subsidiaries or materially impair the right of the Borrower and its Subsidiaries, considered as a whole, to carry on business substantially as now conducted by them, or result in any substantial liability not adequately covered by insurance, or for which adequate reserves are not maintained on the consolidated balance sheet of the Borrower and its Subsidiaries, or which question the validity of this Credit Agreement or any of the other Loan Documents, or any action taken or to be taken pursuant hereto or thereto.

         7.8. No Materially Adverse Contracts, etc. Neither the Borrower nor any of its Subsidiaries is subject to any charter, corporate or other legal restriction, or any judgment, decree, order, rule or regulation that has or is expected in the future to have a materially adverse effect on the business, assets or financial condition of the Borrower or any of its Subsidiaries. Neither the Borrower nor any of its Subsidiaries is a party to any contract or agreement that has or is expected, in the judgment of the Borrower's officers, to have any materially adverse effect on the business of the Borrower and its Subsidiaries, taken as a whole.

         7.9. Compliance with Other Instruments, Laws, etc. Neither the Borrower nor any of its Subsidiaries is in violation of any provision of its charter documents, bylaws, or any agreement or instrument to which it may be subject or by which it or any of its properties may be bound or any decree, order, judgment, statute, license, rule or regulation, in any of the foregoing cases in a manner that could result in the imposition of substantial penalties or materially and adversely affect the financial condition, properties or business of the Borrower and any of its Subsidiaries, taken as a whole.

         7.10. Tax Status. The Borrower and the Guarantors (a) have made or filed all federal and state income and all other tax returns, reports and declarations required by any jurisdiction to which any of them is subject or have obtained a lawful extension for the making or filing of any such tax returns, reports or declarations, (b) have paid all taxes and other governmental assessments and charges shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and by appropriate proceedings and (c) have set aside on their books provisions reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply. There are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction, and the officers of the Borrower know of no basis for any such claim.

     7.11. No Event of Default. No Default or Event of Default has occurred and is continuing.

     7.12. Holding Company and Investment Company Acts. Neither the Borrower nor any of its Subsidiaries is a "holding company", or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company", as such terms are defined in the Public Utility Holding Company Act of 1935; nor is it an "investment company", or an "affiliated company" or a "principal underwriter" of an "investment company", as such terms are defined in the Investment Company Act of 1940.

     7.13. Absence of Financing Statements, etc. Except with respect to Permitted Liens, there is no financing statement, security agreement, chattel mortgage, real estate mortgage or other document filed or recorded with any filing records, registry or other public office, that purports to cover, affect or give notice of any present or possible future lien on, or security interest in, any assets or property of the Borrower or any of its Subsidiaries or any rights relating thereto.

     7.14. Certain Transactions. Except for arm's length transactions pursuant to which the Borrower or any of its Subsidiaries makes payments in the ordinary course of business upon terms no less favorable than the Borrower or such Subsidiary could obtain from third parties, none of the officers, directors, or employees of the Borrower or any of its Subsidiaries is presently a party to any transaction with the Borrower or any of its Subsidiaries (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee or, to the knowledge of the Borrower, any corporation, partnership, trust or other entity in which any officer, director, or any such employee has a substantial interest or is an officer, director, trustee or partner.

     7.15. Employee Benefit Plans.

          7.15.1. In General. Each Employee Benefit Plan and each Guaranteed Pension Plan has been maintained and operated in compliance in all material respects with the provisions of ERISA and, to the extent applicable, the Code, including but not limited to the provisions thereunder respecting prohibited transactions and the bonding of fiduciaries and other persons handling plan funds as required by ss.412 of ERISA. The Borrower has heretofore delivered to the Agent the most recently completed annual report, Form 5500, with all required attachments, and actuarial statement required to be submitted under ss.103(d) of ERISA, with respect to each Guaranteed Pension Plan.

          7.15.2. Terminability of Welfare Plans. No Employee Benefit Plan, which is an employee welfare benefit plan within the meaning of ss.3(1) or ss.3(2)(B) of ERISA, provides benefit coverage subsequent to termination of employment, except as required by Title I, Part 6 of ERISA or the applicable state insurance laws. The Borrower may terminate each such Plan at any time (or at any time subsequent to the expiration of any applicable bargaining agreement) in the discretion of the Borrower without liability to any Person other than for claims arising prior to termination.

          7.15.3. Guaranteed Pension Plans. Each contribution required to be made to a Guaranteed Pension Plan, whether required to be made to avoid the incurrence of an accumulated funding deficiency, the notice or lien provisions of ss.302(f) of ERISA, or otherwise, has been timely made. No waiver of an accumulated funding deficiency or extension of amortization periods has been received with respect to any Guaranteed Pension Plan, and neither the Borrower nor any ERISA Affiliate is obligated to or has posted security in connection with an amendment to a Guaranteed Pension Plan pursuant to ss.307 of ERISA or ss.401(a)(29) of the Code. No liability to the PBGC (other than required insurance premiums, all of which have been paid) has been incurred by the Borrower or any ERISA Affiliate with respect to any Guaranteed Pension Plan and there has not been any ERISA Reportable Event (other than an ERISA Reportable Event as to which the requirement of thirty (30) days notice has been waived), or any other event or condition which presents a material risk of termination of any Guaranteed Pension Plan by the PBGC. Based on the latest valuation of each Guaranteed Pension Plan (which in each case occurred within twelve months of the date of this representation), and on the actuarial methods and assumptions employed for that valuation, the aggregate benefit liabilities of all such Guaranteed Pension Plans within the meaning of ss.4001 of ERISA did not exceed the aggregate value of the assets of all such Guaranteed Pension Plans, disregarding for this purpose the benefit liabilities and assets of any Guaranteed Pension Plan with assets in excess of benefit liabilities, by more than $100,000.

          7.15.4. Multiemployer Plans. Neither the Borrower nor any ERISA Affiliate has incurred any material liability (including secondary liability) to any Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan under ss.4201 of ERISA or as a result of a sale of assets described in ss.4204 of ERISA. Neither the Borrower nor any ERISA Affiliate has been notified that any Multiemployer Plan is in reorganization or insolvent under and within the meaning of ss.4241 or ss.4245 of ERISA or is at risk of entering reorganization or becoming insolvent, or that any Multiemployer Plan intends to terminate or has been terminated under ss.4041A of ERISA.

     7.16. Use of Proceeds.

          7.16.1. General. The proceeds of the Revolving Credit Loans shall be used to refinance existing Indebtedness, for working capital, and general corporate purposes. The Borrower will obtain Letters of Credit solely for working capital and other corporate purposes.

          7.16.2. Regulations U and X. No portion of any Revolving Credit Loan is to be used, and no portion of any Letter of Credit is to be obtained, for the purpose of purchasing or carrying any "margin security" or "margin stock" as such terms are used in Regulations U and X of the Board of Governors of the Federal Reserve System, 12 C.F.R. Parts 221 and 224.

          7.16.3. Ineligible Securities. No portion of the proceeds of any Revolving Credit Loans is to be used, and no portion of any Letter of Credit is to be obtained, for the purpose of knowingly purchasing, or providing credit support for the purchase of, during the underwriting or placement period or within thirty (30) days thereafter, any Ineligible Securities underwritten or privately placed by a Section 20 Subsidiary.

         7.17. Environmental Compliance. To the best of the Borrower's knowledge (which for the purposes of this ss.7.17, shall not require the Borrower or any of its Subsidiaries to make any further investigation of the condition or useage of any of the Real Estate or operations thereon unless the Borrower or any of its Subsidiaries becomes aware of or is notified of an environmental condition which could reasonably be expected to require further investigation):

                  (a) none of the Borrower, its Subsidiaries or any operator of the Real Estate or any operations thereon is in violation, or alleged violation, of any judgment, decree, order, law, license, rule or regulation pertaining to environmental matters, including without limitation, those arising under the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended ("CERCLA"), the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), the Federal Clean Water Act, the Federal Clean Air Act, the Toxic Substances Control Act, or any state or local statute, regulation, ordinance, order or decree relating to health, safety or the environment (hereinafter "Environmental Laws"), which violation would have a material adverse effect on the environment or the business, assets or financial condition of the Borrower or any of its Subsidiaries;

                  (b) neither the Borrower nor any of its Subsidiaries has received written notice from any third party including, without limitation, any federal, state or local governmental authority, (i) that any one of them has been identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party under CERCLA with respect to a site listed on the National Priorities List, 40 C.F.R. Part 300 Appendix B; (ii) that any hazardous waste, as defined by 42 U.S.C. ss.6903(5), any hazardous substances as defined by 42 U.S.C. ss.9601(14), any pollutant or contaminant as defined by 42 U.S.C. ss.9601(33) and any toxic substances, oil or hazardous materials or other chemicals or substances regulated by any Environmental Laws ("Hazardous Substances") which any one of them has generated, transported or disposed of has been found at any site at which a federal, state or local agency or other third party has conducted or has ordered that any Borrower or any of its Subsidiaries conduct a remedial investigation, removal or other response action pursuant to any Environmental Law; or (iii) that it is or shall be a named party to any claim, action, cause of action, complaint, or legal or administrative proceeding (in each case, contingent or otherwise) arising out of any third party's incurrence of costs, expenses, losses or damages of any kind whatsoever in connection with the release of Hazardous Substances;

                  (c) except as set forth on Schedule 7.17 attached hereto: (i) no portion of the Real Estate has been used by the Borrower, any of its Subsidiaries or operators of their properties for the handling, processing, storage or disposal of Hazardous Substances except in accordance with applicable Environmental Laws; and no underground tank or other underground storage receptacle for Hazardous Substances is located on any portion of the Real Estate; (ii) in the course of any activities conducted by the Borrower, its Subsidiaries or operators of its properties, no Hazardous Substances have been generated or are being used on the Real Estate except in accordance with applicable Environmental Laws; (iii) there have been no releases by the Borrower, any of its Subsidiaries or operators of their properties (i.e. any past or present releasing, spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, disposing or dumping) or threatened releases of Hazardous Substances on, upon, into or from the properties of the Borrower or its Subsidiaries, which releases would have a material adverse effect on the value of any of the Real Estate or adjacent properties or the environment; (iv) to the best of the Borrower's knowledge, there have been no releases on, upon, from or into any real property in the vicinity of any of the Real Estate which, through soil or groundwater contamination, may have come to be located on, and which would have a material adverse effect on the value of, the Real Estate; and (v) in addition, any Hazardous Substances that have been generated on any of the Real Estate have been transported offsite only by carriers having an identification number issued by the EPA, treated or disposed of only by treatment or disposal facilities maintaining valid permits as required under applicable Environmental Laws, which transporters and facilities have been and are, to the best of the Borrower's knowledge, operating in compliance with such permits and applicable Environmental Laws; and

                  (d) none of the Borrower and its Subsidiaries or any of the Real Estate is subject to any applicable environmental law requiring the performance of Hazardous Substances site assessments, or the removal or remediation of Hazardous Substances, or the giving of notice to any governmental agency or the recording or delivery to other Persons of an environmental disclosure document or statement by virtue of the transactions set forth herein and contemplated hereby, or as a condition to the effectiveness of any other transactions contemplated hereby.

         7.18. Subsidiaries, etc. Schedule 7.18(a) sets forth the Subsidiaries of the Borrower. Except as set forth on Schedule 7.18(b) hereto, neither the Borrower nor any Subsidiary of the Borrower is engaged in any joint venture or partnership with any other Person.

         7.19. Disclosure. None of this Credit Agreement or any of the other Loan Documents contains any untrue statement of a material fact or omits to state a material fact (known to the Borrower or any of its Subsidiaries in the case of any document or information not furnished by it or any of its Subsidiaries) necessary in order to make the statements herein or therein not misleading. There is no fact known to the Borrower or any of its Subsidiaries which materially adversely affects, or which is reasonably likely in the future to materially adversely affect, the business, assets, financial condition or prospects of the Borrower or any of its Subsidiaries, exclusive of effects resulting from changes in general economic conditions, legal standards or regulatory conditions.

                    8. AFFIRMATIVE COVENANTS OF THE BORROWER.

         The Borrower covenants and agrees that, so long as any Revolving Credit Loan, Unpaid Reimbursement Obligation, Letter of Credit or Revolving Credit Note is outstanding or any Bank has any obligation to make any Revolving Credit Loans or the Agent has any obligation to issue, extend or renew any Letters of Credit:

         8.1. Punctual Payment. The Borrower will duly and punctually pay or cause to be paid the principal and interest on the Revolving Credit Loans, all Reimbursement Obligations, the Letter of Credit Fees, the Commitment Fees, the Agent's fee and all other amounts provided for in this Credit Agreement and the other Loan Documents to which the Borrower or any of its Subsidiaries is a party, all in accordance with the terms of this Credit Agreement and such other Loan Documents.

         8.2. Maintenance of Office. The Borrower will maintain its chief executive office in Watertown, MA, or at such other place in the United States of America as the Borrower shall designate upon written notice to the Agent, where notices, presentations and demands to or upon the Borrower in respect of the Loan Documents to which the Borrower is a party may be given or made.

         8.3. Records and Accounts. The Borrower will (a) keep, and cause each of its Subsidiaries to keep, true and accurate records and books of account in which full, true and correct entries will be made in accordance with generally accepted accounting principles, (b) maintain adequate accounts and reserves for all taxes (including income taxes), depreciation, depletion, obsolescence and amortization of its properties and the properties of its Subsidiaries, contingencies, and other reserves, and (c) at all times engage PricewaterhouseCoopers LLP or other independent certified public accountants reasonably satisfactory to the Agent as the independent certified public accountants of the Borrower and its Subsidiaries and will not permit more than thirty (30) days to elapse between the cessation of such firm's (or any successor firm's) engagement as the independent certified public accountants of the Borrower and its Subsidiaries and the appointment in such capacity of a successor firm as shall be satisfactory to the Agent.

     8.4. Financial Statements, Certificates and Information. The Borrower will deliver to each of the Banks:

                  (a) as soon as practicable, but in any event not later than ninety (90) days after the end of each fiscal year of the Borrower, the consolidated balance sheet of the Borrower and its Subsidiaries as at the end of such year, and the related consolidated statement of income and consolidated statement of cash flow for such year, setting forth in comparative form the figures for the previous fiscal year and all such consolidated statements to be in reasonable detail, prepared in accordance with generally accepted accounting principles, and certified, without qualification and without an expression of uncertainty as to the ability of the Borrower or any of its Subsidiaries to continue as going concerns, by PricewaterhouseCoopers LLP or by other independent certified public accountants satisfactory to the Agent, together with a written statement from such accountants to the effect that they have read a copy of this Credit Agreement, and that, in making the examination necessary to said certification, they have obtained no knowledge of any Default or Event of Default, or, if such accountants shall have obtained knowledge of any then existing Default or Event of Default they shall disclose in such statement any such Default or Event of Default; provided that such accountants shall not be liable to the Banks for failure to obtain knowledge of any Default or Event of Default;

                  (b) as soon as practicable, but in any event not later than (i) forty-five (45) days after the end of each of the first three fiscal quarters of each fiscal year of the Borrower, copies of the unaudited consolidated balance sheet of the Borrower and its Subsidiaries and the unaudited consolidating balance sheet of the Borrower and its Subsidiaries, each as at the end of such quarter, and the related consolidated statement of income and consolidated statement of cash flow and consolidating statement of income and consolidating statement of cash flow for the portion of the Borrower's fiscal year then elapsed, and (ii) sixty (60) days after the end of the fourth fiscal quarter of each fiscal year of the Borrower, copies of the unaudited consolidated balance sheet of the Borrower and its Subsidiaries and the unaudited consolidating balance sheet of the Borrower and its Subsidiaries, each as at the end of such quarter, and the related consolidated and consolidating statement of income for the portion of the Borrower's fiscal year then elapsed, all in reasonable detail and prepared in accordance with generally accepted accounting principles, together with a certification by the principal financial or accounting officer of the Borrower that the information contained in such financial statements fairly presents the financial position of the Borrower and its Subsidiaries on the date thereof (subject to year-end adjustments);

                  (c) simultaneously with the delivery of the financial statements referred to in subsections (a) and (b) above, a statement certified by the principal financial or accounting officer of the Borrower in substantially the form of Exhibit C hereto and setting forth in reasonable detail computations evidencing compliance with the covenants contained in ss.10 and (if applicable) reconciliations to reflect changes in generally accepted accounting principles since the Balance Sheet Date;

                  (d) contemporaneously with the filing or mailing thereof, copies of all material of a financial nature filed with the Securities and Exchange Commission or sent to the stockholders of the Borrower;

                  (e) as soon as practicable, but in any event not later than sixty (60) days after the end of each fiscal year, the Borrower's annual budget for then current fiscal year;

                  (f) as soon as practicable, but in any event not later than ninety (90) days after the end of each fiscal year of the Borrower, copies of any accountants' management letter that may have been issued;

     (g) from time to time upon the request of the Agent, a backlog breakdown by Subsidiary as of the end of any fiscal period;

                  (h) from time to time upon request of the Agent, projections of the Borrower and its Subsidiaries updating those projections delivered to the Banks and referred to in ss.7.4.3 or, if applicable, updating any later such projections delivered in response to a request pursuant to this ss.8.4(h); and

     (i) from time to time such other financial data and information as the Agent or any Bank may reasonably request.

         8.5.  Notices.

                  8.5.1. Defaults. The Borrower will promptly notify the Agent in writing of the occurrence of any Default or Event of Default of which it has knowledge. If any Person shall give any notice or take any other action in respect of a claimed default (whether or not constituting an Event of Default) under this Credit Agreement or any other note, evidence of indebtedness, indenture or other obligation to which or with respect to which the Borrower or any of its Subsidiaries is a party or obligor, whether as principal, guarantor, surety or otherwise, the Borrower shall forthwith give written notice thereof to the Agent, describing the notice or action and the nature of the claimed default.

                  8.5.2. Environmental Events. The Borrower will promptly give notice to the Agent (a) of any violation of any Environmental Law that the Borrower or any of its Subsidiaries reports in writing or is reportable by such Person in writing (or for which any written report supplemental to any oral report is made) to any federal, state or local environmental agency and (b) upon becoming aware thereof, of any inquiry, proceeding, investigation, or other action, including a notice from any agency of potential environmental liability, of any federal, state or local environmental agency or board, that has the potential to materially affect the assets, liabilities, financial conditions or operations of the Borrower or any of its Subsidiaries.

                  8.5.3. Notification of Certain Claims. The Borrower will, immediately upon becoming aware thereof, notify the Agent in writing of any setoff, claims (including, with respect to the Real Estate, environmental claims), withholdings or other defenses to which any material portion of the Borrower's assets or the assets of its Subsidiaries, are subject.

                  8.5.4. Notice of Litigation and Judgments. The Borrower will, and will cause each of its Subsidiaries to, give notice to the Agent in writing within fifteen (15) days of becoming aware of any litigation or proceedings threatened in writing or any pending litigation and proceedings affecting the Borrower or any of its Subsidiaries or to which the Borrower or any of its Subsidiaries is or becomes a party involving an uninsured claim against the Borrower or any of its Subsidiaries that could reasonably be expected to have a materially adverse effect on (i) the Borrower and its Subsidiaries, taken as a whole, or (ii) the ability of the Borrower and the Guarantors to repay the Obligations and stating the nature and status of such litigation or proceedings. The Borrower will, and will cause each of its Subsidiaries to, give notice to the Agent, in writing, in form and detail satisfactory to the Agent, within ten (10) days of any judgment not covered by insurance, final or otherwise, against the Borrower or any of its Subsidiaries in an amount in excess of $500,000.

         8.6. Corporate Existence; Maintenance of Properties. The Borrower will do or cause to be done all things necessary to preserve and keep in full force and effect its corporate existence, rights and franchises and those of its Subsidiaries and will not, and will not cause or permit any of its Subsidiaries to, convert to a limited liability company unless the Borrower has provided at least thirty (30) days prior written notice thereof to the Agent and executed and delivered all such documents and instruments as the Agent may reasonable request in light of such conversion on or prior to the effective date of such conversion. It (a) will cause all of its properties and those of its Subsidiaries used or useful in the conduct of its business or the business of its Subsidiaries to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment, (b) will cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in the judgment of the Borrower may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times, and (c) will, and will cause each of its Subsidiaries to, continue to engage primarily in the businesses now conducted by them and in related businesses; provided that nothing in this ss.8.6 shall prevent the Borrower from discontinuing the operation and maintenance of any of its properties or any of those of its Subsidiaries if such discontinuance is, in the judgment of the Borrower, desirable in the conduct of its or their business and that do not in the aggregate materially adversely affect (i) the business of the Borrower and its Subsidiaries on a consolidated basis or (ii) the ability of the Borrower and the Guarantors to repay the Obligations.

         8.7. Insurance. The Borrower will, and will cause each of its Subsidiaries to, maintain with financially sound and reputable insurers insurance with respect to its properties and business against such casualties and contingencies as shall be in accordance with the general practices of businesses engaged in similar activities in similar geographic areas and in amounts, containing such terms, in such forms and for such periods as may be reasonable and prudent.

         8.8. Taxes. The Borrower will, and will cause each of its Subsidiaries to, duly pay and discharge, or cause to be paid and discharged, before the same shall become overdue, all taxes, assessments and other governmental charges imposed upon it and its real properties, sales and activities, or any part thereof, or upon the income or profits therefrom, as well as all claims for labor, materials, or supplies that if unpaid might by law become a lien or charge upon any of its property; provided that any such tax, assessment, charge, levy or claim need not be paid if the validity or amount thereof shall currently be contested in good faith by appropriate proceedings and if the Borrower or such Subsidiary shall have set aside on its books adequate reserves with respect thereto; and provided further that the Borrower and each Subsidiary of the Borrower will pay all such taxes, assessments, charges, levies or claims forthwith upon the commencement of proceedings to foreclose any lien that may have attached as security therefor.

         8.9.  Inspection of Properties and Books, etc.

                  8.9.1. General. The Borrower shall permit the Banks, through the Agent or any of the Banks' other designated representatives, to visit and inspect any of the properties of the Borrower or any of its Subsidiaries, to examine the books of account of the Borrower and its Subsidiaries (and to make copies thereof and extracts therefrom), and to discuss the affairs, finances and accounts of the Borrower and its Subsidiaries with, and to be advised as to the same by, its and their officers, all at such reasonable times and intervals as the Agent or any Bank may reasonably request.

                  8.9.2. Communications with Accountants. The Borrower authorizes the Agent and, if accompanied by the Agent, the Banks and, so long as no Default or Event of Default has occurred and is continuing, upon at least ten (10) days prior written notice to the Borrower, to communicate directly with the Borrower's independent certified public accountants and authorizes such accountants to disclose to the Agent and the Banks any and all financial statements and other supporting financial documents and schedules including copies of any management letter with respect to the business, financial condition and other affairs of the Borrower or any of its Subsidiaries; provided, however, prior to the occurrence of an Event of Default such communications shall be limited to conversations with such accountants and receipt by the Agent and the Banks of all financial statements and copies of all management letters. At the request of the Agent, the Borrower shall deliver a letter addressed to such accountants instructing them to comply with the provisions of this ss.8.9.2.

         8.10. Compliance with Laws, Contracts, Licenses, and Permits. The Borrower will, and will cause each of its Subsidiaries to, comply with (a) in all material respects, the applicable laws and regulations wherever its business is conducted, including all Environmental Laws, (b) the provisions of its charter documents and by-laws, (c) in all material respects, all agreements and instruments by which it or any of its properties may be bound and (d) in all material respects, all applicable decrees, orders, and judgments. If any authorization, consent, approval, permit or license from any officer, agency or instrumentality of any government shall become necessary or required in order that the Borrower or any of its Subsidiaries may fulfill any of its obligations hereunder or any of the other Loan Documents to which the Borrower or such Subsidiary is a party, the Borrower will, or (as the case may be) will cause such Subsidiary to, immediately take or cause to be taken all reasonable steps within the power of the Borrower or such Subsidiary to obtain such authorization, consent, approval, permit or license and furnish the Agent and the Banks with evidence thereof.

         8.11. Employee Benefit Plans. The Borrower will (a) promptly upon the request of the Agent furnish to the Agent a copy of the most recent actuarial statement required to be submitted under ss.103(d) of ERISA and Annual Report, Form 5500, with all required attachments, in respect of each Guaranteed Pension Plan and (b) promptly upon receipt or dispatch, furnish to the Agent any notice, report or demand sent or received in respect of a Guaranteed Pension Plan under ss.ss.302, 4041, 4042, 4043, 4063, 4066 and 4068 of ERISA, or in respect of a
Multiemployer Plan, under ss.ss.4041A, 4202, 4219, 4242, or 4245 of ERISA.

         8.12. Use of Proceeds. The Borrower will use the proceeds of the Revolving Credit Loans solely to refinance existing Indebtedness and for working capital, and general corporate purposes. The Borrower will obtain Letters of Credit solely for working capital purposes and other corporate purposes.

         8.13. New Guarantors. The Borrower will cause each Subsidiary created, acquired or otherwise existing, on or after the Closing Date to immediately become a Guarantor and shall cause such Subsidiary to execute and deliver to the Agent, for the benefit of the Agent and the Banks, a Guaranty.

         8.14. Additional Subsidiaries. If, after the Closing Date, the Borrower or any of its Subsidiaries creates or acquires, either directly or indirectly, any Subsidiary, it will immediately notify the Agent of such creation or acquisition, as the case may be, and provide the Agent with an updated Schedule 7.18(a) and take all other actions required by ss.8.13 hereof.

         8.15. Replacement Instruments. Upon receipt of an affidavit and statement of indemnification of an officer of the Agent or any Bank as to the loss, theft, destruction or mutilation of any Revolving Credit Note, and, in the case of any such loss, theft, destruction or mutilation, upon cancellation of such Revolving Credit Note, the Borrower shall issue, in lieu thereof, a replacement Revolving Credit Note in the same principal amount thereof and otherwise of like tenor.

         8.16. Further Assurances. The Borrower will, and will cause each of its Subsidiaries to, cooperate with the Banks and the Agent and execute such further instruments and documents as the Banks or the Agent shall reasonably request to carry out to their satisfaction the transactions contemplated by this Credit Agreement and the other Loan Documents.

         8.17. Interest Rate Protection. The Borrower will, no later than September 30, 2001, implement interest rate protection arrangements in an amount and on terms and conditions otherwise reasonably satisfactory to the Agent.

                 9. CERTAIN NEGATIVE COVENANTS OF THE BORROWER.

         The Borrower covenants and agrees that, so long as any Revolving Credit Loan, Unpaid Reimbursement Obligation, Letter of Credit or Revolving Credit Note is outstanding or any Bank has any obligation to make any Revolving Credit Loans or the Agent has any obligations to issue, extend or renew any Letters of
Credit:

         9.1. Restrictions on Indebtedness. The Borrower will not, and will not permit any of its Subsidiaries to, create, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any Indebtedness other than:

     (a) Indebtedness to the Banks and the Agent arising under any of the Loan Documents;

     (b) endorsements for collection, deposit or negotiation and warranties of products or services, in each case incurred in the ordinary course of business;

     (c) Subordinated Debt;

     (d) Purchase money Indebtedness incurred in connection with the acquisition after the date hereof of any real or personal property by the Borrower or such Subsidiary, provided that the aggregate principal amount at any one time outstanding shall not exceed $7,000,000;

     (e)  Indebtedness  existing on the date hereof and listed and  described on
Schedule 9.1 hereto and any renewals, extensions or refinancings thereof;

     (f) Indebtedness of any Guarantor to or of the Borrower to any Guarantor so long as such Guarantor remains a Guarantor hereunder, has otherwise complied with the provisions of ss.8.13 hereof and remains a Subsidiary of the Borrower;

     (g) Indebtedness of the Borrower or any Guarantor incurred in connection with the guaranty of the obligations of any other Person other than a Subsidiary of the Borrower or any of its Subsidiaries, provided that the aggregate principal amount, including all Indebtedness of the Borrower and its Subsidiaries of the same type listed on Schedule 9.1, at any one time outstanding shall not exceed $20,000,000;

     (h) Indebtedness of the Borrower or any Guarantor to any foreign Subsidiary so long as such Indebtedness is subordinated to the prior payment in full of the Obligations pursuant to terms of the Intercompany Subordination Agreement substantially in the form of Exhibit F hereto;

     (i) Indebtedness arising from the Borrower's financing of consumer credit sales of its water softeners and related products not exceeding in the aggregate at any one time outstanding, the lesser of $2,000,000 and seventy-five percent (75%) of the total unpaid amount due on customers' notes given in such sales transactions;

     (j) Indebtedness arising from the Borrower's financing (whether by sale or by lease) of its water coolers;

     (k) other Indebtedness  (including  Indebtedness  listed on Schedule
9.1 other than such Indebtedness included in subsection (g) above and otherwise without duplication) of the Borrower or any of its Consolidated Subsidiaries owed to any other Person not exceeding in the aggregate principal amount at any one time outstanding $60,000,000;

     (l) Indebtedness in respect of surety and other performance bonds;

     (m) Indebtedness incurred in connection with the guaranty of obligations under project financing arrangements entered into by the Borrower or any of its Subsidiaries so long as such guaranty is non-recourse to the Borrower and its Subsidiaries; and

     (n) Indebtedness incurred after the Closing Date on an unsecured, subordinated basis in connection with a private debt offering, the terms and conditions of which shall in all respects be reasonably satisfactory to the Banks.

         9.2. Restrictions on Liens. The Borrower will not, and will not permit any of its Subsidiaries to, (a) create or incur or suffer to be created or incurred or to exist any lien, encumbrance, mortgage, pledge, charge, restriction or other security interest of any kind upon any of its property or assets of any character whether now owned or hereafter acquired, or upon the income or profits therefrom; (b) transfer any of such property or assets or the income or profits therefrom for the purpose of subjecting the same to the payment of Indebtedness or performance of any other obligation in priority to payment of its general creditors; (c) acquire, or agree or have an option to acquire, any property or assets upon conditional sale or other title retention or purchase money security agreement, device or arrangement; (d) suffer to exist for a period of more than thirty (30) days after the same shall have been incurred any Indebtedness or claim or demand against it that if unpaid might by law or upon bankruptcy or insolvency, or otherwise, be given any priority whatsoever over its general creditors; (e) sell, assign, pledge or otherwise transfer any "receivables" as defined in clause (g) of the definition of the term "Indebtedness," with or without recourse; or (f) enter into or permit to exist any arrangement or agreement, enforceable under applicable law, which directly or indirectly prohibits the Borrower or any of its Subsidiaries from creating or incurring any lien, encumbrance, mortgage, pledge, charge, restriction or other security interest other than in favor of the Agent for the benefit of the Banks and the Agent under the Loan Documents and other than customary anti-assignment provisions in leases and licensing agreements entered into by the Borrower or such Subsidiary in the ordinary course of its business, provided that the Borrower or any of its Subsidiaries may create or incur or suffer to be created or incurred or to exist:

     (i) liens in favor of the Borrower on all or part of the assets of Subsidiaries of the Borrower securing Indebtedness owing by Subsidiaries of the Borrower to the Borrower;

     (ii) liens to secure taxes, assessments and other government charges in respect of obligations not overdue or liens to secure claims for labor, material or supplies in respect of obligations not overdue;

     (iii) deposits or pledges made in connection with, or to secure payment of, workmen's compensation, unemployment insurance, old age pensions or other social security obligations;

     (iv) liens on properties in respect of judgments or awards that have been in force for less than the applicable period for taking an appeal so long as execution is not levied thereunder or in respect of which the Borrower or such Subsidiary shall at the time in good faith be prosecuting an appeal or proceedings for review and in respect of which a stay of execution shall have been obtained pending such appeal or review;

     (v) liens of carriers, warehousemen, mechanics and materialmen, and other like liens on properties in existence less than 120 days from the date of creation thereof in respect of obligations not overdue;

     (vi) encumbrances on Real Estate consisting of easements, rights of way, zoning restrictions, restrictions on the use of real property and defects and irregularities in the title thereto, landlord's or lessor's liens under leases to which the Borrower or a Subsidiary of the Borrower is a party, and other minor liens or encumbrances none of which in the opinion of the Borrower interferes materially with the use of the property affected in the ordinary conduct of the business of the Borrower and its Subsidiaries, which defects do not individually or in the aggregate have a materially adverse effect on the business of the Borrower individually or of the Borrower and its Subsidiaries on a consolidated basis;

     (vii) liens existing on the date hereof and listed on Schedule 9.2 hereto;


     (viii) purchase money security interests in or purchase money mortgages on real or personal property acquired after the date hereof to secure purchase money Indebtedness of the type and amount permitted by ss.9.1(d), incurred in connection with the acquisition of such property, which security interests or mortgages cover only the real or personal property so acquired;

     (ix) liens to secure Indebtedness of the type and amount permitted by ss.9.1(d), provided that the aggregate principal amount of Indebtedness secured by such lien shall not exceed the purchase price of the property so acquired;

     (x) notes receivable arising from the financing of water softener sales described in ss.9.1(j), which may be pledged as collateral;

     (xi) liens securing Indebtedness permitted byss.9.1(m); provided that such liens shall at -------- all times be limited to the assets of the related project;

                  (xii) liens on the real property or other assets of any Person acquired by the Borrower, provided that the aggregate principal amount of Indebtedness secured by such liens shall not exceed $5,000,000 at any one time outstanding;

                  (xiii) liens securing the same real property or other assets described in subsections (xi) and (xii) above in connection with the renewal, extension or replacement of the underlying Indebtedness; and

                  (xiv) liens in favor of the Agent for the benefit of the Banks and the Agent under the Loan Documents.

         9.3. Restrictions on Investments. The Borrower will not, and will not permit any of its Subsidiaries to, make or permit to exist or to remain outstanding any Investment except:

                  (a) Investments in marketable direct or guaranteed obligations of the United States of America or any OECD country that mature within one (1) year from the date of purchase by the Borrower;

                  (b) Investments in demand deposits, certificates of deposit, bankers acceptances and time deposits of United States banks having total assets in excess of $1,000,000,000 or banks organized under the laws of any OECD country having total assets in excess of $10,000,000,000;

                  (c) Investments in securities commonly known as "commercial paper" issued by a corporation organized and existing under the laws of the United States of America or any state thereof or any OECD country that at the time of purchase have been rated and the ratings for which are not less than "P 1" if rated by Moody's Investors Service, Inc., and not less than "A 1" if rated by Standard and Poor's Rating Group;

     (d) Investments existing on the date hereof and listed on Schedule 9.3 hereto;


     (e) Investments with respect to Indebtedness permitted byss.9.1(f) so long as such entities remain Subsidiaries of the Borrower and remain a Guarantor hereunder;

     (f) Investments with respect to Indebtedness  permitted  byss.ss.9.1(g) and
(h);

     (g) Investments consisting of the Guaranty or Investments by the Borrower in any Guarantor, so long as such Guarantor remains a Guarantor hereunder and a Subsidiary of the Borrower and the Borrower and the Guarantor shall have otherwise complied with the provision of ss.6 hereof;

     (h) Investments consisting of loans and advances to employees for moving, entertainment, travel and other similar expenses in the ordinary course of business not to exceed $400,000 in the aggregate at any time outstanding;

     (i) Investments made after the Closing Date in joint ventures and partnerships (other than Subsidiaries) and other minority investments in any Person, provided that the aggregate amount of all such Investments made in any fiscal year shall not exceed $30,000,000;

     (j) Investments made after the Closing Date in any foreign Subsidiary of the Borrower by the Borrower or any Guarantor, provided that the aggregate principal amount of all such Investments made in any fiscal shall not exceed $10,000,000; and

     (k) Investments made solely from cash flow generated by the operations of Ionics Iberica, S.A. in Persons doing business outside of the United States.

         9.4. Restricted Payments. Neither the Borrower nor any Subsidiary will make any Restricted Payment, provided, however, notwithstanding anything to the contrary contained in this Credit Agreement, so long as no Default or Event of Default has occurred and is continuing or would exist as a result thereof, any Subsidiary of the Borrower shall be permitted to make Restricted Payments to the Borrower or a Guarantor.

         9.5.  Merger, Consolidation and Disposition of Assets.

                  9.5.1. Mergers and Acquisitions. The Borrower will not, and will not permit any of its Subsidiaries to, become a party to any merger or consolidation, or agree to or effect any asset acquisition or stock acquisition (other than the acquisition of assets in the ordinary course of business consistent with past practices) except (a) the merger or consolidation of one or more of the Subsidiaries of the Borrower with and into the Borrower, (b) the merger or consolidation of two or more domestic Subsidiaries of the Borrower, (c) the merger or consolidation of two or more foreign Subsidiaries of the Borrower, (d) Permitted Acquisitions by the Borrower or any domestic Subsidiary and
         (e) subject to the provisions of ss.9.3(k), acquisitions by Ionics Iberica, S.A.

                  9.5.2. Disposition of Assets. The Borrower will not, and will not permit any of its Subsidiaries to, become a party to or agree to or effect any disposition of assets, other than (a) the sale of inventory and the disposition of obsolete assets, in each case in the ordinary course of business consistent with past practices, (b) the disposition of the stock of or other equity interests in foreign Subsidiaries of the Borrower the aggregate fair market value of which shall not exceed $1,000,000 per single transaction or $5,000,000 in any fiscal year, (c) the disposition of assets as contemplated by Schedule 9.5.2 and (d) the disposition of other assets of the Borrower and its Subsidiaries (including assets which are no longer necessary to the business of the Borrower or any of its Subsidiaries) the aggregate fair market value of which shall not exceed $1,000,000 in any fiscal year.

         9.6. Sale and Leaseback. The Borrower will not, and will not permit any of its Subsidiaries to, enter into any arrangement, directly or indirectly, whereby the Borrower or any Subsidiary of the Borrower shall sell or transfer any property owned by it in order then or thereafter to lease such property or lease other property that the Borrower or any Subsidiary of the Borrower intends to use for substantially the same purpose as the property being sold or transferred, other than sale and leaseback arrangements in which the aggregate net book value of all property sold or transferred pursuant thereto does not exceed $3,000,000 in any fiscal year.

         9.7. Compliance with Environmental Laws. The Borrower will not, and will not permit any of its Subsidiaries to, (a) use any of the Real Estate or any portion thereof for the handling, processing, storage or disposal of Hazardous Substances, (b) cause or permit to be located on any of the Real Estate any underground tank or other underground storage receptacle for Hazardous Substances, (c) generate any Hazardous Substances on any of the Real Estate, (d) conduct any activity at any Real Estate or use any Real Estate in any manner so as to cause a release (i.e. releasing, spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, disposing or dumping) or threatened release of Hazardous Substances on, upon or into the Real Estate or (e) otherwise conduct any activity at any Real Estate or use any Real Estate, in each case, in any manner that would violate any Environmental Law or bring such Real Estate in violation of any Environmental Law.

         9.8. Subordinated Debt. The Borrower will not, and will not permit any of its Subsidiaries to, amend, supplement or otherwise modify the terms of any of the Subordinated Debt or prepay, redeem or repurchase any of the Subordinated Debt.

         9.9. Upstream Limitations. The Borrower will not, and will not permit any of its Subsidiaries to, enter into any agreement, contract or arrangement

(other than the Credit Agreement and the other Loan Documents) restricting the ability of any Subsidiary to pay or make dividends or distributions in cash or kind to the Borrower, to make loans, advances or other payments of whatsoever nature to the Borrower, or to make transfers or distributions of all or any part of its assets to the Borrower.

         9.10. Negative Pledges. Neither the Borrower nor any of the Guarantors will enter into any agreement (other than this Credit Agreement and the other Loan Documents) prohibiting the creation or assumption of any lien upon its properties, revenues or assets or those of any of its Subsidiaries, whether now owned or hereafter acquired to secure any of the Obligations (or any refinancings thereof) other than agreements with Persons prohibiting any such lien on assets in which such Person has a prior security interest which is permitted by ss.9.2.

     9.11. Employee Benefit Plans. Neither the Borrower nor any ERISA Affiliate will


     (a) engage in any "prohibited transaction" within the meaning ofss.406 of ERISA orss.4975 of the Code which could result in a material liability for the Borrower or any of its Subsidiaries; or

     (b) permit any Guaranteed Pension Plan to incur an "accumulated funding deficiency", as such term is defined in ss.302 of ERISA, whether or not such deficiency is or may be waived; or

     (c) fail to contribute to any Guaranteed Pension Plan to an extent which, or terminate any Guaranteed Pension Plan in a manner which, could result in the imposition of a lien or encumbrance on the assets of the Borrower or any of its Subsidiaries pursuant to ss.302(f) or ss.4068 of ERISA; or

     (d) amend any Guaranteed Pension Plan in circumstances requiring the posting of security pursuant toss.307 of ERISA orss.401(a)(29) of the Code; or

     (e) permit or take any action which would result in the aggregate benefit liabilities (with the meaning of ss.4001 of ERISA) of all Guaranteed Pension Plans exceeding the value of the aggregate assets of such Plans, disregarding for this purpose the benefit liabilities and assets of any such Plan with assets in excess of benefit liabilities, by more than the amount set forth in ss.7.15.3.

         9.12. Business Activities. The Borrower will not, and will not permit any of its Subsidiaries to, engage directly or indirectly (whether through Subsidiaries or otherwise) in any type of business other than the businesses conducted by them on the Closing Date and in related businesses.

         9.13. Fiscal Year. The Borrower will not, and will not permit any of it Subsidiaries to, change the date of the end of its fiscal year from that set forth in ss.7.4.1.

         9.14. Transactions with Affiliates. The Borrower will not, and will not permit any of its Subsidiaries to, engage in any transaction with any Affiliate (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any such Affiliate or, to the knowledge of the Borrower, any corporation, partnership, trust or other entity in which any such Affiliate has a substantial interest or is an officer, director, trustee or partner, on terms more favorable to such Person than would have been obtainable on an arm's-length basis in the ordinary course of business.

         9.15. Inconsistent Agreements. The Borrower will not, and will not permit any of its Subsidiaries to, enter into any agreement containing any provision which would be violated or breached by the performance by the Borrower or any of its Subsidiaries of their respective obligations hereunder or under any of the Loan Documents.

         9.16. Modification of Documents and Charter Documents. The Borrower will not, nor will it permit any of its Subsidiaries to, consent to or agree to any amendment, supplement or other modification to its Capitalization Documents without the prior written consent of the Agent unless such amendment, supplement or modification would not have any material adverse effect on the Agent's or the Bank's rights under the Loan Documents or the Borrower's or any of its Subsidiaries' obligations under the Loan Documents.

                    10. FINANCIAL COVENANTS OF THE BORROWER.

         The Borrower covenants and agrees that, so long as any Revolving Credit Loan, Unpaid Reimbursement Obligation, Letter of Credit or Revolving Credit Note is outstanding or any Bank has any obligation to make any Revolving Credit Loans or the Agent has any obligation to issue, extend or renew any Letters of Credit:

         10.1. Leverage Ratio. The Borrower will not, as of the end of any Reference Period ending on the last day of any fiscal quarter described in the table set forth below, permit the Leverage Ratio for such Reference Period to exceed the ratio set forth opposite such fiscal quarter in such table:

------------------------------------- -------------------------------------
        Fiscal Quarter                               Ratio
------------------------------------- -------------------------------------
------------------------------------- -------------------------------------
              FQ2 2001                             3.00:1.00
------------------------------------- -------------------------------------
------------------------------------- -------------------------------------
              FQ3 2001                             2.75:1.00
------------------------------------- -------------------------------------
------------------------------------- -------------------------------------
  FQ4 2001 and each fiscal quarter                 2.50:1.00
             thereafter
------------------------------------- -------------------------------------

         10.2. Minimum EBITDA. The Borrower will not, as of the end of any Reference Period ending on the last day of any fiscal quarter described in the table set forth below, permit Consolidated EBITDA of the Borrower and its Consolidated Subsidiaries for such Reference Period to be less than the amount set forth opposite such fiscal quarter in such table:

------------------------------------- -------------------------------------
             Date                                    Amount
------------------------------------- -------------------------------------
------------------------------------- -------------------------------------
              FQ2 2001                            $25,000,000
------------------------------------- -------------------------------------
------------------------------------- -------------------------------------
              FQ3 2001                            $37,500,000
------------------------------------- -------------------------------------
------------------------------------- -------------------------------------
  FQ4 2001 and each fiscal quarter                $50,000,000
             thereafter
------------------------------------- -------------------------------------


         Solely for the purpose of this ss.10.2, (a) Reference Period shall mean
(i) for Q2 2001, the period commencing on 01/01/01 and ending on 06/30/01, and
(ii) for Q3 2001, the period commencing on 01/01/01 and ending on 09/30/01 and
(b) for Q4 2001 and each fiscal quarter thereafter, Reference Period shall have the meaning set forth in ss.1.1 for such term.

         10.3. Minimum Net Worth. The Borrower will not permit Consolidated Net Worth at any time to be less than the sum of (a) $300,000,000 plus (b) on a cumulative basis, 50% of positive Consolidated Net Income for each fiscal year beginning with the fiscal year ended December 31, 2000 plus (c) 100% of Net Cash Proceeds received by the Borrower.

         10.4. Capital Expenditures. The Borrower will not make, or permit any Consolidated Subsidiary to make, Capital Expenditures during any fiscal year described in the table set forth below, that exceed in the aggregate the amount set forth opposite such fiscal year in such table:

--------------------------------------- -----------------------------------
           Fiscal Year                               Amount
--------------------------------------- -----------------------------------
--------------------------------------- -----------------------------------
 2001 and each fiscal year thereafter              $40,000,000
--------------------------------------- -----------------------------------

         10.5 Ratio of EBIT to Interest Expense. The Borrower will not, as of the end of any Reference Period ending on the last day of any fiscal quarter described in the table set forth below, permit the ratio of EBIT to Consolidated Total Interest Expense for such Reference Period to be less than the ratio set forth opposite such fiscal quarter in such table:

--------------------------------------- -----------------------------------
          Fiscal Quarter                                 Ratio
--------------------------------------- -----------------------------------
--------------------------------------- -----------------------------------
               Q2 2001                                   3.00:1.00
--------------------------------------- -----------------------------------
--------------------------------------- -----------------------------------
               Q3 2001                                   3.00:1.00
--------------------------------------- -----------------------------------
--------------------------------------- -----------------------------------
   Q4 2001 and each fiscal quarter                       3.00:1.00
              thereafter
--------------------------------------- -----------------------------------

         Solely for the purpose of this ss.10.5, (a) Reference Period shall mean
(i) for Q2 2001, the period commencing on 01/01/01 and ending on 06/30/01, (ii) for Q3 2001, the period commencing on 01/01/01 and ending on 09/30/01, and (b) for Q4 2001 and each fiscal quarter thereafter, Reference Period shall have the meaning set forth in ss.1.1 for such term.

                             11. CLOSING CONDITIONS.

         The obligations of the Banks to make the initial Revolving Credit Loans and of the Agent to issue any initial Letters of Credit shall be subject to the satisfaction of the following conditions precedent:

         11.1. Loan Documents. Each of the Loan Documents shall have been duly executed and delivered by the respective parties thereto, shall be in full force and effect and shall be in form and substance satisfactory to each of the Banks. Each Bank shall have received a fully executed copy of each such document. The foregoing conditions have been satisfied prior to the date hereof except with respect to this Credit Agreement, the Global Amendment and Affirmation Agreement, dated as of the date hereof, among the Borrower and certain of its affiliates and Fleet, as Agent for itself and the Banks, and the Revolving Credit Notes.

         11.2. Certified Copies of Charter Documents. Each of the Banks shall have received from the Borrower and each of its domestic Subsidiaries a copy, certified by a duly authorized officer of such Person to be true and complete on the Closing Date, of each of (a) its charter or other incorporation documents as in effect on such date of certification, and (b) its by-laws as in effect on such date. The foregoing condition has been satisfied prior to the date hereof.

         11.3. Corporate Action. All corporate action necessary for the valid execution, delivery and performance by the Borrower and each of the Guarantors of this Credit Agreement and the other Loan Documents to which it is or is to become a party shall have been duly and effectively taken, and evidence thereof satisfactory to the Banks shall have been provided to each of the Banks.

         11.4. Incumbency Certificate. Each of the Banks shall have received from the Borrower and each Guarantor an incumbency certificate, dated as of the Closing Date, signed by a duly authorized officer of the Borrower or such Guarantor, and giving the name and bearing a specimen signature of each individual who shall be authorized: (a) to sign, in the name and on behalf of each of the Borrower or such Guarantor, each of the Loan Documents to which the Borrower or such Guarantor is or is to become a party; (b) in the case of the Borrower, to make Loan Requests and Conversion Requests and to apply for Letters of Credit; and (c) to give notices and to take other action on its behalf under the Loan Documents. The foregoing condition has been satisfied prior to the date hereof.

         11.5. Information Certificates and UCC Search Results. The Agent shall have received from the Borrower and each Guarantor a completed and fully executed Information Certificate and the results of UCC searches, indicating no liens other than Permitted Liens and otherwise in form and substance satisfactory to the Agent. The foregoing condition has been satisfied prior to the date hereof.

         11.6. Certificates of Insurance. The Agent shall have received a certificate of insurance from an independent insurance broker dated as of the Closing Date, identifying insurers, types of insurance, insurance limits, and policy terms, and otherwise describing the insurance obtained. The foregoing condition has been satisfied prior to the date hereof.

         11.7. Solvency Certificate. Each of the Banks shall have received an officer's certificate of the Borrower dated as of the Closing Date as to the solvency of the Borrower and its Subsidiaries following the consummation of the transactions contemplated herein and in form and substance satisfactory to the Banks. The foregoing condition has been satisfied prior to the date hereof.

         11.8. Opinion of Counsel. Each of the Banks and the Agent shall have received a favorable legal opinion addressed to the Banks and the Agent, dated as of the Closing Date, in form and substance satisfactory to the Banks and the Agent, from Hutchins, Wheeler and Dittmar, counsel to the Borrower and its Subsidiaries. The foregoing condition has been satisfied prior to the date hereof.

         11.9. Payment of Fees. The Borrower shall have paid to the Banks or the Agent, as appropriate, all fees, including, without limitation, upfront fees due and payable to each Bank other than Fleet and all fees due and payable to the Agent for the account of the Agent.

         11.10. Compliance Certificate. The Agent shall have received a certificate of compliance with respect to the financial covenants set forth in the Prior Credit Agreement for the period ended March 31, 2000, in form and substance satisfactory to the Agent. The foregoing condition has been satisfied prior to the date hereof.

                        12. CONDITIONS TO ALL BORROWINGS.

         The obligations of the Banks to make any Revolving Credit Loan, including the Revolving Credit Loan, and of the Agent to issue, extend or renew any Letter of Credit, in each case whether on or after the Closing Date, shall also be subject to the satisfaction of the following conditions precedent:

         12.1. Representations True; No Event of Default. Each of the representations and warranties of any of the Borrower and its Subsidiaries contained in this Credit Agreement, the other Loan Documents or in any document or instrument delivered pursuant to or in connection with this Credit Agreement shall be true as of the date as of which they were made and shall also be true at and as of the time of the making of such Revolving Credit Loan or the issuance, extension or renewal of such Letter of Credit, with the same effect as if made at and as of that time (except to the extent of changes resulting from transactions contemplated or permitted by this Credit Agreement and the other Loan Documents and changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse, and to the extent that such representations and warranties relate expressly to an earlier date) and no Default or Event of Default shall have occurred and be continuing.

         12.2. No Legal Impediment. No change shall have occurred in any law or regulations thereunder or interpretations thereof that in the reasonable opinion of any Bank would make it illegal for such Bank to make such Revolving Credit Loan or to participate in the issuance, extension or renewal of such Letter of Credit or in the reasonable opinion of the Agent would make it illegal for the Agent to issue, extend or renew such Letter of Credit.

         12.3. Governmental Regulation. Each Bank shall have received such statements in substance and form reasonably satisfactory to such Bank as such Bank shall require for the purpose of compliance with any applicable regulations of the Comptroller of the Currency or the Board of Governors of the Federal Reserve System.

         12.4. Proceedings and Documents. All proceedings in connection with the transactions contemplated by this Credit Agreement, the other Loan Documents and all other documents incident thereto shall be satisfactory in substance and in form to the Banks and to the Agent and the Agent's Special Counsel, and the Banks, the Agent and such counsel shall have received all information and such counterpart originals or certified or other copies of such documents as the Agent may reasonably request.

                    13. EVENTS OF DEFAULT; ACCELERATION; ETC.

         13.1. Events of Default and Acceleration. If any of the following events ("Events of Default" or, if the giving of notice or the lapse of time or both is required, then, prior to such notice or lapse of time, "Defaults") shall occur:

                  (a) the Borrower shall fail to pay any principal of the Revolving Credit Loans or any Reimbursement Obligation when the same shall become due and payable, whether at the stated date of maturity or any accelerated date of maturity or at any other date fixed for payment;

                  (b) the Borrower or any of its Subsidiaries shall fail to pay any interest on the Revolving Credit Loans, the Commitment Fee, any Letter of Credit Fee, the Agent's fee, or other sums due hereunder or under any of the other Loan Documents, when the same shall become due and payable, whether at the stated date of maturity or any accelerated date of maturity or at any other date fixed for payment;

                  (c) the Borrower shall fail to comply with any of its covenants contained in ss.ss.8.1, 8.4, 8.5, the first sentence of 8.6, 8.7-8.10, 8.12-8.15, 8.17, 9 or 10;

                  (d) the Borrower or any of its Subsidiaries shall fail to perform any term, covenant or agreement contained herein or in any of the other Loan Documents (other than those specified elsewhere in this ss.13.1) for thirty (30) days after written notice of such failure has been given to the Borrower by the Agent;

                  (e) any representation or warranty of the Borrower or any of its Subsidiaries in this Credit Agreement or any of the other Loan Documents or in any other document or instrument delivered pursuant to or in connection with this Credit Agreement shall prove to have been false in any material respect upon the date when made or deemed to have been made or repeated;

                  (f) the Borrower or any of its Subsidiaries shall fail to pay at maturity, or within any applicable period of grace, any obligation for borrowed money or credit received or in respect of any Capitalized Leases or Synthetic Leases in excess of $500,000, or fail to observe or perform any material term, covenant or agreement contained in any agreement by which it is bound, evidencing or securing borrowed money or credit received or in respect of any Capitalized Leases or Synthetic Leases for such period of time as would permit (assuming the giving of appropriate notice if required) the holder or holders thereof or of any obligations issued thereunder to accelerate the maturity thereof, or any such holder or holders shall rescind or shall have a right to rescind the purchase of any such obligations;

                  (g) the Borrower or any of its Subsidiaries shall make an assignment for the benefit of creditors, or admit in writing its inability to pay or generally fail to pay its debts as they mature or become due, or shall petition or apply for the appointment of a trustee or other custodian, liquidator or receiver of the Borrower or any of its Subsidiaries or of any substantial part of the assets of the Borrower or any of its Subsidiaries or shall commence any case or other proceeding relating to the Borrower or any of its Subsidiaries under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar law of any jurisdiction, now or hereafter in effect, or shall take any action to authorize or in furtherance of any of the foregoing, or if any such petition or application shall be filed or any such case or other proceeding shall be commenced against the Borrower or any of its Subsidiaries and the Borrower or any of its Subsidiaries shall indicate its approval thereof, consent thereto or acquiescence therein or such petition or application shall not have been dismissed within forty-five (45) days following the filing thereof;

                  (h) a decree or order is entered appointing any such trustee, custodian, liquidator or receiver or adjudicating the Borrower or any of its Subsidiaries bankrupt or insolvent, or approving a petition in any such case or other proceeding, or a decree or order for relief is entered in respect of the Borrower or any Subsidiary of the Borrower in an involuntary case under federal bankruptcy laws as now or hereafter constituted;

                  (i) there shall remain in force, undischarged, unsatisfied and unstayed, for more than thirty days, whether or not consecutive, any final judgment against the Borrower or any of its Subsidiaries that, with other outstanding final judgments, undischarged, against the Borrower or any of its Subsidiaries exceeds in the aggregate $1,000,000;

                  (j)  the holders of all or any part of the Subordinated
         Debt shall accelerate the maturity of all or any part of the Subordinated Debt or the Subordinated Debt shall be prepaid, redeemed or repurchased in whole or in part;

                  (k) if any of the Loan Documents shall be cancelled, terminated, revoked or rescinded, in each case otherwise than in accordance with the terms thereof or with the express prior written agreement, consent or approval of the Banks, or any action at law, suit or in equity or other legal proceeding to cancel, revoke or rescind any of the Loan Documents shall be commenced by or on behalf of the Borrower or any of its Subsidiaries party thereto or any of their respective stockholders, or any court or any other governmental or regulatory authority or agency of competent jurisdiction shall make a determination that, or issue a judgment, order, decree or ruling to the effect that, any one or more of the Loan Documents is illegal, invalid or unenforceable in accordance with the terms thereof;

                  (l) the Borrower or any ERISA Affiliate incurs any liability to the PBGC or a Guaranteed Pension Plan pursuant to Title IV of ERISA in an aggregate amount exceeding $500,000, or the Borrower or any ERISA Affiliate is assessed withdrawal liability pursuant to Title IV of ERISA by a Multiemployer Plan requiring aggregate annual payments exceeding $500,000, or any of the following occurs with respect to a Guaranteed Pension Plan: (i) an ERISA Reportable Event, or a failure to make a required installment or other payment (within the meaning of ss.302(f)(1) of ERISA), provided that the Agent determines in its reasonable discretion that such event (A) could be expected to result in liability of the Borrower or any of its Subsidiaries to the PBGC or such Guaranteed Pension Plan in an aggregate amount exceeding $500,000 and (B) could constitute grounds for the termination of such Guaranteed Pension Plan by the PBGC, for the appointment by the appropriate United States District Court of a trustee to administer such Guaranteed Pension Plan or for the imposition of a lien in favor of such Guaranteed Pension Plan; or (ii) the appointment by a United States District Court of a trustee to administer such Guaranteed Pension Plan; or (iii) the institution by the PBGC of proceedings to terminate such Guaranteed Pension Plan;

                  (m) the Borrower or any of its Subsidiaries shall be enjoined, restrained or in any way prevented by the order of any court or any administrative or regulatory agency from conducting any material part of its business and such order shall continue in effect for more than thirty (30) days;

                  (n) there shall occur any material damage to, or loss, theft or destruction of, a material portion of the assets of the Borrower or any of its Subsidiaries, whether or not insured, or any strike, lockout, labor dispute, embargo, condemnation, act of God or public enemy, or other casualty, which in any such case causes, for more than fifteen (15) consecutive days, the cessation or substantial curtailment of revenue producing activities at any facility of the Borrower or any of its Subsidiaries if such event or circumstance is not covered by business interruption insurance and would have a material adverse effect on the business or financial condition of the Borrower or such Subsidiary;

                  (o) there shall occur the loss, suspension or revocation of, or failure to renew, any license or permit now held or hereafter acquired by the Borrower or any of its Subsidiaries if such loss, suspension, revocation or failure to renew would have a material adverse effect on the business or financial condition of the Borrower and its Subsidiaries;

                  (p) the Borrower or any of its Subsidiaries shall be indicted for a state or federal crime, or any civil or criminal action shall otherwise have been brought against the Borrower or any of its Subsidiaries, a punishment for which in any such case could include the forfeiture of any assets of the Borrower or such Subsidiary included having a fair market value in excess of $1,000,000; or

                  (q) the Borrower shall at any time, legally or beneficially own less than (i) 100% of the shares (on a fully diluted basis) of the common stock and other equity interests of each of its domestic Subsidiaries or (ii) the percentage of shares (on a fully diluted basis) of the common stock and other equity interests of each of its foreign Subsidiaries which it legally or beneficially owned as of the Closing Date except as otherwise permitted by ss.9.5.2(b);

                  (r) any person or group of persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934, as amended) shall have acquired beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said
         Act) of twenty percent (20%) or more of the outstanding shares of common stock of the Borrower; or, during any period of twelve consecutive calendar months, individuals who were directors of the Borrower on the first day of such period shall cease to constitute a majority of the board of directors of the Borrower;

then, and in any such event, so long as the same may be continuing, the Agent may, and upon the request of the Majority Banks shall, by notice in writing to the Borrower declare all amounts owing with respect to this Credit Agreement, the Revolving Credit Notes and the other Loan Documents and all Reimbursement Obligations to be, and they shall thereupon forthwith become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Borrower; provided that in the event of any Event of Default specified in ss.ss.13.1(g), 13.1(h) or 13.1(j), all such amounts shall become immediately due and payable automatically and without any requirement of notice from the Agent or any Bank.

         13.2. Termination of Commitments. If any one or more of the Events of Default specified in ss.13.1(g), ss.13.1(h) or ss.13.1(j) shall occur, any unused portion of the credit hereunder shall forthwith terminate and each of the Banks shall be relieved of all further obligations to make Revolving Credit Loans to the Borrower and the Agent shall be relieved of all further obligations to issue, extend or renew Letters of Credit. If any other Event of Default shall have occurred and be continuing, the Agent may and, upon the request of the Majority Banks, shall, by notice to the Borrower, terminate the unused portion of the credit hereunder, and upon such notice being given such unused portion of the credit hereunder shall terminate immediately and each of the Banks shall be relieved of all further obligations to make Loans and the Agent shall be relieved of all further obligations to issue, extend or renew Letters of Credit. No termination of the credit hereunder shall relieve the Borrower or any of its Subsidiaries of any of the Obligations.

         13.3. Remedies. In case any one or more of the Events of Default shall have occurred and be continuing, and whether or not the Banks shall have accelerated the maturity of the Revolving Credit Loans pursuant to ss.13.1, each Bank, if owed any amount with respect to the Revolving Credit Loans or the Reimbursement Obligations, may, with the consent of the Majority Banks but not otherwise, proceed to protect and enforce its rights by suit in equity, action at law or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in this Credit Agreement and the other Loan Documents or any instrument pursuant to which the Obligations to such Bank are evidenced, including as permitted by applicable law the obtaining of the ex parte appointment of a receiver, and, if such amount shall have become due, by declaration or otherwise, proceed to enforce the payment thereof or any other legal or equitable right of such Bank. No remedy herein conferred upon any Bank or the Agent or the holder of any Revolving Credit Note or purchaser of any Letter of Credit Participation is intended to be exclusive of any other remedy and each and every remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or any other provision of law.

                                   14. SETOFF.

         Regardless of the adequacy of any collateral, during the continuance of any Event of Default, any deposits or other sums credited by or due from any of the Banks to the Borrower and any securities or other property of the Borrower in the possession of such Bank may be applied to or set off by such Bank against the payment of Obligations and any and all other liabilities, direct, or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, of the Borrower to such Bank. Each of the Banks agrees with each other Bank that (a) if an amount to be set off is to be applied to Indebtedness of the Borrower to such Bank, other than Indebtedness evidenced by the Revolving Credit Notes held by such Bank or constituting Reimbursement Obligations owed to such Bank, such amount shall be applied ratably to such other Indebtedness and to the Indebtedness evidenced by all such Revolving Credit Notes held by such Bank or constituting Reimbursement Obligations owed to such Bank, and (b) if such Bank shall receive from the Borrower, whether by voluntary payment, exercise of the right of setoff, counterclaim, cross action, enforcement of the claim evidenced by the Revolving Credit Notes held by, or constituting Reimbursement Obligations owed to, such Bank by proceedings against the Borrower at law or in equity or by proof thereof in bankruptcy, reorganization, liquidation, receivership or similar proceedings, or otherwise, and shall retain and apply to the payment of the Revolving Credit Note or Notes held by, or Reimbursement Obligations owed to, such Bank any amount in excess of its ratable portion of the payments received by all of the Banks with respect to the Revolving Credit Notes held by, and Reimbursement Obligations owed to, all of the Banks, such Bank will make such disposition and arrangements with the other Banks with respect to such excess, either by way of distribution, pro tanto assignment of claims, subrogation or otherwise as shall result in each Bank receiving in respect of the Revolving Credit Notes held by it or Reimbursement Obligations owed it, its proportionate payment as contemplated by this Credit Agreement; provided that if all or any part of such excess payment is thereafter recovered from such Bank, such disposition and arrangements shall be rescinded and the amount restored to the extent of such recovery, but without interest.

                                 15. THE AGENT.

         15.1.  Authorization.

                  (a) The Agent is authorized to take such action on behalf of each of the Banks and to exercise all such powers as are hereunder and under any of the other Loan Documents and any related documents delegated to the Agent, together with such powers as are reasonably incident thereto, provided that no duties or responsibilities not expressly assumed herein or therein shall be implied to have been assumed by the Agent.

                  (b) The relationship between the Agent and each of the Banks is that of an independent contractor. The use of the term "Agent" is for convenience only and is used to describe, as a form of convention, the independent contractual relationship between the Agent and each of the Banks. Nothing contained in this Credit Agreement nor the other Loan Documents shall be construed to create an agency, trust or other fiduciary relationship between the Agent and any of the Banks.

                  (c) As an independent contractor empowered by the Banks to exercise certain rights and perform certain duties and responsibilities hereunder and under the other Loan Documents, the Agent is nevertheless a "representative" of the Banks, as that term is defined in Article 1 of the Uniform Commercial Code, for purposes of actions for the benefit of the Banks and the Agent with respect to all collateral security, if any, and guaranties contemplated by the Loan Documents. Such actions include the designation of the Agent as "secured party", "mortgagee" or the like on all financing statements and other documents and instruments, whether recorded or otherwise, relating to the attachment, perfection, priority or enforcement of any security interests, mortgages or deeds of trust in collateral security intended to secure the payment or performance of any of the Obligations, all for the benefit of the Banks and the Agent.

         15.2. Employees and Agents. The Agent may exercise its powers and execute its duties by or through employees or agents and shall be entitled to take, and to rely on, advice of counsel concerning all matters pertaining to its rights and duties under this Credit Agreement and the other Loan Documents. The Agent may utilize the services of such Persons as the Agent in its sole discretion may reasonably determine, and all reasonable fees and expenses of any such Persons shall be paid by the Borrower.

         15.3. No Liability. Neither the Agent nor any of its shareholders, directors, officers or employees nor any other Person assisting them in their duties nor any agent or employee thereof, shall be liable for any waiver, consent or approval given or any action taken, or omitted to be taken, in good faith by it or them hereunder or under any of the other Loan Documents, or in connection herewith or therewith, or be responsible for the consequences of any oversight or error of judgment whatsoever, except that the Agent or such other Person, as the case may be, may be liable for losses due to its willful misconduct or gross negligence.

         15.4.  No Representations.

                  15.4.1. General. The Agent shall not be responsible for the execution or validity or enforceability of this Credit Agreement, the Revolving Credit Notes, the Letters of Credit, any of the other Loan Documents or any instrument at any time constituting, or intended to constitute, collateral security for the Revolving Credit Notes, or for the value of any such collateral security or for the validity, enforceability or collectability of any such amounts owing with respect to the Revolving Credit Notes, or for any recitals or statements, warranties or representations made herein or in any of the other Loan Documents or in any certificate or instrument hereafter furnished to it by or on behalf of the Borrower or any of its Subsidiaries, or be bound to ascertain or inquire as to the performance or observance of any of the terms, conditions, covenants or agreements herein or in any instrument at any time constituting, or intended to constitute, collateral security for the Revolving Credit Notes or to inspect any of the properties, books or records of the Borrower or any of its Subsidiaries. The Agent shall not be bound to ascertain whether any notice, consent, waiver or request delivered to it by the Borrower or any holder of any of the Revolving Credit Notes shall have been duly authorized or is true, accurate and complete. The Agent has not made nor does it now make any representations or warranties, express or implied, nor does it assume any liability to the Banks, with respect to the credit worthiness or financial conditions of the Borrower or any of its Subsidiaries. Each Bank acknowledges that it has, independently and without reliance upon the Agent or any other Bank, and based upon such information and documents as it has deemed appropriate, made its own credit analysis and decision to enter into this Credit Agreement.

                  15.4.2. Closing Documentation, etc. For purposes of determining compliance with the conditions set forth in ss.11, each Bank that has executed this Credit Agreement shall be deemed to have consented to, approved or accepted, or to be satisfied with, each document and matter either sent, or made available, by the Agent to such Bank for consent, approval, acceptance or satisfaction, or required thereunder to be consented to or approved by or acceptable or satisfactory to such Bank, unless an officer of the Agent active upon the Borrower's account shall have received notice from such Bank prior to the Closing Date specifying such Bank's objection thereto and such objection shall not have been withdrawn by notice to the Agent to such effect on or prior to the Closing Date.

         15.5.  Payments.

                  15.5.1. Payments to Agent. A payment by the Borrower to the Agent hereunder or under any of the other Loan Documents for the account of any Bank shall constitute a payment to such Bank. The Agent agrees promptly to distribute to each Bank such Bank's pro rata share of payments received by the Agent for the account of the Banks except as otherwise expressly provided herein or in any of the other Loan Documents.

                  15.5.2. Distribution by Agent. If in the opinion of the Agent the distribution of any amount received by it in such capacity hereunder, under the Revolving Credit Notes or under any of the other Loan Documents might involve it in liability, it may refrain from making distribution until its right to make distribution shall have been adjudicated by a court of competent jurisdiction. If a court of competent jurisdiction shall adjudge that any amount received and distributed by the Agent is to be repaid, each Person to whom any such distribution shall have been made shall either repay to the Agent its proportionate share of the amount so adjudged to be repaid or shall pay over the same in such manner and to such Persons as shall be determined by such court.

                  15.5.3. Delinquent Banks. Notwithstanding anything to the contrary contained in this Credit Agreement or any of the other Loan Documents, any Bank that fails (a) to make available to the Agent its pro rata share of any Revolving Credit Loan or to purchase any Letter of Credit Participation or (b) to comply with the provisions of ss.14 with respect to making dispositions and arrangements with the other Banks, where such Bank's share of any payment received, whether by setoff or otherwise, is in excess of its pro rata share of such payments due and payable to all of the Banks, in each case as, when and to the full extent required by the provisions of this Credit Agreement, shall be deemed delinquent (a "Delinquent Bank") and shall be deemed a Delinquent Bank until such time as such delinquency is satisfied. A Delinquent Bank shall be deemed to have assigned any and all payments due to it from the Borrower, whether on account of outstanding Revolving Credit Loans, Unpaid Reimbursement Obligations, interest, fees or otherwise, to the remaining nondelinquent Banks for application to, and reduction of, their respective pro rata shares of all outstanding Revolving Credit Loans and Unpaid Reimbursement Obligations. The Delinquent Bank hereby authorizes the Agent to distribute such payments to the nondelinquent Banks in proportion to their respective pro rata shares of all outstanding Revolving Credit Loans and Unpaid Reimbursement Obligations. A Delinquent Bank shall be deemed to have satisfied in full a delinquency when and if, as a result of application of the assigned payments to all outstanding Revolving Credit Loans and Unpaid Reimbursement Obligations of the nondelinquent Banks, the Banks' respective pro rata shares of all outstanding Revolving Credit Loans and Unpaid Reimbursement Obligations have returned to those in effect immediately prior to such delinquency and without giving effect to the nonpayment causing such delinquency.

         15.6. Holders of Notes. The Agent may deem and treat the payee of any Revolving Credit Note or the purchaser of any Letter of Credit Participation as the absolute owner or purchaser thereof for all purposes hereof until it shall have been furnished in writing with a different name by such payee or by a subsequent holder, assignee or transferee.

         15.7. Indemnity. The Banks ratably agree hereby to indemnify and hold harmless the Agent and its affiliates from and against any and all claims, actions and suits (whether groundless or otherwise), losses, damages, costs, expenses (including any expenses for which the Agent or such affiliate has not been reimbursed by the Borrower as required by ss.16), and liabilities of every nature and character arising out of or related to this Credit Agreement, the Revolving Credit Notes, or any of the other Loan Documents or the transactions contemplated or evidenced hereby or thereby, or the Agent's actions taken hereunder or thereunder, except to the extent that any of the same shall be directly caused by the Agent's willful misconduct or gross negligence.

         15.8. Agent as Bank. In its individual capacity, Fleet shall have the same obligations and the same rights, powers and privileges in respect to its Commitment and the Revolving Credit Loans made by it, and as the holder of any of the Revolving Credit Notes and as the purchaser of any Letter of Credit Participations, as it would have were it not also the Agent.

         15.9. Resignation. The Agent may resign at any time by giving sixty
(60) days prior written notice thereof to the Banks and the Borrower. Upon any such resignation, the Majority Banks shall have the right to appoint a successor Agent. Unless a Default or Event of Default shall have occurred and be continuing, such successor Agent shall be reasonably acceptable to the Borrower. If no successor Agent shall have been so appointed by the Majority Banks and shall have accepted such appointment within thirty (30) days after the retiring Agent's giving of notice of resignation, then the retiring Agent may, on behalf of the Banks, appoint a successor Agent, which shall be a financial institution having a rating of not less than A or its equivalent by Standard & Poor's Corporation. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation, the provisions of this Credit Agreement and the other Loan Documents shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Agent.

         15.10. Notification of Defaults and Events of Default. Each Bank hereby agrees that, upon learning of the existence of a Default or an Event of Default, it shall promptly notify the Agent thereof. The Agent hereby agrees that upon receipt of any notice under this ss.15.10 it shall promptly notify the other Banks of the existence of such Default or Event of Default.

                        16. EXPENSES AND INDEMNIFICATION.

         16.1. Expenses. The Borrower agrees to pay (a) the reasonable costs of producing and reproducing this Credit Agreement, the other Loan Documents and the other agreements and instruments mentioned herein, (b) any taxes (including any interest and penalties in respect thereto) payable by the Agent or any of the Banks (other than taxes based upon the Agent's or any Bank's net income) on or with respect to the transactions contemplated by this Credit Agreement (the Borrower hereby agreeing to indemnify the Agent and each Bank with respect thereto), (c) the reasonable fees, expenses and disbursements of the Agent's Special Counsel or any local counsel to the Agent incurred in connection with the preparation, syndication, administration or interpretation of the Loan Documents and other instruments mentioned herein, each closing hereunder, any amendments, modifications, approvals, consents or waivers hereto or hereunder, or the cancellation of any Loan Document upon payment in full in cash of all of the Obligations or pursuant to any terms of such Loan Document for providing for such cancellation, (d) the fees, expenses and disbursements of the Agent or any of its affiliates incurred by the Agent or such affiliate in connection with any commercial finance examination or the preparation, syndication, administration or interpretation of the Loan Documents and other instruments mentioned herein, including all title insurance premiums and surveyor, engineering and appraisal charges, if applicable, (e) any fees, costs, expenses and bank charges, including bank charges for returned checks, incurred by the Agent in establishing, maintaining or handling agency accounts, lock box accounts and other accounts; (f) all reasonable out-of-pocket expenses (including without limitation reasonable attorneys' fees and costs, which attorneys may be employees of any Bank or the Agent, and reasonable consulting, accounting, appraisal, investment banking and similar professional fees and charges) incurred by any Bank or the Agent in connection with (i) the enforcement of or preservation of rights under any of the Loan Documents against the Borrower or any of its Subsidiaries or the administration thereof after the occurrence of a Default or Event of Default and (ii) any litigation, proceeding or dispute whether arising hereunder or otherwise, in any way related to any Bank's or the Agent's relationship with the Borrower or any of its Subsidiaries and (g) all reasonable fees, expenses and disbursements of any Bank or the Agent incurred in connection with UCC and intellectual property searches, UCC and intellectual property filings or mortgage recordings.

         16.2. Indemnification. The Borrower agrees to indemnify and hold harmless the Agent, its affiliates and the Banks from and against any and all claims, actions and suits whether groundless or otherwise, and from and against any and all liabilities, losses, damages and expenses of every nature and character arising out of this Credit Agreement or any of the other Loan Documents or the transactions contemplated hereby including, without limitation,
(a) any actual or proposed use by the Borrower or any of its Subsidiaries of the proceeds of any of the Revolving Credit Loans or Letters of Credit, (b) the reversal or withdrawal of any provisional credits granted by the Agent upon the transfer of funds from lock box, bank agency or concentration accounts or in connection with the provisional honoring of checks or other items, (c) any actual or alleged infringement of any patent, copyright, trademark, service mark or similar right of the Borrower or any of its Subsidiaries comprised in the Collateral, (d) the Borrower or any of its Subsidiaries entering into or performing this Credit Agreement or any of the other Loan Documents or (e) with respect to the Borrower and its Subsidiaries and their respective properties and assets, the violation of any Environmental Law, the presence, disposal, escape, seepage, leakage, spillage, discharge, emission, release or threatened release of any Hazardous Substances or any action, suit, proceeding or investigation brought or threatened with respect to any Hazardous Substances (including, but not limited to, claims with respect to wrongful death, personal injury or damage to property), in each case including, without limitation, the reasonable fees and disbursements of counsel and allocated costs of internal counsel incurred in connection with any such investigation, litigation or other proceeding except to the extent that any of the foregoing are directly caused by the gross negligence or willful misconduct of the otherwise indemnified party. In litigation, or the preparation therefor, the Banks and the Agent and its affiliates shall be entitled to select their own counsel and, in addition to the foregoing indemnity, the Borrower agrees to pay promptly the reasonable fees and expenses of such counsel. If, and to the extent that the obligations of the Borrower under this ss.16.2 are unenforceable for any reason, the Borrower hereby agrees to make the maximum contribution to the payment in satisfaction of such obligations which is permissible under applicable law.

         16.3. Survival. The covenants contained in this ss.16 shall survive payment or satisfaction in full of all other Obligations.

               17. TREATMENT OF CERTAIN CONFIDENTIAL INFORMATION.

         17.1. Confidentiality. Each of the Banks and the Agent agrees, on behalf of itself and each of its affiliates, directors, officers, employees and representatives, to use reasonable precautions to keep confidential, in accordance with their customary procedures for handling confidential information of the same nature and in accordance with safe and sound banking practices, any non-public information supplied to it by the Borrower or any of its Subsidiaries pursuant to this Credit Agreement that is identified by such Person as being confidential at the time the same is delivered to the Banks or the Agent, provided that nothing herein shall limit the disclosure of any such information
(a) after such information shall have become public other than through a violation of this ss.17, (b) to the extent required by statute, rule, regulation or judicial process, (c) to counsel for any of the Banks or the Agent, (d) to bank examiners or any other regulatory authority having jurisdiction over any Bank or the Agent, or to auditors or accountants, (e) to the Agent, any Bank or any affiliate of the foregoing, (f) in connection with any litigation to which any one or more of the Banks, the Agent or any affiliate of the Agent or any Bank is a party, or in connection with the enforcement of rights or remedies hereunder or under any other Loan Document, (g) to a Subsidiary or affiliate of such Bank or (h) to any assignee or participant (or prospective assignee or participant) so long as such assignee or participant agrees to be bound by the provisions of ss.19.6. Moreover, each of the Agent, the Banks and any affiliate of the Agent or any Bank is hereby expressly permitted by the Borrower to refer to any of the Borrower and its Subsidiaries in connection with any advertising, promotion or marketing undertaken by the Agent, such Bank or such affiliate and, for such purpose, the Agent, such Bank or such affiliate may utilize any trade name, trademark, logo or other distinctive symbol associated with the Borrower or any of its Subsidiaries or any of their businesses.

         17.2. Prior Notification. Unless specifically prohibited by applicable law or court order, each of the Banks and the Agent shall, prior to disclosure thereof, notify the Borrower of any request for disclosure of any such non-public information by any governmental agency or representative thereof (other than any such request in connection with an examination of the financial condition of such Bank by such governmental agency) or pursuant to legal process.

         17.3. Other. In no event shall any Bank or the Agent be obligated or required to return any materials furnished to it or any affiliate thereof by the Borrower or any of its Subsidiaries. The obligations of each Bank under this ss.17 shall supersede and replace the obligations of such Bank under any confidentiality letter in respect of this financing signed and delivered by such Bank to the Borrower prior to the date hereof and shall be binding upon any assignee of, or purchaser of any participation in, any interest in any of the Revolving Credit Loans or Reimbursement Obligations from any Bank.

                         18. SURVIVAL OF COVENANTS, ETC.

         All covenants, agreements, representations and warranties made herein, in the Revolving Credit Notes, in any of the other Loan Documents or in any documents or other papers delivered by or on behalf of the Borrower or any of its Subsidiaries pursuant hereto shall be deemed to have been relied upon by the Banks and the Agent, notwithstanding any investigation heretofore or hereafter made by any of them, and shall survive the making by the Banks of any of the Revolving Credit Loans and the issuance, extension or renewal of any Letters of Credit, as herein contemplated, and shall continue in full force and effect so long as any Letter of Credit or any amount due under this Credit Agreement or the Notes or any of the other Loan Documents remains outstanding or any Bank has any obligation to make any Revolving Credit Loans or the Agent has any obligation to issue, extend or renew any Letter of Credit, and for such further time as may be otherwise expressly specified in this Credit Agreement. All statements contained in any certificate or other paper delivered to any Bank or the Agent at any time by or on behalf of the Borrower or any of its Subsidiaries pursuant hereto or in connection with the transactions contemplated hereby shall constitute representations and warranties by the Borrower or such Subsidiary hereunder.

                        19. ASSIGNMENT AND PARTICIPATION.

         19.1. Conditions to Assignment by Banks. Except as provided herein, each Bank may assign to one or more Eligible Assignees all or a portion of its interests, rights and obligations under this Credit Agreement (including all or a portion of its Commitment Percentage and Commitment and the same portion of the Revolving Credit Loans at the time owing to it, the Revolving Credit Notes held by it and its participating interest in the risk relating to any Letters of Credit); provided that (a) the Agent shall have given its prior written consent to such assignment; except that the consent of the Borrower or the Agent shall not be required in connection with any assignment by a Bank to (i) an existing Bank or (ii) a Bank Affiliate of such Bank, (b) each such assignment shall be of a constant, and not a varying, percentage of all the assigning Bank's rights and obligations under this Credit Agreement, (c) each assignment shall be in an amount that is a whole multiple of $5,000,000 (or such smaller amount which represents the assigning Bank's entire Commitment) and (d) the parties to such assignment shall execute and deliver to the Agent, for recording in the Register (as hereinafter defined), an Assignment and Acceptance, substantially in the form of Exhibit E hereto (an "Assignment and Acceptance"), together with any Notes subject to such assignment. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five (5) Business Days after the execution thereof, (i) the assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Bank hereunder, and (ii) the assigning Bank shall, to the extent provided in such assignment and upon payment to the Agent of the registration fee referred to in ss.19.3, be released from its obligations under this Credit Agreement.

         19.2. Certain Representations and Warranties; Limitations; Covenants. By executing and delivering an Assignment and Acceptance, the parties to the assignment thereunder confirm to and agree with each other and the other parties hereto as follows:

                  (a) other than the representation and warranty that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim, the assigning Bank makes no representation or warranty, express or implied, and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Credit Agreement, the other Loan Documents or any other instrument or document furnished pursuant hereto or the attachment, perfection or priority of any security interest or mortgage, if any;

                  (b) the assigning Bank makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower and its Subsidiaries or any other Person primarily or secondarily liable in respect of any of the Obligations, or the performance or observance by the Borrower and its Subsidiaries or any other Person primarily or secondarily liable in respect of any of the Obligations of any of their obligations under this Credit Agreement or any of the other Loan Documents or any other instrument or document furnished pursuant hereto or thereto;

                  (c) such assignee confirms that it has received a copy of this Credit Agreement, together with copies of the most recent financial statements referred to in ss.7.4 and ss.8.4 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance;

                  (d) such assignee will, independently and without reliance upon the assigning Bank, the Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Credit Agreement;

               (e) such assignee represents and warrants that it is an Eligible Assignee;

                  (f) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Credit Agreement and the other Loan Documents as are delegated to the Agent by the terms hereof or thereof, together with such powers as are reasonably incidental thereto;

                  (g) such assignee agrees that it will perform in accordance with their terms all of the obligations that by the terms of this Credit Agreement are required to be performed by it as a Bank;

               (h) such assignee represents and warrants that it is legally authorized to enter into such Assignment and Acceptance; and

                  (i) such assignee acknowledges that it has made arrangements with the assigning Bank satisfactory to such assignee with respect to its pro rata share of Letter of Credit Fees in respect of outstanding Letters of Credit.

         19.3. Register. The Agent shall maintain a copy of each Assignment and Acceptance delivered to it and a register or similar list (the "Register") for the recordation of the names and addresses of the Banks and the Commitment Percentage of, and principal amount of the Revolving Credit Loans owing to and

Letter of Credit Participations purchased by, the Banks from time to time. The entries in the Register shall be conclusive, in the absence of manifest error, and the Borrower, the Agent and the Banks may treat each Person whose name is recorded in the Register as a Bank hereunder for all purposes of this Credit Agreement. The Register shall be available for inspection by the Borrower and the Banks at any reasonable time and from time to time upon reasonable prior notice. Upon each such recordation, the assigning Bank agrees to pay to the Agent a registration fee in the sum of $3,500.

         19.4. New Notes. Upon its receipt of an Assignment and Acceptance executed by the parties to such assignment, together with each Revolving Credit Note subject to such assignment, the Agent shall (a) record the information contained therein in the Register, and (b) give prompt notice thereof to the Borrower and the Banks (other than the assigning Bank). Within five (5) Business Days after receipt of such notice, the Borrower, at its own expense, shall execute and deliver to the Agent, in exchange for each surrendered Revolving Credit Note, a new Revolving Credit Note to the order of such Eligible Assignee in an amount equal to the amount assumed by such Eligible Assignee pursuant to such Assignment and Acceptance and, if the assigning Bank has retained some portion of its obligations hereunder, a new Revolving Credit Note to the order of the assigning Bank in an amount equal to the amount retained by it hereunder. Such new Revolving Credit Notes shall provide that they are replacements for the surrendered Revolving Credit Notes, shall be in an aggregate principal amount equal to the aggregate principal amount of the surrendered Revolving Credit Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of the assigned Revolving Credit Notes. Within five (5) days of issuance of any new Revolving Credit Notes pursuant to this ss.19.4, the Borrower shall deliver an opinion of counsel, addressed to the Banks and the Agent, relating to the due authorization, execution and delivery of such new Revolving Credit Notes and the legality, validity and binding effect thereof, in form and substance satisfactory to the Banks. The surrendered Revolving Credit Notes shall be cancelled and returned to the Borrower.

         19.5. Participations. Each Bank may sell participations to one or more banks or other entities in all or a portion of such Bank's rights and obligations under this Credit Agreement and the other Loan Documents; provided that (a) any such sale or participation shall not affect the rights and duties of the selling Bank hereunder to the Borrower and (b) the only rights granted to the participant pursuant to such participation arrangements with respect to waivers, amendments or modifications of the Loan Documents shall be the rights to approve waivers, amendments or modifications that would reduce the principal of or the interest rate on any Revolving Credit Loans, extend the term or increase the amount of the Commitment of such Bank as it relates to such participant, reduce the amount of any Commitment Fees or Letter of Credit Fees to which such participant is entitled or extend any regularly scheduled payment date for principal or interest.

         19.6. Disclosure. The Borrower agrees that in addition to disclosures made in accordance with standard and customary banking practices any Bank may disclose information obtained by such Bank pursuant to this Credit Agreement to assignees or participants and potential assignees or participants hereunder; provided that such assignees or participants or potential assignees or participants shall agree (a) to treat in confidence such information unless such information otherwise becomes public knowledge, (b) not to disclose such information to a third party, except as required by law or legal process and (c) not to make use of such information for purposes of transactions unrelated to such contemplated assignment or participation. For purposes of this ss.19.6 an assignee or participant or potential assignee or participant may include a counterparty with whom such Bank has entered into or potentially might enter into a derivative contract referenced to credit or other risks or events arising under this Credit Agreement or any other Loan Document.

         19.7. Assignee or Participant Affiliated with the Borrower. If any assignee Bank is an Affiliate of the Borrower, then any such assignee Bank shall have no right to vote as a Bank hereunder or under any of the other Loan Documents for purposes of granting consents or waivers or for purposes of agreeing to amendments or other modifications to any of the Loan Documents or for purposes of making requests to the Agent pursuant to ss.13.1 or ss.13.2, and the determination of the Majority Banks shall for all purposes of this Credit Agreement and the other Loan Documents be made without regard to such assignee Bank's interest in any of the Revolving Credit Loans or Reimbursement Obligations. If any Bank sells a participating interest in any of the Revolving Credit Loans or Reimbursement Obligations to a participant, and such participant is the Borrower or an Affiliate of the Borrower, then such transferor Bank shall promptly notify the Agent of the sale of such participation. A transferor Bank shall have no right to vote as a Bank hereunder or under any of the other Loan Documents for purposes of granting consents or waivers or for purposes of agreeing to amendments or modifications to any of the Loan Documents or for purposes of making requests to the Agent pursuant to ss.13.1 or ss.13.2 to the extent that such participation is beneficially owned by the Borrower or any Affiliate of the Borrower, and the determination of the Majority Banks shall for all purposes of this Credit Agreement and the other Loan Documents be made without regard to the interest of such transferor Bank in the Revolving Credit Loans or Reimbursement Obligations to the extent of such participation.

         19.8. Miscellaneous  Assignment  Provisions. Any  assigning
Bank shall retain its rights to be indemnified pursuant to ss.16 with respect to any claims or actions arising prior to the date of such assignment. If any assignee Bank is not incorporated under the laws of the United States of America or any state thereof, it shall, prior to the date on which any interest or fees are payable hereunder or under any of the other Loan Documents for its account, deliver to the Borrower and the Agent certification as to its exemption from deduction or withholding of any United States federal income taxes. Anything contained in this ss.19 to the contrary notwithstanding, any Bank may at any time pledge all or any portion of its interest and rights under this Credit Agreement (including all or any portion of its Revolving Credit Notes) to any of the twelve Federal Reserve Banks organized under ss.4 of the Federal Reserve Act, 12 U.S.C. ss.341. No such pledge or the enforcement thereof shall release the pledgor Bank from its obligations hereunder or under any of the other Loan Documents.

         19.9. Assignment by Borrower. The Borrower shall not assign or transfer any of its rights or obligations under any of the Loan Documents without the prior written consent of each of the Banks.

                                20. NOTICES, ETC.

         Except as otherwise expressly provided in this Credit Agreement, all notices and other communications made or required to be given pursuant to this Credit Agreement or the Revolving Credit Notes or any Letter of Credit Applications shall be in writing and shall be delivered in hand, mailed by United States registered or certified first class mail, postage prepaid, sent by overnight courier, or sent by telegraph, telecopy, facsimile or telex and confirmed by delivery via courier or postal service, addressed as follows:

     (a) if to the Borrower, at 65 Grove Street, Watertown, MA 02472, Attention:
Daniel M. Kuzmak, Chief Financial Officer, or at such other address for notice as the Borrower shall last have furnished in writing to the Person giving the notice;

     (b) if to the Agent, at 100 Federal Street, Boston, Massachusetts 02110, USA, Attention: John C. Dunne, Director, or such other address for notice as the Agent shall last have furnished in writing to the Person giving the notice; and

     (c) if to any Bank, at such Bank's address set forth on Schedule 1 hereto, or such other address for notice as such Bank shall have last furnished in writing to the Person giving the notice.

         Any such notice or demand shall be deemed to have been duly given or made and to have become effective (i) if delivered by hand, overnight courier or facsimile to a responsible officer of the party to which it is directed, at the time of the receipt thereof by such officer or the sending of such facsimile and
(ii) if sent by registered or certified first-class mail, postage prepaid, on the third Business Day following the mailing thereof.

                               21. GOVERNING LAW.

         THIS CREDIT AGREEMENT AND, EXCEPT AS OTHERWISE SPECIFICALLY PROVIDED THEREIN, EACH OF THE OTHER LOAN DOCUMENTS ARE CONTRACTS UNDER THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS AND SHALL FOR ALL PURPOSES BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF SAID COMMONWEALTH OF MASSACHUSETTS (EXCLUDING THE LAWS APPLICABLE TO CONFLICTS OR CHOICE OF LAW). THE BORROWER AGREES THAT ANY SUIT FOR THE ENFORCEMENT OF THIS CREDIT AGREEMENT OR ANY OF THE

OTHER LOAN DOCUMENTS MAY BE BROUGHT IN THE COURTS OF THE COMMONWEALTH OF MASSACHUSETTS OR ANY FEDERAL COURT SITTING THEREIN AND CONSENTS TO THE NONEXCLUSIVE JURISDICTION OF SUCH COURT AND SERVICE OF PROCESS IN ANY SUCH SUIT BEING MADE UPON THE BORROWER BY MAIL AT THE ADDRESS SPECIFIED IN ss.20. THE BORROWER HEREBY WAIVES ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH SUIT OR ANY SUCH COURT OR THAT SUCH SUIT IS BROUGHT IN AN INCONVENIENT COURT.

                                  22. HEADINGS.

         The captions in this Credit Agreement are for convenience of reference only and shall not define or limit the provisions hereof.

                                23. COUNTERPARTS.

         This Credit Agreement and any amendment hereof may be executed in several counterparts and by each party on a separate counterpart, each of which when executed and delivered shall be an original, and all of which together shall constitute one instrument. In proving this Credit Agreement it shall not be necessary to produce or account for more than one such counterpart signed by the party against whom enforcement is sought.

                           24. ENTIRE AGREEMENT, ETC.

         The Loan Documents and any other documents executed in connection herewith or therewith express the entire understanding of the parties with respect to the transactions contemplated hereby. Neither this Credit Agreement nor any term hereof may be changed, waived, discharged or terminated, except as provided in ss.27.

                            25. WAIVER OF JURY TRIAL.

         Each of Borrower, the Agent and the Banks hereby waives its right to a jury trial with respect to any action or claim arising out of any dispute in connection with this Credit Agreement, the Revolving Credit Notes or any of the other Loan Documents, any rights or obligations hereunder or thereunder or the performance of such rights and obligations. Except as prohibited by law, the Borrower hereby waives any right it may have to claim or recover in any litigation referred to in the preceding sentence any special, exemplary, punitive or consequential damages or any damages other than, or in addition to, actual damages. The Borrower (a) certifies that no representative, agent or attorney of any Bank or the Agent has represented, expressly or otherwise, that such Bank or the Agent would not, in the event of litigation, seek to enforce the foregoing waivers and (b) acknowledges that the Agent and the Banks have been induced to enter into this Credit Agreement, and the other Loan Documents to which it is a party by, among other things, the waivers and certifications contained herein.

                     26. CONSENTS, AMENDMENTS, WAIVERS, ETC.

         Any consent or approval required or permitted by this Credit Agreement to be given by the Banks may be given, and any term of this Credit Agreement, the other Loan Documents or any other instrument related hereto or mentioned herein may be amended, and the performance or observance by the Borrower or any of its Subsidiaries of any terms of this Credit Agreement, the other Loan Documents or such other instrument or the continuance of any Default or Event of Default may be waived (either generally or in a particular instance and either retroactively or prospectively) with, but only with, the written consent of the Borrower and the written consent of the Majority Banks. Notwithstanding the foregoing, the rate of interest on the Revolving Credit Notes (other than interest accruing pursuant to ss.5.11 following the effective date of any waiver by the Majority Banks of the Default or Event of Default relating thereto) or the amount of the Commitment Fee or Letter of Credit Fees may not be decreased without the written consent of each Bank affected thereby; the amount of the Commitments may not be increased without the written consent of the Borrower and of each Bank affected thereby; the Revolving Credit Loan Maturity Date and the Interest Payment Dates may not be postponed without the written consent of each Bank affected thereby; this ss.26 and the definition of Majority Banks may not be amended, without the written consent of all of the Banks; and the amount of the Agent's Fee or any Letter of Credit Fees payable for the Agent's account and ss.15 may not be amended without the written consent of the Agent. No waiver shall extend to or affect any obligation not expressly waived or impair any right consequent thereon. No course of dealing or delay or omission on the part of the Agent or any Bank in exercising any right shall operate as a waiver thereof or otherwise be prejudicial thereto. No notice to or demand upon the Borrower shall entitle the Borrower to other or further notice or demand in similar or other circumstances.

                                   27. USURY.

         All agreements between the Borrower and the Agent and the Banks are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of acceleration of the maturity of the Revolving Credit Notes or otherwise, shall the amount paid or agreed to be paid to the Agent or any Bank for the use or the forbearance of the Indebtedness represented by any Revolving Credit Note exceed the maximum permissible under applicable law. In this regard, it is expressly agreed that it is the intent of the Borrower, the Agent and the Banks, in the execution, delivery and acceptance of the Revolving Credit Notes, to contract in strict compliance with the laws of the Commonwealth of Massachusetts. If, under any circumstances whatsoever, performance or fulfillment of any provision of any of the Revolving Credit Notes or any of the other Loan Documents at the time such provision is to be performed or fulfilled shall involve exceeding the limit of validity prescribed by applicable law, then the obligation so to be performed or fulfilled shall be reduced automatically to the limits of such validity, and if under any circumstances whatsoever the Agent or any Banks should ever receive as interest an amount which would exceed the highest lawful rate, such amount which would be excessive interest shall be applied to the reduction of the principal balance evidenced by the Revolving

Credit Notes and not to the payment of interest. The provisions of this ss.27 shall control every other provision of this Credit Agreement and each of the Revolving Credit Notes.

                                28. SEVERABILITY.

         The provisions of this Credit Agreement are severable and if any one clause or provision hereof shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall affect only such clause or provision, or part thereof, in such jurisdiction, and shall not in any manner affect such clause or provision in any other jurisdiction, or any other clause or provision of this Credit Agreement in any jurisdiction.

                          29. TRANSITIONAL ARRANGEMENTS

         29.1. Prior Credit Agreement. This Credit Agreement shall supersede the Prior Credit Agreement in its entirety, except as provided in this ss.29. On the Closing Date, the rights and obligations of the parties under the Prior Credit Agreement and the "Revolving Credit Notes" as defined therein shall be subsumed within and be governed by this Credit Agreement and the Revolving Credit Notes as defined herein; provided, however, that each of the "Revolving Credit Loans" (as such term is defined in the Prior Credit Agreement) outstanding under the Prior Credit Agreement on the Closing Date shall, for purposes of this Credit Agreement, be Revolving Credit Loans; and provided further that each "Letter of Credit" (as defined in the Prior Credit Agreement) outstanding under the Prior Credit Agreement on the Closing Date shall, for purposes of this Credit Agreement, be a Letter of Credit. Schedule 1 of the Prior Credit Agreement is deleted in its entirety and replaced with Schedule 1 attached hereto.

         29.2. Return and Cancellation of Note. Upon its receipt of its Revolving Credit Notes hereunder on the Closing Date, Fleet will promptly return to the Borrower, marked "Substituted," any note of the Borrower held by Fleet pursuant to the Prior Credit Agreement. Nothing herein shall be deemed to be an acknowledgment by Fleet that the obligations evidenced by such note have been paid.

         29.3. Interest and Fees Under Prior Credit Agreement. All interest and fees and expenses, if any, owing or accruing under or in respect of the Prior Credit Agreement through the Closing Date shall be calculated as of the Closing Date (pro rated in the case of any fractional periods), and shall be paid on the Closing Date. Commencing on the Closing Date, the commitment fees shall be payable by the Borrower to the Agent for the account of the Banks in accordance with ss.2.2.

         29.4. Addition of New Banks. Fleet, the Agent and the Borrower consent to the addition of each of Bank of America, N.A., Mellon Bank, N.A. and The Chase Manhattan Bank (collectively, the "New Banks") as a Bank hereunder such that, after giving effect thereto and as of the Closing Date, each New Bank shall be a party to this Credit Agreement and shall have the rights and obligations of a Bank hereunder. Each New Bank (a) represents and warrants that
(i) it is duly and legally authorized to enter into this Credit Agreement, (ii) the execution, delivery and performance of this Credit Agreement do not conflict with any provision of law or of the charter or by-laws of such New Bank, or of any agreement binding on such New Bank, (iii) all acts, conditions and things required to be done and performed and to have occurred prior to the execution, delivery and performance of this Credit Agreement, and to render the same the legal, valid and binding obligation of such New Bank, enforceable against it in accordance with its terms, have been done and performed and have occurred in due and strict compliance with all applicable laws; (b) confirms that it has received a copy of this Credit Agreement, together with copies of the most recent financial statements delivered pursuant to ss.ss.7.4 and 8.4 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Credit Agreement; (c) agrees that it will, independently and without reliance upon the Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Credit Agreement; (d) appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Credit Agreement and the other Loan Documents as are delegated to the Agent by the terms of this Credit Agreement and such other Loan Documents, respectively, together with such powers as are reasonably incidental thereto; and (e) agrees that it will perform in accordance with their terms all the obligations which by the terms of this Credit Agreement are required to be performed by it as a Bank.

         29.5. Revolving Credit Loans. As of the Closing Date, each Bank shall make such dispositions and arrangements with each other Bank with respect to the then outstanding Revolving Credit Loans as shall result in the amount of Revolving Credit Loans owed to each Bank being equal to the product of such Bank's Commitment Percentage multiplied by the aggregate Revolving Credit Loans outstanding on the Closing Date. As of the Closing Date, the Commitment Percentage of each Bank shall be as set forth in Schedule 1.

         29.6. Existing Letter of Credit Instruments. As of the Closing Date, each Bank shall make such dispositions and arrangements with each other Bank with respect to the Letter of Credit Participations of the Banks in each Letter of Credit then outstanding as shall result in the Letter of Credit Participations held by each Bank in each such Letter of Credit being equal to the product of such Bank's Commitment Percentage multiplied by the aggregate Letter of Credit Participations in such Letter of Credit on the Closing Date.

         IN WITNESS WHEREOF, the undersigned have duly executed this Credit Agreement as a sealed instrument as of the date first set forth above.

                    IONICS, INCORPORATED

                    By: /s/Daniel M. Kuzmak
                        ----------------------------------------
                           Daniel M. Kuzmak
                           Vice President and Chief
                           Financial Officer


                    FLEET NATIONAL BANK, individually and as Agent

                    By: /s/ John C. Dunne
                        ---------------------------------------------
                           John C. Dunne, Senior Vice President


                    BANK OF AMERICA, N.A.

                    By: /s/ Jennifer L. Gerdes
                        -------------------------------------------
                           Jennifer L. Gerdes
                           Vice President, Commercial
                           Banking


                    THE CHASE MANHATTAN BANK

                    By: /s/A. Neil Sweeny
                        -------------------------------------------
                           A. Neil Sweeny, Vice President


                    MELLON BANK, N.A.

                    By: /s/D. Eliot Klein
                        -----------------------------------------------
                           D. Eliot Klein, Vice President

                                   SCHEDULE 1
                   Bank Commitments and Commitment Percentages


--------------------------- -------------------- ----------------------
Domestic and LIBOR          Revolving Credit     Revolving Credit
Lending Office              Commitment           Commitment Percentage
--------------------------- -------------------- ----------------------
--------------------------- -------------------- ----------------------
Fleet National Bank         $45,000,000          50.00000%
100 Federal Street
Boston, MA 02110
Attn:  John C. Dunne
Senior Vice President
--------------------------- -------------------- ----------------------
--------------------------- -------------------- ----------------------
Bank of America, N.A.       $15,000,000          16.66666%
231 South LaSalle
Ill 1231-06-46
Chicago, IL 60697
Attn: Helen Perry
--------------------------- -------------------- ----------------------
--------------------------- -------------------- ----------------------
The Chase Manhattan Bank    $15,000,000          16.66667%
999 Broad Street
Bridgeport, CT 06604
Attn: Neil Sweeny
Vice President
--------------------------- -------------------- ----------------------
--------------------------- -------------------- ----------------------
Mellon Bank, N.A.           $15,000,000          16.66667%
One Boston Place
AIM 024 0061
Sixth Floor
Boston. MA 02108
Attn: Eliot Klein
Vice President
------------------------------------------------ --------------------
------------------------------------------------ --------------------
TOTAL                       $90,000,000          100.00000%
------------------------------------------------ --------------------

                                    EXHIBIT A


              [EIGHTH AMENDED AND RESTATED]* REVOLVING CREDIT NOTE
              ----------------------------------------------------

$___________                                                   ________ __, 20__


         FOR VALUE RECEIVED, the undersigned IONICS, INCORPORATED (the "Borrower"), hereby promises to pay to the order of ________________, a _________________ (the "Bank") at the Agent's head office at
______________________.

                  (a) prior to or on December 31, 2004, the principal amount of _________________ Dollars ($________________) or, if less, the aggregate unpaid principal amount of the Revolving Credit Loans advanced by the Bank to the Borrower pursuant to the Third Amended and Restated Revolving Credit Agreement, dated as of June 29, 2001 (as amended and in effect from time to time, the "Credit Agreement"), among the Borrower, the Bank and the other parties thereto;

               (b) the principal outstanding hereunder from time to time at the times provided in the Credit Agreement; and

                  (c) interest on the principal balance hereof from time to time outstanding from the Closing Date under the Credit Agreement through and including the maturity date hereof at the times and at the rate provided in the Credit Agreement.

         [This Note is an amendment and restatement in its entirety of the Seventh Amended and Restated Revolving Credit Note issued by the Borrower to the Bank in the original principal amount of $80,000,000, dated March 1, 2001 (the "Amended Note"). The Note is issued in substitution for, and not in payment of, the Amended Note.]*

         This Note evidences borrowings under and has been issued by the Borrower in accordance with the terms of the Credit Agreement. The Bank and any holder hereof is entitled to the benefits of the Credit Agreement and the other Loan Documents, and may enforce the agreements of the Borrower contained therein, and any holder hereof may exercise the respective remedies provided for thereby or otherwise available in respect thereof, all in accordance with the respective terms thereof. All capitalized terms used in this Note and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.

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

         THIS NOTE AND THE OBLIGATIONS OF THE BORROWER HEREUNDER SHALL FOR ALL PURPOSES BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE COMMONWEALTH OF MASSACHUSETTS (EXCLUDING THE LAWS APPLICABLE TO CONFLICTS OR CHOICE OF LAW). THE BORROWER AGREES THAT ANY SUIT FOR THE ENFORCEMENT OF THIS NOTE MAY BE BROUGHT IN THE COURTS OF THE COMMONWEALTH OF MASSACHUSETTS OR ANY FEDERAL COURT SITTING THEREIN AND THE CONSENT TO THE NONEXCLUSIVE JURISDICTION OF SUCH COURT AND THE SERVICE OF PROCESS IN ANY SUCH SUIT BEING MADE UPON THE BORROWER BY MAIL AT THE ADDRESS SPECIFIED IN ss.* OF THE CREDIT AGREEMENT. THE BORROWER HEREBY WAIVES ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE

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

[Corporate Seal]

                  IONICS, INCORPORATED



                  By: _______________________________________________



------------------- -------------------- ------------------------ -------------------- --------------------

                                                Amount of             Balance of
                          Amount             Principal Paid            Principal            Notation
       Date               of Loan              or Prepaid               Unpaid              Made By:
------------------- -------------------- ------------------------ -------------------- --------------------

------------------- -------------------- ------------------------ -------------------- --------------------
------------------- -------------------- ------------------------ -------------------- --------------------

------------------- -------------------- ------------------------ -------------------- --------------------
------------------- -------------------- ------------------------ -------------------- --------------------

                                    EXHIBIT B

                              Form of Loan Request

                                  [insert date]
Fleet National Bank, as Agent
100 Federal Street
Boston, Massachusetts  02110

         Re:      Loan Request

Ladies and Gentlemen:

         Reference is hereby made to that certain Third Amended and Restated Revolving Credit Agreement, dated as of June 29, 2001 (as the same may be amended and in effect from time to time, the "Credit Agreement"), among Ionics, Incorporated (the "Borrower"), the lending institutions which are or may become parties thereto from time to time (collectively, the "Banks"), and Fleet National., as agent (the "Agent") for the Banks. Capitalized terms which are used herein without definition and which are defined in the Credit Agreement shall have the same meanings herein as in the Credit Agreement.

         Pursuant to ss.2.6 of the Credit Agreement, we hereby request that a Revolving Credit Loan consisting of [a Prime Rate Loan in the principal amount of $__________, or a LIBOR Rate Loan or a Swing Line Loan consisting of a Prime Rate Laon in the principal amount of $__________ with an Interest Period of _________] be made on __________ __, __. We understand that this request is irrevocable and binding on us and obligates us to accept the requested Revolving Credit Loan on such date.

         We hereby certify (a) that the aggregate outstanding principal amount of the Revolving Credit Loans on today's date is $_______, (b) that we will use the proceeds of the requested Revolving Credit Loan in accordance with the provisions of the Credit Agreement, (c) that each of the representations and warranties contained in the Credit Agreement or in any document or instrument delivered pursuant to or in connection therewith was true as of the date as of which it was made and is true at and as of the date hereof (except to the extent of changes resulting from transactions contemplated or permitted by the Credit Agreement and changes occurring in the ordinary course of business that singly or in the aggregate do not have a material adverse effect, and to the extent that such representations and warranties related expressly to an earlier date) and (d) that no Default or Event of Default has occurred and is continuing.

                                     Very truly yours,

                                     IONICS, INCORPORATED


                                     By:
                                          -------------------------------------
                                     Title:

                                    EXHIBIT C


                                     FORM OF
                             COMPLIANCE CERTIFICATE

                                  _______, 20__

Fleet National Bank, as Agent
  for the Banks
100 Federal Street
Boston, Massachusetts 02110, USA
Attention:  John C. Dunne, Director

Ladies and Gentlemen:

        Reference is hereby made to that certain Third Amended and Restated Revolving Credit Agreement, dated as of June 29, 2001 (as amended and in effect from time to time, the "Credit Agreement"), by and among IONICS, INCORPORATED (the "Borrower"), FLEET NATIONAL BANK and the other lending institutions listed on Schedule 1 thereto (collectively, the "Banks"), and FLEET NATIONAL BANK as agent for the Banks (in such capacity, the "Agent"). Capitalized terms which are used herein and not otherwise defined shall have the same meanings assigned to such terms in the Credit Agreement.

        Pursuant to ss.8.4(c) of the Credit Agreement, the principal financial or accounting officer of the Borrower hereby certifies to you as follows: (a) the information furnished in the calculations attached hereto was true and correct as of the last day of the fiscal [quarter/year] ended ______________, 20__; (b) as of the date of this certificate, there exists no Default or Event of Default , or if there is a Default or an Event of Default, such Default or Event of Default is listed on an Exhibit attached hereto; and (c) the financial statements delivered herewith were prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior periods except as disclosed therein.

        IN WITNESS WHEREOF, the undersigned officer has duly executed this Compliance Certificate as of the date first written above.

                                     IONICS, INCORPORATED


                                     By:____________________________________
                                     Name:
                                     Title:




                        Compliance Certificate Worksheet

                              IONICS, INCORPORATED

                        As of __________________________


1.       Leverage Ratio (ss.10.1)
(a)      Total Funded Indebtedness as of the fiscal quarter then ended
         (i)      Indebtedness for borrowed money    (including all              $__________
         Subordinated Debt)
         (ii)     purchase money Indebtedness                                    $__________
         (iii)    Indebtedness in respect of Capitalized Leases and              $__________
                  Synthetic Leases
         (iv)     Indebtedness in respect of Letters of Credit                   $__________
         (v)      Indebtedness in respect of other letters of credit             $__________
         (vi)     Total Funded Indebtedness (sum of Items 1(a)(i)                $__________
                  through 1(a)(v))
(b)      EBITDA for the prior twelve (12) calendar months ending as of the last day of the fiscal quarter then ended
         (i)      Consolidated Net Income (or Deficit)                           $__________
         (ii)     depreciation                                                   $__________
         (iii)    amortization                                                   $__________

         (iv)     income tax expense                                             $__________

         (v)      Consolidated Total Interest Expense                            $__________

         (vi)     other non-cash charges                                         $__________

         (vii)    non-cash gains                                                 $__________


         (viii)   Consolidated EBITDA (Item 1(b)(i) plus the sum of              $__________
                                                    ----
                  Items 1(b)(ii) through 1(b)(vi)) minus Item
                  1(b)(vii)
(c)      Ratio of Item 1(a)(vi) to Item 1(b)(viii)                               ____     :1.00
(d)      Compliance
                                                                                  yes/no
2.       Minimum EBITDA (ss.10.2)

(a)      For Q2 2001, see Items 1(b)(i)-(viii) but calculated for the            $__________
         6 calendar month period ending 6/30/01

(b)      For Q3 2001, see Items 1(b)(i)-(viii) but calculated for the
         9 calendar month period ending 9/30/01                                  $__________

(c)      For Q4 2001 and each fiscal quarter thereafter, see Item
         1(b)(viii)
                                                                                 $----------
(d)      Compliance

                                                                                  yes/no
3.       Consolidated Net Worth (ss.10.3)
(a)      Consolidated Net Worth as of fiscal quarter then ended
         (i)      Consolidated Total Assets                                      $__________
         (ii)     Consolidated Total Liabilities                                 $__________
         (iii)    subscriptions receivable                                       $__________
         (iv)     Consolidated Net Worth:  Item 3(a)(i) minus Items              $__________
                                                        -----
                  3(a)(ii) minus Item 3(a)(iii)
                           -----
(b)      Minimum Required Consolidated Net Worth
         (i)      $300,000,000                                                   $__________

         (ii)     (positive) Consolidated Net Income (beginning with             $__________
                  FY 2000)

         (iii)    Item 3(b)(ii) x 50%                                            $__________

         (iv)     Net Cash Proceeds (100%)                                       $__________


         (v)      Item 3(b)(i) plus Item (3)(b)(iii) plus Item                   $__________
                               ----                  ----
                  (3)(b)(iv)


(c)      Compliance (Item 3(a)(iv) greater than or equal to Item
         3(b)(v))                                                                  yes/no
4.       Capital Expenditures (ss.10.4) for fiscal year 200
         --------------------                              -----

 (a)      Capital Expenditures                                                    $__________

 (b)      Maximum Capital Expenditures                                            $40,000,000

 (c)      Compliance
                                                                                   yes/no

                                    EXHIBIT D

                         FORM OF INFORMATION CERTIFICATE

         The undersigned, the _______________ of IONICS, INCORPORATED/ [DOMESTIC SUBSIDIARY], a Massachusetts/ __________ corporation (the "Company"), hereby certifies, with reference to a certain Third Amended and Restated Revolving Credit Agreement, dated as of June 29, 2001 (terms defined in such Credit Agreement having the same meanings herein as specified therein), among the [Company/Ionics, Incorporated], FLEET NATIONAL BANK, as agent (the "Agent") for itself and other lending institutions party to the Credit Agreement (the "Banks") and the Banks, to the Agent as follows:

         1.  Names.

               (a) The exact corporate name of the Company as that name appears on its [Articles of Organization/Certificate of Incorporation] is as follows:

               (b) The following is a list of all other names  (including trade names or similar appellations) used by the Company, or any other business or organization to which the Company became the successor by merger, consolidation, acquisition, change in form, nature or jurisdiction of organization or otherwise, now or at any time during the past five years:

         2.  Other Identifying Factors.

               (a) The following is the type of organization of the Company:


               (b)  The   following  is  the   jurisdiction   of  the  Company's
          organization


               (c) The following is the information required above in this ss.2 for any other business or organization to which the Company became the successor by merger, consolidation, acquisition, change in form, nature or jurisdiction of organization or otherwise, now or at any time during the past five years:



         3.  Chief Executive Office.

               (a) The chief executive office of the Company is located at the following address:


              Address                   County                           State

         (b) The principal mailing address of the Company is the following address, if different from the chief executive office address:

          Mailing Address               County                           State



         4.  Other Current Locations.

         (a) The following are all other locations in the United States of America in which the Company maintains any books or records or carries on its business or at which any of its significant assets are located:
@@
              Address                   County                           State



         5.  Prior Locations.

         (a) Set forth below is the information required by ss.3 and by subparagraph (a) of ss.4 with respect to each location or place of business previously maintained by the Company at any time during the past five years in a state in which the Company has previously maintained a location or place of business at any time during the past four months:
@@
              Address                   County                          State


IN WITNESS WHEREOF, we have hereunto signed this Certificate on ________ __, 20__.


                      IONICS, INCORPORATED
                      /DOMESTICSUBSIDIARY
                      By: _______________________________________________
                      Name:
                      Title:

                                    EXHIBIT E


                            ASSIGNMENT AND ACCEPTANCE

                          Dated as of __________, 20__

         Reference is made to the Third Amended and Restated Revolving Credit Agreement, dated as of June 29, 2001 (as from time to time amended and in effect, the "Credit Agreement"), by and among IONICS, INCORPORATED, a Massachusetts corporation (the "Borrower"), the lending institutions referred to therein as Banks (collectively, the "Banks"), and FLEET NATIONAL BANK, a national banking association, as agent (in such capacity, the "Agent") for the Banks. Capitalized terms used herein and not otherwise defined shall have the meanings assigned to such terms in the Credit Agreement.

         ________________ (the "Assignor") and __________________ (the
"Assignee") hereby agree as follows:

         6. Assignment. Subject to the terms and conditions of this Assignment and Acceptance, the Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes without recourse to the Assignor, a $__________ interest in and to the rights, benefits, indemnities and obligations of the Assignor under the Credit Agreement equal to _____.00% in respect of the Total Commitment immediately prior to the Effective Date (as hereinafter defined).

         7. Assignor's Representations. The Assignor (i) represents and warrants that (A) it is legally authorized to enter into this Assignment and Acceptance,
(B) as of the date hereof, its Commitment is $__________, its Commitment Percentage is _____.00%, the aggregate outstanding principal balance of its Revolving Credit Loans equals $__________, and the aggregate amount of its Letter of Credit Participations equals $__________ (in each case after giving effect to the assignment contemplated hereby but without giving effect to any contemplated assignments which have not yet become effective), and (C) immediately after giving effect to all assignments which have not yet become effective, the Assignor's Commitment Percentage will be sufficient to give effect to this Assignment and Acceptance, (ii) makes no representation or warranty, express or implied, and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or any of the other Loan Documents or the execution, ___ legality, ___ validity, enforceability, genuineness, sufficiency or value of the Credit Agreement, the other Loan Documents or any other instrument or document furnished pursuant thereto or the attachment, perfection or priority of any security interest or mortgage, other than that it is the legal and beneficial owner of the interest being assigned by it hereunder free and clear of any claim or encumbrance; (iii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or any of its Subsidiaries or any other Person primarily or secondarily liable in respect of any of the Obligations, or the performance or observance by the Borrower or any of its Subsidiaries or any other Person primarily or secondarily liable in respect of any of the Obligations of any of its obligations under the Credit Agreement or any of the other Loan Documents or any other instrument or document delivered or executed pursuant thereto; and (iv) attaches hereto the Revolving Credit Note delivered to it under the Credit Agreement.

         The Assignor requests that the Borrower exchange the Assignor's Revolving Credit Note for new Revolving Credit Notes payable to the Assignor and the Assignee as follows:
@@

Notes Payable to                      Amount of Revolving
  the Order of:                            Credit Note

Assignor                              $__________
Assignee                              $__________
@@

         8. Assignee's Representations. The Assignee (i) represents and warrants that (A) it is duly and legally authorized to enter into this Assignment and Acceptance, (B) the execution, delivery and performance of this Assignment and Acceptance do not conflict with any provision of law or of the charter or by-laws of the Assignee, or of any agreement binding on the Assignee, (C) all acts, conditions and things required to be done and performed and to have occurred prior to the execution, delivery and performance of this Assignment and Acceptance, and to render the same the legal, valid and binding obligation of the Assignee, enforceable against it in accordance with its terms, have been done and performed and have occurred in due and strict compliance with all applicable laws; (ii) confirms that it has received a copy of the Credit Agreement, together with copies of the most recent financial statements delivered pursuant to ss.8.4 thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (iii) agrees that it will, independently and without reliance upon the Assignor, the Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (iv) represents and warrants that it is an Eligible Assignee; (v) appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under the Credit Agreement and the other Loan Documents as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto; (vi) agrees that it will perform in accordance with their terms all the obligations which by the terms of the Credit Agreement are required to be performed by it as a Bank; and (vii) acknowledges that it has made arrangements with the Assignor satisfactory to the Assignee with respect to its pro rata share of Letter of Credit Fees in respect of outstanding Letters of Credit.

9. Effective Date. The effective date for this Assignment and Acceptance shall be ______________________________ (the "Effective Date"). Following the
     execution of this Assignment and Acceptance[ and the consent of the Borrower hereto having been obtained], each party hereto shall deliver its duly executed counterpart hereof to the Agent for acceptance by the Agent and recording in the Register by the Agent. Schedule 1 to the Credit Agreement shall thereupon be replaced as of the Effective Date by the Schedule 1 annexed hereto.

         10. Rights Under Credit Agreement. Upon such acceptance and recording, from and after the Effective Date, (i) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment and Acceptance, have the rights and obligations of a Bank thereunder, and (ii) the Assignor shall, with respect to that portion of its interest under the Credit Agreement assigned hereunder, relinquish its rights and be released from its obligations under the Credit Agreement; provided, however, that the Assignor shall retain its rights to be indemnified pursuant to ss.16 of the Credit Agreement with respect to any claims or actions arising prior to the Effective Date.

         11. Payments. Upon such acceptance of this Assignment and Acceptance by the Agent and such recording, from and after the Effective Date, the Agent shall make all payments in respect of the rights and interests assigned hereby (including payments of principal, interest, fees and other amounts) to the Assignee. The Assignor and the Assignee shall make any appropriate adjustments in payments for periods prior to the Effective Date by the Agent or with respect to the making of this assignment directly between themselves.

         12. Governing Law. THIS ASSIGNMENT AND ACCEPTANCE IS INTENDED TO TAKE EFFECT AS A SEALED INSTRUMENT TO BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS (WITHOUT REFERENCE TO CONFLICT OF LAWS).

         13. Counterparts. This Assignment and Acceptance may be executed in any number of counterparts which shall together constitute but one and the same agreement.

         IN WITNESS WHEREOF, intending to be legally bound, each of the undersigned has caused this Assignment and Acceptance to be executed on its behalf by its officer thereunto duly authorized, as of the date first above written.

                  [ASSIGNOR]



                  By:________________________________________________
                         Title:

                  [ASSIGNEE]



                  By:________________________________________________
                        Title:
CONSENTED TO:

FLEET NATIONAL BANK, as Agent



By:________________________________________
      Title:

[IONICS, INCORPORATED.]



By:________________________________________
      Title:

                                    EXHIBIT F

                                  INTERCOMPANY
                             SUBORDINATION AGREEMENT


         INTERCOMPANY SUBORDINATION AGREEMENT, dated as of ______ __, 20__, by and among IONICS, INCORPORATED, a Massachusetts corporation (the "Borrower"), and ________________, a company organized under the laws of the ________________ and such other Persons which may become parties hereto by executing a joinder agreement in form and substance reasonably satisfactory to the Agent (each, a "Company" and collectively, the "Companies"), and FLEET NATIONAL BANK, as agent (hereinafter, in such capacity, the "Agent") for itself and other lending institutions (hereinafter, collectively, the "Banks") which are or may become parties to the Third Amended and Restated Revolving Credit Agreement, dated as of June 29, 2001 (as amended and in effect from time to time, the "Credit Agreement"), by and among the Borrower, the Agent and the Banks.

         WHEREAS, pursuant to the Credit Agreement the Banks have agreed, upon the terms and subject to the conditions contained therein, to make loans and otherwise to extend credit to the Borrower;

         WHEREAS, the Borrower is the direct owner of all of the capital stock of Ionics U.K.;

     WHEREAS, the financial success of each Company is dependent in whole or in part on the financial success of the Borrower;

         WHEREAS, each Company expects to receive substantial direct and indirect benefits as a result of the loans and extensions of credit made to the Borrower pursuant to the Credit Agreement;

         WHEREAS, it is a condition precedent to the Banks' making of the loans and otherwise extending credit to the Borrower pursuant to the Credit Agreement that each Company enter into this Agreement with the Agent; and

         WHEREAS, in order to induce the Banks to make loans and otherwise extend credit to the Borrower pursuant to the Credit Agreement, each Company has agreed to enter into this Agreement with the Agent;

         NOW, THEREFORE, in consideration of the foregoing, the mutual agreements herein contained and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

         1. Definitions. Terms not otherwise defined herein have the same respective meanings given to them in the Credit Agreement. In addition, the following terms shall have the following meanings:

         Senior Debt. All principal, interest, fees, costs, enforcement expenses (including reasonable legal fees and disbursements), collateral protection expenses and other reimbursement or indemnity obligations created or evidenced by the Credit Agreement or any of the other Loan Documents and any other Obligations. Senior Debt shall expressly include any and all interest at the rate determined in the Credit Agreement accruing or out of pocket costs or expenses incurred after the date of any filing by or against the Borrower of any petition under the Federal Bankruptcy Code or any other bankruptcy, insolvency or reorganization act regardless of whether the Agent's or any Bank's claim therefor is allowed or allowable in the case or proceeding relating thereto.

         Subordinated Debt. All Indebtedness of any Company (a "Debtor Company") to any other Company or to any subsidiary of such other Company (a "Subordinated Company"), direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, and interest and premium, if any, thereon and other amounts payable in respect thereof, including without limitation, that which is evidenced by an intercompany note in form and substance satisfactory to the Agent (the "Intercompany Note(s)"); provided however that debt of any foreign Subsidiary of the Borrower, which is owed to the Borrower or any domestic Subsidiary, shall be excluded from the definition of Subordinated Debt.

         Subordinated Documents. Collectively, the Intercompany Notes, if any, and any and all other documents or instruments evidencing or further guarantying or securing directly or indirectly any of the Subordinated Debt, whether now existing or hereafter created.

         2. General. The Subordinated Debt and any and all Subordinated Documents shall be and hereby are subordinated and the payment thereof is deferred until the full and final payment in cash of the Senior Debt, whether now or hereafter incurred or owed by a Debtor Company. Notwithstanding the immediately preceding sentence, each Debtor Company shall be permitted to pay, and each Subordinated Company shall be permitted to receive, any payments of interest or principal on the Subordinated Debt, provided that at the time of such payment, or after giving effect thereto, no Default or Event of Default has occurred and is continuing under the Credit Agreement or would occur after giving effect thereto, and provided further that even if a Default or an Event of Default has occurred and is continuing or would occur after giving effect thereto, each Debtor Company shall be permitted to pay to the Borrower, and the Borrower shall be permitted to receive from such Debtor Company, any payments of interest or principal on the Subordinated Debt owing to the Borrower.

         3. Enforcement. No Subordinated Company will take or omit to take any action or assert any claim with respect to the Subordinated Debt or otherwise which is inconsistent with the provisions of this Agreement. Without limiting the foregoing, no Subordinated Company will assert, collect or enforce the Subordinated Debt or any part thereof or take any action to foreclose or realize upon the Subordinated Debt or any part thereof or enforce any of the Subordinated Documents except (a) in each such case as necessary, so long as no Default or Event of Default has occurred and is then continuing under the Credit Agreement or would occur after giving effect thereto, to collect any sums expressly permitted to be paid by a Debtor Company pursuant to ss.2, or (b) to the extent (but only to such extent) that the commencement of a legal action may be required to toll the running of any applicable statute of limitation. Until the Senior Debt has been finally paid in full in cash, no Subordinated Company shall exercise any right of subrogation, reimbursement, restitution, contribution or indemnity whatsoever from any assets of any Debtor Company, or any guarantor of or provider of collateral security for the Senior Debt. Each Subordinated Company further waives any and all rights with respect to marshalling.

         4. Payments Held in Trust. Each Subordinated Company will hold in trust and immediately pay over to the Agent for the account of the Banks and the Agent, in the same form of payment received, with appropriate endorsements, for application to the Senior Debt any cash amount that any Debtor Company pays to the Subordinated Company with respect to the Subordinated Debt, or as collateral for the Senior Debt any other assets of any Debtor Company that the Subordinated Company may receive with respect to the Subordinated Debt, in each case except with respect to payments expressly permitted pursuant to ss.2.

         5. Defense to Enforcement. If any Subordinated Company, in contravention of the terms of this Agreement, shall commence, prosecute or participate in any suit, action or proceeding against any Debtor Company, then such Debtor Company may interpose as a defense or plea the making of this Agreement, and the Agent or any Bank may intervene and interpose such defense or plea in its name or in the name of such Debtor Company. If any Subordinated Company, in contravention of the terms of this Agreement, shall attempt to collect any of the Subordinated Debt or enforce any of the Subordinated Documents, then the Agent, any Bank or such Debtor Company may, by virtue of this Agreement, restrain the enforcement thereof in the name of the Agent or such Bank or in the name of such Debtor Company. If the Subordinated Company, in contravention of the terms of this Agreement, obtains any cash or other assets of any Debtor Company as a result of any administrative, legal or equitable actions, or otherwise, the Subordinated Company agrees forthwith to pay, deliver and assign to the Agent, for the account of the Banks and the Agent, with appropriate endorsements, any such cash for application to the Senior Debt and any such other assets as collateral for the Senior Debt.

         6.  Bankruptcy, etc.

                  6.1. Payments relating to Subordinated Debt. At any meeting of creditors of any Debtor Company or in the event of any case or proceeding, voluntary or involuntary, for the distribution, division or application of all or part of the assets of any Debtor Company or the proceeds thereof, whether such case or proceeding be for the liquidation, dissolution or winding up of any Debtor Company or its business, a receivership, insolvency or bankruptcy case or proceeding, an assignment for the benefit of creditors or a proceeding by or against any Debtor Company for relief under the federal Bankruptcy Code or any other bankruptcy, reorganization or insolvency law or any other law relating to the relief of debtors, readjustment of indebtedness, reorganization, arrangement, composition or extension or marshalling of assets or otherwise, the Agent is hereby irrevocably authorized at any such meeting or in any such proceeding to receive or collect for the benefit of the Banks and the Agent any cash or other assets of any Debtor Company distributed, divided or applied by way of dividend or payment, or any securities issued on account of any Subordinated Debt, and apply such cash to or to hold such other assets or securities as collateral for the Senior Debt, and to apply to the Senior Debt any cash proceeds of any realization upon such other assets or securities that the Agent in its discretion elects to effect, until all of the Senior Debt shall have been paid in full in cash, rendering to the applicable Subordinated Company any surplus to which such Subordinated Company is then entitled.

                  6.2. Subordinated Debt Voting Rights. At any such meeting of creditors or in the event of any such case or proceeding, each Subordinated Company shall retain the right to vote and otherwise act with respect to the Subordinated Debt (including, without limitation, the right to vote to accept or reject any plan of partial or complete liquidation, reorganization, arrangement, composition or extension), provided that no Subordinated Company shall vote with respect to any such plan or take any other action in any way so as to contest (i) the validity of any Senior Debt or any collateral therefor or guaranties thereof, (ii) the relative rights and duties of any holders of any Senior Debt established in any instruments or agreements creating or evidencing any of the Senior Debt with respect to any of such collateral or guaranties or (iii) such Subordinated Company's obligations and agreements set forth in this Agreement.

         7. Security. Each Subordinated Company hereby acknowledges and agrees that the Subordinated Debt is unsecured.

                  7.1. Further Assurances. Each Subordinated Company hereby agrees, upon request of the Agent at any time and from time to time, to execute such other documents or instruments as may be reasonably requested by the Agent further to evidence of public record or otherwise the senior priority of the Senior Debt as contemplated hereby.

                  7.2. Books and Records. Each Subordinated Company further agrees to maintain on its books and records such notations as the Agent may reasonably request to reflect the subordination contemplated hereby and to perfect or preserve the rights of the Agent hereunder. A copy of this Agreement may be filed as a financing statement in any Uniform Commercial Code recording office.

         8. Banks' Freedom of Dealing. Each Subordinated Company agrees, with respect to the Senior Debt and any and all collateral therefor or guaranties thereof, that any Debtor Company and the Banks may agree to increase the amount of the Senior Debt or otherwise modify the terms of any of the Senior Debt, and the Banks may grant extensions of the time of payment or performance to and make compromises, including releases of collateral or guaranties, and settlements with any Debtor Company or other persons, in each case without the consent of any Subordinated Company, or a Debtor Company and without affecting the agreements of the Subordinated Company, or a Debtor Company contained in this Agreement; provided, however, that nothing contained in this ss.8 shall constitute a waiver of a Debtor Company itself to agree or consent to a settlement or compromise of a claim which the Agent or any Bank may have against such Debtor Company, as applicable.

         9. Modification or Sale of the Subordinated Debt. No Subordinated Company will at any time while this Agreement is in effect, modify any of the terms of any of the Subordinated Debt or any of the Subordinated Documents unless such modification would diminish and of the rights and remedies of the Agent hereunder; nor will any Subordinated Company sell, transfer, pledge, assign, hypothecate or otherwise dispose of any or all of the Subordinated Debt to any person other than a person who agrees in a writing, satisfactory in form and substance to the Agent, to become a party hereto and to succeed to the rights and to bound by all of the obligations of such Subordinated Company hereunder. In the case of any such disposition by any Subordinated Company, such Subordinated Company will notify the Agent at least ten (10) days prior to the date of any of such intended disposition.

         10. Obligations Absolute. Nothing contained in this Agreement shall impair, as between either a Debtor Company and any Subordinated Company, the obligation of a Debtor Company to pay to the Subordinated Company all amounts payable in respect of the Subordinated Debt as and when the same shall become due and payable in accordance with the terms thereof, or prevent such Subordinated Company (except as expressly otherwise provided in ss.3 or ss.6) from exercising all rights, powers and remedies otherwise permitted by Subordinated Documents and by applicable law upon a default in the payment of the Subordinated Debt or under any Subordinated Document, all, however, subject to the rights of the Agent and the Banks as set forth in this Agreement.

         11. Termination of Subordination. This Agreement shall continue in full force and effect, and the obligations and agreements of the Subordinated Companies, and the Debtor Companies hereunder shall continue to be fully operative, until all of the Senior Debt shall have been paid and satisfied in full in cash and such full payment and satisfaction shall be final and not avoidable. To the extent that a Debtor Company or any guarantor of or provider of collateral for the Senior Debt makes any payment on the Senior Debt that is subsequently invalidated, declared to be fraudulent or preferential or set aside or is required to be repaid to a trustee, receiver or any other party under any bankruptcy, insolvency or reorganization act, state or federal law, common law or equitable cause (such payment being hereinafter referred to as a "Voided Payment"), then to the extent of such Voided Payment, that portion of the Senior

Debt that had been previously satisfied by such Voided Payment shall be revived and continue in full force and effect as if such Voided Payment had never been made. In the event that a Voided Payment is recovered from the Agent or any Bank, an Event of Default shall be deemed to have existed and to be continuing under the Credit Agreement from the date of the Agent's or such Bank's initial receipt of such Voided Payment until the full amount of such Voided Payment is restored to the Agent or such Bank. During any continuance of any such Event of Default, this Agreement shall be in full force and effect with respect to the Subordinated Debt. To the extent that a Subordinated Company has received any payments with respect to the Subordinated Debt subsequent to the date of the Agent's or any Bank's initial receipt of such Voided Payment and such payments have not been invalidated, declared to be fraudulent or preferential or set aside or are required to be repaid to a trustee, receiver, or any other party under any bankruptcy act, state or federal law, common law or equitable cause, such Subordinated Company shall be obligated and hereby agrees that any such payment so made or received shall be deemed to have been received in trust for the benefit of the Agent or Bank, and such Subordinated Company hereby agrees to pay to the Agent for the benefit of the Agent or (as the case may be) such Bank, upon demand, the full amount so received by such Subordinated Company during such period of time to the extent necessary fully to restore to the Agent or such Bank the amount of such Voided Payment. Upon the payment and satisfaction in full in cash of all of the Senior Debt, which payment shall be final and not avoidable, this Agreement will automatically terminate without any additional action by any party hereto.

         13. Notices. All notices and other communications called for hereunder shall be made in writing and, unless otherwise specifically provided herein, shall be deemed to have been duly made or given when delivered by hand or mailed first class, postage prepaid, or, in the case of telegraphic or telexed notice, when transmitted, answer back received, addressed as follows: if to a Subordinated Company or a Debtor Company, at c/o the Borrower, at the address for notices to the Borrower set forth in ss.21 of the Credit Agreement, and if to the Agent, at the address for notices to the Agent set forth in ss.21 of the Credit Agreement, or at such address as either party may designate in writing to the other.

         14. Governing Law. THIS AGREEMENT SHALL BE GOVERNED BY AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS (EXCLUDING THE LAWS APPLICABLE TO CONFLICTS OR CHOICE OF LAW) AND SHALL BE A SEALED INSTRUMENT UNDER SUCH LAWS.

         15. Waiver of Jury Trial. EACH OF THE SUBORDINATED COMPANIES, AND THE DEBTOR COMPANIES HEREBY WAIVES ITS RIGHT TO A JURY TRIAL WITH RESPECT TO ANY ACTION OR CLAIM ARISING OUT OF, UNDER OR IN CONNECTION WITH ANY DISPUTE WITH RESPECT TO THIS AGREEMENT, ANY RIGHTS OR OBLIGATIONS HEREUNDER OR THE PERFORMANCE OF SUCH RIGHTS AND OBLIGATIONS OR ANY COURSE OF CONDUCT, COURSE OF DEALINGS, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PARTY. Except as prohibited by law, each of the Subordinated Companies and each of the Debtor Companies hereby waives any right which it may have to claim or recover in any litigation referred to in the preceding sentence any special, exemplary, punitive or consequential damages or any damages other than, or in addition to, actual damages. Each of the Subordinated Companies and the Debtor Companies (a) certifies that neither the Agent or any Bank nor any representative, agent or attorney of the Agent or any Bank has represented, expressly or otherwise, that either the Agent or any Bank would not, in the event of litigation, seek to enforce the foregoing waivers and (ii) acknowledges that, in entering into the Credit Agreement and the other Loan Documents to which the Agent or any Bank is a party, the Agent and the Banks are relying upon, among other things, the waivers and certifications contained in this ss.15.

         16. Miscellaneous. This Agreement may be executed in several counterparts and by each party on a separate counterpart, each of which when so executed and delivered shall be an original, and all of which together shall constitute one instrument. In proving this Agreement, it shall not be necessary to produce or account for more than one such counterpart signed by the party against which enforcement is sought. The Agent, acting upon the instructions of the requisite Banks, may, in its sole and absolute discretion, waive any provisions of this Agreement benefiting the Agent and the Banks; provided, however, that such waiver shall be effective only if in writing and signed by the Agent and shall be limited to the specific provision or provisions expressly so waived. This Agreement shall be binding upon the successors and assigns of any Subordinated Company and each of the Debtor Companies and shall inure to the benefit of the Agent and the Banks, the Agent's and the Banks' respective successors and assigns. Upon receipt of an affidavit of an officer of the Agent or any of the Banks as to the loss, theft, destruction or mutilation of this Agreement, any Intercompany Note or any other security document which is not of public record, and, in the case of any such loss, theft, destruction or mutilation, upon cancellation of this Agreement, any Intercompany Note or other security document, the Company receiving such notice will issue or cause to be issued, in lieu thereof, a replacement Intercompany Note or other security document in the same principal amount thereof and otherwise of like tenor. The Agent hereby agrees to indemnify, defend and hold harmless such Company, its successors and assigns, from and against any and all cost, expense (including, without limitation, reasonable attorneys' fees), loss, liability or damage incurred as a result of the Agent's failure to deliver such original Intercompany Note, properly endorsed, to such Company.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as a contract under seal as of the date first above written.

                  FLEET NATIONAL BANK, as Agent



                  By: _______________________________________________
   Name:
  Title:



                  IONICS, INCORPORATED



                  By: _______________________________________________
   Name:
  Title:






                  By: _______________________________________________
   Name:
  Title:

                                                                     Exhibit 4.2

                                GLOBAL AMENDMENT
                            AND AFFIRMATION AGREEMENT

                            dated as of June 29, 2001

                                       to

                                    GUARANTY

                                       and

                      INTERCOMPANY SUBORDINATION AGREEMENT

                           as defined in that certain

                           THIRD AMENDED AND RESTATED
                           REVOLVING CREDIT AGREEMENT

                            dated as of June 29, 2001

         This GLOBAL AMENDMENT (this "Amendment"), dated as of June 29, 2001, is by and among IONICS, INCORPORATED, a Massachusetts corporation (the "Borrower"); AQUA COOL ENTERPRISES, INC., a Massachusetts corporation, AQUA DESIGN, INC., a California corporation, FIDELITY PUREWATER, INC., a California corporation, FIDELITY WATER SYSTEMS, INC., a California corporation, IONICS KOREA, INC., a Delaware corporation, IONICS LIFE SCIENCES, INC., a New Jersey corporation, IONICS ULTRAPURE WATER CORPORATION, a California corporation, RESOURCES CONSERVATION CO. INTERNATIONAL, a Delaware corporation, SEPARATION TECHNOLOGY, INC., a Minnesota Corporation, and SIEVERS INSTRUMENTS, INC., a Colorado corporation (collectively, the "Guarantors"); and FLEET NATIONAL BANK, a national banking association, as agent (hereinafter, in such capacity, the "Agent") for itself and the other banking institutions (hereinafter, collectively, the "Banks") which are or may become parties to the Credit Agreement (as defined below). Capitalized terms used herein unless otherwise defined shall have the respective meanings set forth in the Credit Agreement (as defined below).

         WHEREAS, the Borrower, the Guarantors, certain financial institutions and the Agent are parties to that certain Second Amended and Restated Revolving Credit Agreement, dated as of July 28, 2000 (as amended, restated, modified and in effect from time to time prior to the date hereof, the "Existing Credit Agreement");

         WHEREAS, the Borrower has requested, and the Banks and the Agent have agreed to, among other things, amend and restate the Existing Credit Agreement as set forth in that certain Third Amended and Restated Revolving Credit Agreement, dated as of June 29, 2001 (as amended, restated, supplemented and/or modified and in effect from time to time, the "Credit Agreement");

         WHEREAS, the Guarantors have executed and delivered to the Agent, for the benefit of the Banks and the Agent, the Guaranty, dated as of July 28, 2000 (the "Guaranty"), pursuant to which the Guarantors have guaranteed the Borrower's Obligations under or in respect of the Credit Agreement;

         WHEREAS, the Guarantors, the Borrower and the Agent, for the benefit of the Banks and the Agent, have entered into a certain Intercompany Subordination Agreement, dated as of July 28, 2000 (the "Intercompany Subordination Agreement," together with the Guaranty, the "Documents"), pursuant to which each of the Guarantors and the Borrower agreed, among other things, that the Subordinated Debt (as defined therein) and any and all Subordinated Documents (as defined therein) be subordinated and the payment thereof be deferred until the full and final payment in cash of the Senior Debt (as defined therein); and

         WHEREAS, the Borrower, the Guarantors, the Agent and the Banks have further agreed to certain amendments to the Documents upon the terms and conditions hereinafter set forth;

         NOW, THEREFORE, in consideration of the foregoing premises, the parties hereto hereby agree as follows:

         ss.1. Amendments to Documents. Any reference to the Existing
Credit Agreement (whether referred to by the full name of the Existing Credit Agreement or by any name which refers thereto by definition) in the Documents shall be deemed to be a reference to the Credit Agreement (as defined herein).

         ss.2. Affirmation of Guaranty. Each Guarantor hereby acknowledges that it has read and is aware of the provisions of the Credit Agreement and hereby reaffirms its absolute, unconditional and continuing guaranty of the Borrower's Obligations to the Banks and the Agent under the Credit Agreement and the other Loan Documents pursuant to and in accordance with the Guaranty, as amended herein.

         ss.3. Affirmation of Intercompany Subordination Agreement. Each of the Guarantors and the Borrower hereby acknowledges that it has read and is aware of the provisions of the Credit Agreement and hereby reaffirms its absolute, unconditional and continuing agreement that the Subordinated Debt (as defined therein) and any and all Subordinated Documents (as defined therein) be subordinated and the payment thereof be deferred until the full and final payment in cash of the Senior Debt (as defined therein), pursuant to and in accordance with the Intercompany Subordination Agreement, as amended herein.

         ss.4. Conditions to Effectiveness. The effectiveness of the amendments set forth herein shall be conditioned upon (a) the execution and delivery of this Amendment by each of the Borrower and the Guarantors and (b) the execution and delivery of the Credit Agreement and the satisfaction of the conditions to effectiveness set forth in the Credit Agreement.

     ss.5. Representations and Warranties. Each of the Borrower and the Guarantors hereby represents and warrants to the Agent and each of the Banks that, as of the date hereof:

         (a) The representations and warranties of such Person contained in the Credit Agreement and the other Loan Documents to which it is a party (i) were true and correct in all material respects when made, and (ii) except to the extent such representations and warranties by their terms are made solely as of a prior date, continue to be true and correct in all material respects on the date hereof;

         (b) The execution, delivery and performance by such Person of this Amendment and the consummation of the transactions contemplated hereby: (i) are within the corporate powers of such Person and have been duly authorized by all necessary corporate action on the part of such Person, (ii) do not require any approval, consent of, or filing with, any governmental agency or authority, or any other person, association or entity, which bears on the validity of this Amendment and which is required by law or the regulation or rule of any agency or authority, or other person, association or entity, (iii) do not violate any provisions of any order, writ, judgment, injunction, decree, determination or award presently in effect in which such Person is named, or any provision of the corporate charter or by-laws, of such Person, (iv) do not result in any breach of or constitute a default under any agreement or instrument to which such Person is a party or to which it or any of its properties are bound, including without limitation any indenture, loan or loan agreement, lease, debt instrument or mortgage, except for such breaches and defaults which would not have a material adverse effect on such Person and its subsidiaries taken as a whole, and (v) do not result in or require the creation or imposition of any mortgage, deed of trust, pledge or encumbrance of any nature upon any of the assets or properties of such Person; and

         (c) This Amendment constitutes the legal, valid and binding obligations of such Person, enforceable against such Person in accordance with their respective terms, provided that (i) enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws of general application affecting the rights and remedies of creditors, and (ii) enforcement may be subject to general principles of equity, and the availability of the remedies of specific performance and injunctive relief may be subject to the discretion of the court before which any proceeding for such remedies may be brought.

     ss.6. No Other Amendments. Except as expressly provided in this Amendment, all of the terms and conditions of the Documents shall remain in full force and effect.

         ss.7. Execution in Counterparts. This Amendment may be executed in any number of counterparts and by each party on a separate counterpart, each of which when so executed and delivered shall be an original, but all of which together shall constitute one instrument. In proving this Amendment, it shall not be necessary to produce or account for more than one such counterpart signed by the party against whom enforcement is sought.

     ss.8. Governing Law. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS (WITHOUT REFERENCE TO CONFLICTS OF LAWS).

                  [Remainder of page intentionally left blank]

         IN WITNESS WHEREOF, the undersigned have duly executed this Amendment as a sealed instrument as of the date first set forth above.



    FLEET NATIONAL BANK, as Agent

    By: /s/John C. Dunne
        -----------------------------------------------
           John C. Dunne, Senior Vice President



    IONICS, INCORPORATED

    By: /s/Daniel M. Kuzmak
        --------------------------------------
           Daniel M. Kuzmak, Vice President
           and Chief Financial Officer


    AQUA COOL ENTERPRISES, INC.

    By: /s/Theodore G. Papastavros
        -------------------------------------
           Name: Theodore G. Papastavros
           Title:   Treasurer


    AQUA DESIGN, INC.

    By: /s/Edward J. Cichon
        ------------------------------------------
           Name:  Edward J. Cichon
           Title:    President

    FIDELITY PUREWATER, INC.

    By: /s/Anthony Di Paola
        ------------------------------------------
           Name:  Anthony Di Paola
           Title:    Treasurer

    FIDELITY WATER SYSTEMS, INC.

    By: /s/Anthony Di Paola
        -------------------------------------------
           Name:  Anthony Di Paola
           Title:    Treasurer


    IONICS KOREA, INC.

    By: /s/Arthur L. Goldstein
        -----------------------------------------
           Name:  Arthur L. Goldstein
           Title:    President


    IONICS LIFE SCIENCES, INC.

    By: /s/Theodore G. Papastavros
        ------------------------------------
           Name:  Theodore G. Papastavros
           Title:    Treasurer


    IONICS ULTRAPURE WATER CORPORATION

    By: /s/Stephen Korn
        --------------------------------------------
           Name:  Stephen Korn
           Title:    Secretary


    RESOURCES CONSERVATION CO. INTERNATIONAL

    By: /s/Stephen Korn
        --------------------------------------------
           Name:  Stephen Korn
           Title::   Secretary

         SEPARATION TECHNOLOGY INC.

         By: /s/Ark W. Pang
             ----------------------------------------------
                Name:  Ark W. Pang
                Title:    President


         SIEVERS INSTRUMENTS, INC.

         By: /s/Stephen Korn
             --------------------------------------------
                Name:  Stephen Korn
                Title:    Secretary