Form 10-Q
period 2001-09-30
IONICS INC
filed 2001-11-13
CIK 52466

[LOGO]  IONICS                              Worldwide Headquarters
                                            Ionics, Incorporated
                                            65 Grove Street
                                            Watertown, Massachusetts
                                            02472-2882 USA
                                            Tel:  (617) 926-2500
                                            Fax: (617) 926-3760
                                            www.ionics.com

November 13, 2001

Securities and Exchange Commission
Filing Desk - Room 1004
450 Fifth Street, N.W.
Washington, DC 20549

Re: Ionics, Incorporated (Commission File No. 1-7211) - filing of Form 10-Q for quarter ended September 30, 2001, Account No. 0000052466

Ladies and Gentlemen:

I enclose via electronic filing pursuant to the Electronic Data Gathering, Analysis and Retrieval ("EDGAR") System on behalf of Ionics, Incorporated (the "Company"), the Form 10-Q for the quarter ended September 30, 2001. Please acknowledge receipt of this electronic filing by return email to the Company's email address: plynes@ionics.com.

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

                                    FORM 10-Q
                                  ------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                               September 30, 2001

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number: 1-7211

                              IONICS, INCORPORATED
             (Exact name of registrant as specified in its charter)

    Massachusetts                                    04-2068530
(State of incorporation)               (I.R.S. Employer Identification Number)

    65 Grove Street
 Watertown, Massachusetts                            02472-2882
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

                 At October 19, 2001 the Company had 17,467,242
                    shares of Common Stock, par value $1 per
                               share, outstanding.

                              IONICS, INCORPORATED


                                      INDEX


                                                                     Page
Number

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

                                                     PART I - FINANCIAL INFORMATION

                                                          IONICS INCORPORATED
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)
                                              (Amounts in thousands, except per share amounts)

                                                                   Three months ended              Nine months ended
                                                                     September 30,                   September 30,
                                                              -----------------------------  ------------------------------

                                                                  2001            2000           2001            2000
                                                              --------------  -------------  --------------  --------------

Revenue:
     Equipment Business Group                                      $ 51,182       $ 48,188       $ 154,933       $ 131,949
     Ultrapure Water Group                                           26,623         40,528          85,685          94,832
     Consumer Water Group                                            34,455         28,389          94,047          81,741
     Instrument Business Group                                        6,033          7,781          20,264          21,963
                                                              --------------  -------------  --------------  --------------

                                                                    118,293        124,886         354,929         330,485
                                                              --------------  -------------  --------------  --------------

Costs and expenses:
     Cost of sales of Equipment Business Group                       40,291         37,107         120,242          99,591
     Cost of sales of Ultrapure Water Group                          21,628         33,190          67,568          76,433
     Cost of sales of Consumer Water Group                           19,400         16,993          52,929          47,593
     Cost of sales of Instrument Business Group                       3,272          3,658           9,701           9,697
     Research and development                                         1,496          1,833           4,795           5,481
     Selling, general and administrative                             25,655         26,415          81,736          73,475
                                                              --------------  -------------  --------------  --------------

                                                                    111,742        119,196         336,971         312,270
                                                              --------------  -------------  --------------  --------------


Income from operations                                                6,551          5,690          17,958          18,215

Interest income                                                         176            265           1,147             850

Interest expense                                                     (1,221)        (1,270)         (4,273)         (3,196)

Equity income                                                           876            289           1,906           1,260
                                                              --------------  -------------  --------------  --------------


Income before income taxes and minority interest                      6,382          4,974          16,738          17,129

Provision for income taxes                                            2,170          1,690           5,691           5,824
                                                              --------------  -------------  --------------  --------------


Income before minority interest                                       4,212          3,284          11,047          11,305

Minority interest in (earnings) losses                                   (1)          (358)            328            (602)
                                                              --------------  -------------  --------------  --------------


Net income                                                          $ 4,211        $ 2,926        $ 11,375        $ 10,703
                                                              ==============  =============  ==============  ==============


Basic earnings per share                                             $ 0.24         $ 0.18          $ 0.67          $ 0.66
                                                              ==============  =============  ==============  ==============


Diluted earnings per share                                           $ 0.24         $ 0.18          $ 0.66          $ 0.65
                                                              ==============  =============  ==============  ==============


Shares used in basic earnings per share calculations                 17,449         16,234          16,983          16,220
                                                              ==============  =============  ==============  ==============


Shares used in diluted earnings per share calculations               17,626         16,519          17,132          16,451
                                                              ==============  =============  ==============  ==============

The accompanying notes are an integral part of these financial statements.

                                                       IONICS, INCORPORATED
                                                    CONSOLIDATED BALANCE SHEETS
                                                           (Unaudited)
                                        (Amounts in thousands, except share and par value amounts)

                                                                                  September 30,           December 31,
                                                                                      2001                   2000
                                                                                 ----------------      ----------------

Current assets:
      Cash and cash equivalents                                                         $ 23,025              $ 25,497
      Short-term investments                                                                 602                 1,105
      Notes receivable, current                                                            5,082                 4,741
      Accounts receivable                                                                156,146               162,711
      Receivables from affiliated companies                                                1,640                   792
      Inventories:
          Raw materials                                                                   25,685                21,061
          Work in process                                                                 10,558                 8,264
          Finished goods                                                                   7,175                 5,376
                                                                                 ----------------      ----------------

                                                                                          43,418                34,701
      Other current assets                                                                17,144                16,443
      Deferred income taxes                                                               12,749                12,749
                                                                                 ----------------      ----------------

          Total current assets                                                           259,806               258,739
Notes receivable, long-term                                                               22,945                17,502
Investments in affiliated companies                                                       24,894                18,310
Property, plant and equipment:
      Land                                                                                 8,617                 8,738
      Buildings                                                                           49,028                48,773
      Machinery and equipment                                                            323,863               312,138
      Other, including furniture, fixtures and vehicles                                   52,663                48,470
                                                                                 ----------------      ----------------

                                                                                         434,171               418,119
      Less accumulated depreciation                                                     (212,261)             (195,276)
                                                                                 ----------------      ----------------

                                                                                         221,910               222,843
Other assets                                                                              57,389                60,072
                                                                                 ----------------      ----------------

          Total assets                                                                 $ 586,944             $ 577,466
                                                                                 ================      ================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable and current portion of long-term debt                               $ 60,995              $ 75,045
      Accounts payable                                                                    41,002                56,014
      Customer deposits                                                                    3,318                 4,883
      Accrued commissions                                                                  2,538                 2,002
      Accrued expenses                                                                    38,965                35,419
                                                                                 ----------------      ----------------

          Total current liabilities                                                      146,818               173,363

Long-term debt and notes payable                                                          10,427                10,911
Deferred income taxes                                                                     30,962                30,334
Other liabilities                                                                          6,088                 5,997
Commitments and contingencies

Stockholders' equity:
      Common stock, par value $1, authorized shares: 55,000,000;
      issued and outstanding: 17,467,242 in 2001 and
      16,369,029 in 2000                                                                  17,467                16,369
      Additional paid-in capital                                                         187,703               162,114
      Retained earnings                                                                  208,991               197,616
      Accumulated other comprehensive loss                                               (21,512)              (19,238)
                                                                                 ----------------      ----------------

          Total stockholders' equity                                                     392,649               356,861
                                                                                 ----------------      ----------------

          Total liabilities and stockholders' equity                                   $ 586,944             $ 577,466
                                                                                 ================      ================


The accompanying notes are an integral part of these financial statements.

                                                   IONICS, INCORPORATED
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                                   (Dollars in thousands)




                                                                                            Nine Months Ended
                                                                                             September 30,
                                                                              -----------------------------------------

Operating activities:                                                              2001                      2000
                                                                              ---------------            --------------

      Net income                                                                    $ 11,375                   $10,703
      Adjustments to reconcile net income to net cash provided
      (used) by operating activities:
         Depreciation and amortization                                                26,963                    24,116
         Provision for losses on accounts and notes receivable                         2,255                     2,479
         Equity in earnings of affiliates                                             (1,906)                   (1,346)
         Compensation expense on restricted stock awards                                   -                        36
         Changes in assets and liabilities:
            Notes receivable                                                          (5,988)                   (2,049)
            Accounts receivable                                                        2,438                   (42,017)
            Inventories                                                               (9,065)                   (4,780)
            Other current assets                                                        (819)                   (3,941)
            Investments in affiliate                                                     903                     1,224
            Accounts payable and accrued expenses                                    (11,708)                    5,990
            Income taxes                                                               1,656                       298
            Other                                                                        251                       537
                                                                              ---------------            --------------

               Net cash provided (used) by operating activities                       16,355                    (8,750)
                                                                              ---------------            --------------

Investing activities:
      Additions to property, plant and equipment                                     (27,394)                  (35,822)
      Disposals of property, plant and equipment                                       1,617                     1,427
      Additional investments in affiliates                                            (5,479)                   (1,136)
      Acquisitions, net of cash acquired                                                   -                    (4,250)
      Sale (purchase) of short-term investments                                          425                      (443)
                                                                              ---------------            --------------

               Net cash used by investing activities                                 (30,831)                  (40,224)
                                                                              ---------------            --------------

Financing activities:
      Principal payments on current debt                                             (88,569)                  (61,603)
      Proceeds from borrowings of current debt                                        75,137                   112,178
      Principal payments on long-term debt                                            (1,158)                     (838)
      Proceeds from borrowings of long-term debt                                         250                     4,807
      Proceeds from issuance of common stock                                          21,814                         -
      Proceeds from stock option plans                                                 4,872                     1,769
                                                                              ---------------            --------------

               Net cash provided by financing activities                              12,346                    56,313
                                                                              ---------------            --------------

Effect of exchange rate changes on cash                                                 (342)                      (64)
                                                                              ---------------            --------------

Net change in cash and cash equivalents                                               (2,472)                    7,275
Cash and cash equivalents at beginning of period                                      25,497                    13,169
                                                                              ---------------            --------------

Cash and cash equivalents at end of period                                          $ 23,025                   $20,444
                                                                              ===============            ==============


The accompanying notes are an integral part of these financial statements.

                              IONICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

       In the opinion of the management of Ionics, Incorporated (the "Company"), all adjustments have been made that are necessary for a fair statement of the consolidated financial position of the Company, the consolidated results of its operations and the consolidated cash flows for each period presented. The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the Company's 2000 Annual Report as filed on Form 10-K with the Securities and Exchange Commission. Other than noted below, there have been no significant changes in the information reported in those Notes, other than from the normal business activities of the Company, and there have been no changes which would, in the opinion of management, have a materially adverse effect upon the Company. Certain prior year amounts have been reclassified to conform to the current year presentation with no impact on net income.

2.     Earnings per share (EPS) calculations

                                                     (Amounts in thousands, except per share amounts)

                                                         For the three months ended September 30,
                                   ------------------------------------------------------------------------------------------------

                                        2001                                             2000
                                   -----------------------------------------------    ---------------------------------------------

                                        Net                            Per Share          Net                          Per Share
                                       Income           Shares          Amount          Income          Shares          Amount
                                   ---------------    ------------    ------------    ------------    ------------   --------------
     Income available to
     common stockholders                  $ 4,211          17,449          $ 0.24         $ 2,926          16,234           $ 0.18

     Effect of dilutive
     stock options                              -             177               -               -             285                -
                                   ---------------    ------------    ------------    ------------    ------------   --------------


Diluted EPS                               $ 4,211          17,626          $ 0.24         $ 2,926          16,519           $ 0.18
                                   ===============    ============    ============    ============    ============   ==============




                                                               For the nine months ended September 30,
                                   ------------------------------------------------------------------------------------------------

                                        2001                                             2000
                                   -----------------------------------------------    ---------------------------------------------

                                        Net                            Per Share          Net                          Per Share
                                       Income           Shares          Amount          Income          Shares          Amount
                                   ---------------    ------------    ------------    ------------    ------------   --------------

Basic EPS
     Income available to
     common stockholders                 $ 11,375          16,983          $ 0.67        $ 10,703          16,220           $ 0.66

     Effect of dilutive
     stock options                              -             149           (0.01)              -             231            (0.01)
                                   ---------------    ------------    ------------    ------------    ------------   --------------


Diluted EPS                              $ 11,375          17,132          $ 0.66        $ 10,703          16,451           $ 0.65
                                   ===============    ============    ============    ============    ============   ==============




       The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options. The number of options that were antidilutive for the three months ended September 30, 2001 and 2000 was 1,416,317 and 731,750, respectively. The number of options that were antidilutive for the nine months ended September 30, 2001 and 2000 was 1,448,317 and 1,600,084,
       respectively.

3.     Comprehensive Income

       The table below sets forth comprehensive income as defined by Statement of Financial Accounting Standard No. 130 for the three month and nine month periods ended September 30, 2001 and 2000, respectively.

                                                               (Amounts in thousands)
                                           Three Months Ended                     Nine Months Ended
                                             September 30,                          September 30,
                                    ---------------------------------      ---------------------------------

                                        2001                2000                2001               2000
                                    --------------      -------------      ---------------     -------------

Net income                                $ 4,211            $ 2,926             $ 11,375           $10,703
Other comprehensive income
     (loss), net of tax:
     Translation adjustments                2,810             (3,580)              (2,274)           (7,156)
                                    --------------      -------------      ---------------     -------------

Comprehensive income                      $ 7,021             $ (654)             $ 9,101           $ 3,547
                                    ==============      =============      ===============     =============


4.     Segment Information

       The following table summarizes the Company's operations by the four business group segments and "Corporate" (Corporate includes the elimination of intersegment transfers).

                                                           For the three months ended September 30, 2001
                                     ----------------------------------------------------------------------------------------

                                       Equipment      Ultrapure      Consumer        Instrument
                                       Business         Water           Water        Business
                                         Group          Group           Group         Group        Corporate       Total
                                     --------------  -------------   ------------  -------------  ------------  -------------

(Amounts in thousands)
Revenue - unaffiliated
     customers                            $ 51,182       $ 26,623       $ 34,455        $ 6,033           $ -      $ 118,293
Inter-segment transfers                        374            470              -            334        (1,178)             -
Gross profit                                10,891          4,995         15,055          2,761             -         33,702



                                                           For the three months ended September 30, 2000
                                     ----------------------------------------------------------------------------------------

                                       Equipment      Ultrapure       Consumer       Instrument
                                       Business         Water           Water        Business
                                         Group          Group           Group         Group        Corporate       Total
                                     --------------  -------------   ------------  -------------  ------------  -------------

(Amounts in thousands)
Revenue - unaffiliated
     customers                            $ 48,188       $ 40,528       $ 28,389        $ 7,781           $ -      $ 124,886
Inter-segment transfers                      4,815          1,021              -            444        (6,280)             -
Gross profit                                11,081          7,338         11,396          4,123             -         33,938



                                                           For the nine months ended September 30, 2001
                                     ----------------------------------------------------------------------------------------

                                       Equipment      Ultrapure       Consumer       Instrument
                                       Business         Water           Water        Business
                                         Group          Group           Group         Group        Corporate       Total
                                     --------------  -------------   ------------  -------------  ------------  -------------

(Amounts in thousands)
Revenue - unaffiliated
     customers                            $154,933       $ 85,685       $ 94,047       $ 20,264           $ -      $ 354,929
Inter-segment transfers                      2,361          2,436              -          1,332        (6,129)             -
Gross profit                                34,691         18,117         41,118         10,563             -        104,489



                                                           For the nine months ended September 30, 2000
                                     ----------------------------------------------------------------------------------------

                                       Equipment      Ultrapure       Consumer       Instrument
                                       Business         Water           Water        Business
                                         Group          Group           Group         Group        Corporate       Total
                                     --------------  -------------   ------------  -------------  ------------  -------------

(Amounts in thousands)
Revenue - unaffiliated
     customers                            $131,949       $ 94,832       $ 81,741       $ 21,963           $ -      $ 330,485
Inter-segment transfers                      6,853          2,585              -          1,816       (11,254)             -
Gross profit                                32,358         18,399         34,148         12,266             -         97,171


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

       SFAS Nos. 141 and 142 were issued recently, and consequently the Company has not yet determined what effect, if any, the adoption of SFAS Nos. 141 and 142 will have on the Company's financial position or results of operations.

       In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. Ionics is currently assessing but has not yet determined the impact of SFAS No. 143 on its financial position or results of operations.

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." This accounting standard, which is effective for fiscal years beginning after December 31, 2001, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The effect of adopting SFAS No. 144 on the Company's financial position and results of operations has not yet been determined.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2001 with the Three
-------------------------------------------------------------------------------
and Nine Months Ended September 30, 2000
----------------------------------------

Revenues for the third quarter of 2001 decreased 5.3% while net income increased 43.9%, compared to the results of the third quarter of 2000. Revenues for the nine-month period of 2001 increased 7.4%, and net income increased by 6.3% from the comparable nine-month period of 2000. Gross profit was $33.7 million in the third quarter of 2001 compared to $33.9 million in the third quarter of 2000. For the nine-month period of 2001, gross profit was $104.5 million compared to $97.2 million for the nine-month period of 2000. Gross profit increased in the third quarter and nine-month period of 2001 for the Consumer Water Group (CWG). The Equipment Business Group's (EBG) gross profit decreased in the third quarter of 2001 but increased for the nine-month period in 2001 from the comparable periods in 2000. Gross profit for the Ultrapure Water Group (UWG) and the Instrument Business Group (IBG) decreased in the third quarter and nine-month period of 2001 from the comparable periods in 2000.

Total revenues for the third quarter of 2001 decreased 5.3% to $118.3 million from $124.9 million in 2000. For the third quarter of 2001, revenues were higher in EBG and CWG but lower in UWG and IBG as compared to the same period in 2000. Revenues for the nine-month period of 2001 increased 7.4% to $354.9 million from $330.5 million in the comparable 2000 period. Revenues were higher in both EBG and CWG but lower in UWG and IBG in the nine-month period of 2001, compared to the same period of 2000.

EBG revenues increased $3.0 million, or 6.2%, in the third quarter and increased $23.0 million, or 17.4%, in the nine-month period of 2001 as compared with the same respective periods of 2000. These increases resulted primarily from continuing work on a desalination facility in Trinidad.

UWG revenues decreased $13.9 million, or 34.3%, in the third quarter of 2001 from the third quarter of 2000. This decrease was due primarily to lower revenues from the Company's domestic operations specifically related to the microelectronics industry and, to a lesser extent, lower revenues from the Company's Far East operations. UWG revenues decreased $9.1 million, or 9.6%, in the nine-month period of 2001 compared to the nine-month period of 2000. This decrease was due primarily to lower revenues from the Company's Far East operations.

The revenues of CWG increased $6.1 million, or 21.4%, in the third quarter of 2001 compared to the third quarter of 2000. Similarly, CWG revenues increased $12.3 million, or 15.1%, in the nine-month period of 2001 compared to the nine-month period of 2000. These increases were due to continued growth in both the bottled water business, primarily in the United Kingdom, and home water businesses.

IBG revenues decreased $1.7 million, or 22.5%, in the third quarter of 2001 compared to the third quarter of 2000. Revenues for the nine-month period of 2001 also decreased $1.7 million, or 7.7%, as compared to revenues for the nine-month period of 2000. These decreases in revenue reflect lower instrument sales particularly to the microelectronics industry.

Total cost of sales as a percentage of revenues for the third quarter was 71.5% in 2001 and 72.8% in 2000. For the nine-month period, cost of sales as a percentage of revenues was 70.6% in 2001 and 2000.

Cost of sales as a percentage of revenues increased for EBG and IBG for both the third quarter and nine-month periods of 2001, as compared to the respective periods of 2000. UWG's and CWG's cost of sales as a percentage of revenues decreased in the third quarter and nine-month period of 2001 compared to the third quarter and nine-month period of 2000. EBG's cost of sales percentage increased to 78.7% and 77.6% in the third quarter and nine-month period of 2001, respectively, as compared to 77.0% and 75.5% in the same respective periods in 2000. The increases in this percentage for EGB primarily reflect a shift in business mix to lower margin capital equipment. IBG's cost of sales percentage increased to 54.2% and 47.9% in the third quarter and nine-month period of 2001, respectively, from 47.0% and 44.2% in the third quarter and nine-month period of 2000, respectively. These increases were due to lower sales volume and unabsorbed manufacturing overhead. UWG's cost of sales as a percentage of revenues decreased to 81.2% and 78.9% in the third quarter and nine-month period of 2001, respectively, as compared to 81.9% and 80.6% in the same respective periods in 2000. These decreases were due primarily to the lower volume of revenues in 2001 as compared to 2000. Cost of sales as a percentage of revenues for CWG decreased to 56.3% in both the third quarter and nine-month period of 2001 from 59.9% and 58.2% in the third quarter and nine-month period of 2000, respectively. The decreases for both periods are due to increased sales volume, particularly in the United Kingdom operations, and overall improved operations. The nine-month period decrease also is attributable to a gain recognized on the sale of certain bottled water assets in the second quarter of 2001.

Operating expenses, consisting of Research and Development expense and Selling, General and Administrative expense, as a percentage of revenues increased during the third quarter of 2001 to 23.0% from 22.6% in 2000. For the nine-month period, operating expenses as a percentage of revenues increased to 24.4% in 2001 from 23.9% in 2000. The increase in operating expenses as a percentage of revenues primarily reflected the decrease in UWG revenue, which generally has lower selling costs relative to revenues than do CWG and IBG, and the higher revenue growth in CWG, which generally has higher selling costs relative to revenues than do EBG and UWG.

Interest income of $0.2 million for the third quarter of 2001 decreased from $0.3 million for the third quarter of 2000. Interest income of $1.1 million for the nine-month period of 2001 increased from $0.9 million for the nine-month period of 2000. Interest expense of $1.2 million for the third quarter of 2001 remained relatively flat with the third quarter of 2000 interest expense of $1.3 million. Interest expense of $4.3 million in the nine-month period of 2001, as compared to interest expense of $3.2 million in the nine-month period of 2000, reflects higher average borrowings in the nine-month period of 2001 than in the same period of 2000.

Equity income increased to $0.9 million for the third quarter of 2001 from $0.3 million for the third quarter of 2000. Equity income increased to $1.9 million for the nine-month period of 2001 from $1.3 million for the nine-month period of 2000. These increases are primarily the result of higher equity income from a Mexican investment.

The Company's effective tax rate was 34% for both the third quarter and the nine-month period of 2001, as well as for the same respective periods in 2000.

Financial Condition

Working capital increased $27.6 million during the first nine months of 2001, and the Company's current ratio also increased to 1.8 at September 30, 2001 from
1.5 at December 31, 2000. At September 30, 2001, the Company had $23.0 million in cash and cash equivalents, a decrease of $2.5 million from December 31, 2000. Notes payable and current portion of long-term debt decreased by $14.1 million, and accounts payable decreased by $15.0 million. Accounts receivable decreased by $6.6 million while inventory increased by $8.7 million. Notes receivable, long-term and investments in affiliated companies increased by $5.4 million and $6.6 million, respectively.

Cash provided by operating activities totaled $16.4 million for the nine-month period of 2001. The primary uses of cash for investing purposes were additions to property, plant and equipment. Significant capital expenditures were made for "own and operate" facilities and to expand the Company's bottled water operations. Net cash provided by financing activities, $12.3 million for the nine-month period of 2001, was primarily from short-term borrowings and the issuance of common stock.

During 2001, construction has been continuing on the Trinidad desalination facility owned by Desalination Company of Trinidad and Tobago Ltd. (Desalcott), in which the Company has a 40% equity interest. The Company has loaned $10 million to the 60% equity owner, Hafeez Karamath Engineering Services Ltd.
(HKES), as the source of HKES' equity contribution, in addition to the $10 million contributed by the Company for its 40% equity interest. Desalcott has entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. In November 2001, the Bank has increased the amount of the bridge loan to Desalcott from U.S. $60 million to U.S. $77.7 million, subject to certain conditions, including the Company's making a loan of $10 million to Desalcott. Based on current estimates, the augmented bridge loan plus the $20 million in equity provided to Desalcott, and the $10 million loan to be made by the Company should provide sufficient funds to complete construction of the project. In addition, Desalcott has accepted an offer to provide long-term financing from the same bank, subject to certain conditions. The proceeds from the long-term financing as currently proposed should be sufficient to repay the bridge loan and the $10 million loan to be made by the Company to Desalcott.

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

SFAS Nos. 141 and 142 were issued recently, and consequently the Company has not yet determined what effect, if any, the adoption of SFAS Nos. 141 and 142 will have on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. Ionics is currently assessing but has not yet determined the impact of SFAS No. 143 on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." This accounting standard, which is effective for fiscal years beginning after December 31, 2001, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The effect of adopting SFAS No. 144 on the Company's financial position and results of operations has not yet been determined.

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

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

a)       Reports on Form 8-K

     No reports on Form8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2001.

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

                                      IONICS, INCORPORATED



Date: November 13, 2001               By: /s/Arthur L. Goldstein
                                          ---------------------------------
                                          Arthur L. Goldstein
                                          Chairman and Chief Executive Officer
                                          (duly authorized officer)



Date: November 13, 2001               By: /s/Daniel M. Kuzmak
                                          ----------------------------------
                                          Daniel M. Kuzmak
                                          Vice President and
                                          Chief Financial Officer
                                          (principal financial officer)