Form 10-Q
period 2002-03-31
IONICS INC
filed 2002-05-15
CIK 52466

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002
                                 --------------

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number: 1-7211

                              IONICS, INCORPORATED
             (Exact name of registrant as specified in its charter)

       Massachusetts                                     04-2068530
(State or other jurisdiction               (IRS Employer Identification Number)
of incorporation or organization)

      65 Grove Street
     Watertown, Massachusetts                             02472
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (617) 926-2500

Former name,former address and former fiscal year, if changed since last report:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At March 31, 2002 the Company had 17,533,742 shares of Common Stock, par value $1 per share, outstanding.

                              IONICS, INCORPORATED
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2002




                                                          INDEX

                                                                          PAGE
PART I  FINANCIAL INFORMATION

        Item 1.     Financial Statements                                    2

                    Consolidated Statements of Operations                   2

                    Consolidated Balance Sheets                             3

                    Consolidated Statements of Cash Flows                   4

                    Notes to Consolidated Financial Statements              5

        Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    11

        Item 3.     Quantitative and Qualitative Disclosures about
                    Market Risk                                            14

PART II OTHER INFORMATION                                                  15

        Item 6.     Exhibits and Reports on Form 8-K                       15

        SIGNATURES                                                         16

        EXHIBIT INDEX                                                      17


                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              IONICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                          Three months ended
                                                                             March 31,
                                                                      ----------------------------
                                                                         2002            2001
Revenue:
 Equipment Business Group                                           $ 38,271         $ 44,981
 Ultrapure Water Group                                                25,035           40,848
 Consumer Water Group                                                 10,491           29,345
 Instrument Business Group                                             6,544            7,788
                                                                    -----------     ------------
                                                                      80,341          122,962
                                                                    -----------     ------------
Costs and expenses:
 Cost of sales of Equipment Business Group                            28,634           35,000
 Cost of sales of Ultrapure Water Group                               18,998           30,680
 Cost of sales of Consumer Water Group                                 6,830           18,004
 Cost of sales of Instrument Business Group                            2,753            3,439
 Research and development                                              1,621            1,690
 Selling, general and administrative                                  19,500           28,501
                                                                    -----------     ------------
                                                                      78,336          117,314
                                                                    -----------     ------------
Income from operations                                                 2,005            5,648

Interest income                                                          993              225

Interest expense                                                        (560)          (1,604)

Equity income                                                            892              441
                                                                    -----------     ------------
Income before income taxes and minority interest                       3,330            4,710

Provision for income taxes                                             1,132            1,601
                                                                    -----------     ------------
Income before minority interest                                        2,198            3,109

Minority interest expense                                                261              114
                                                                    -----------     ------------
Net income                                                           $ 1,937          $ 2,995
                                                                    ===========     ============

Basic earnings per share                                              $ 0.11           $ 0.18
                                                                    ===========     ============

Diluted earnings per share                                            $ 0.11           $ 0.18
                                                                    ===========     ============


Shares used in basic earnings per share calculations                  17,508           16,389
                                                                    ===========     ============


Shares used in diluted earnings per share calculations                17,776           16,574
                                                                    ===========     ============

The accompanying notes are an integral part of these financial statements.


                              IONICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
           (Amounts in thousands, except share and par value amounts)

                                                           March 31,           December 31,
                                                              2002               2001
                                                         ---------------     --------------
Current assets:
     Cash and cash equivalents                                $ 145,717          $ 178,283
     Short-term investments                                       1,216                 21
     Notes receivable, current                                    4,954              4,892
     Accounts receivable, net                                   123,098            134,270
     Receivables from affiliated companies                          871              1,184
     Inventories:
         Raw materials                                           20,890             20,047
         Work in process                                          8,117              7,547
         Finished goods                                           6,382              5,219
                                                         ---------------     --------------

                                                                 35,389             32,813
     Other current assets                                        10,864             11,031
     Deferred income taxes                                       16,297             16,297
                                                         ---------------     --------------

         Total current assets                                   338,406            378,791

Notes receivable, long-term                                      23,257             23,210
Investments in affiliated companies                              24,593             23,798
Property, plant and equipment:
     Land                                                         6,333              6,288
     Buildings                                                   41,353             41,272
     Machinery and equipment                                    250,068            243,964
     Other, including furniture, fixtures and vehicles           30,434             29,938
                                                         ---------------     --------------

                                                                328,188            321,462
     Less accumulated depreciation                             (160,417)          (154,430)
                                                         ---------------     --------------

                                                                167,771            167,032

Deferred income taxes, long-term                                 12,643             12,643
Goodwill                                                         19,266             19,297
Other assets                                                      8,122              8,542
                                                         ---------------     --------------

         Total assets                                         $ 594,058          $ 633,313
                                                         ===============     ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current portion of long-term debt        $ 1,916           $ 14,257
     Accounts payable                                            24,899             34,640
     Customer deposits                                            3,617              2,159
     Accrued commissions                                          1,968              2,011
     Accrued expenses                                            54,593             59,524
     Income taxes payable                                        30,260             45,735
                                                         ---------------     --------------

         Total current liabilities                              117,253            158,326

Long-term debt and notes payable                                 10,244             10,126
Deferred income taxes                                            35,227             34,199
Other liabilities                                                 7,381              7,309
Stockholders' equity:
     Common stock, par value $1, authorized
     shares: 55,000,000 in 2002 and 2001;
     issued: 17,533,742 in 2002 and 17,477,005 in 2001           17,534             17,477
     Additional paid-in capital                                 189,741            188,555
     Retained earnings                                          244,254            242,317
     Accumulated other comprehensive income                     (27,576)           (24,996)
                                                         ---------------     --------------

         Total stockholders' equity                             423,953            423,353
                                                         ---------------     --------------

         Total liabilities and stockholders' equity           $ 594,058          $ 633,313
                                                         ===============     ==============

The accompanying notes are an integral part of these financial statements.


                              IONICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                       ------------------------------

                                                                                            2002             2001
Operating activities:
  Net income                                                                               $ 1,937          $ 2,995
  Adjustments to reconcile net income to net cash (used)
  provided by operating activities:
   Depreciation and amortization                                                             5,470            8,758
   (Decrease) increase to provision for losses on accounts and notes
      receivable                                                                              (108)           1,421
   Equity in earnings of affiliates                                                           (892)            (441)
   Changes in assets and liabilities:
      Notes receivable                                                                         (96)          (4,591)
      Accounts receivable                                                                   11,316            3,476
      Inventories                                                                           (2,494)          (2,012)
      Other current assets                                                                     110            5,209
      Investments in affiliates                                                                 56              315
      Accounts payable and accrued expenses                                                (13,029)         (13,871)
      Income taxes                                                                         (14,778)             716
      Other                                                                                 (1,414)            (440)
                                                                                      -------------    -------------

         Net cash (used) provided by operating activities                                  (13,922)           1,535
                                                                                      -------------    -------------

Investing activities:
      Additions to property, plant and equipment                                            (6,556)          (6,513)
      Disposals of property, plant and equipment                                               178              241
      Additional investments in affiliates                                                       -           (3,965)
      (Purchase) sale of short-term investments                                             (1,155)             515
                                                                                      -------------    -------------

               Net cash used by investing activities                                        (7,533)          (9,722)
                                                                                       -------------    -------------

Financing activities:
      Principal payments on current debt                                                   (32,082)         (18,543)
      Proceeds from borrowings of current debt                                              19,750           23,368
      Principal payments on long-term debt                                                    (233)            (243)
      Proceeds from borrowings of long-term debt                                               400              135
      Proceeds from stock option plans                                                       1,242              576
                                                                                      -------------    -------------

               Net cash (used) provided by financing activities                            (10,923)           5,293
                                                                                      -------------    -------------

Effect of exchange rate changes on cash                                                       (188)            (627)
                                                                                      -------------    -------------

Net change in cash and cash equivalents                                                    (32,566)          (3,521)
Cash and cash equivalents at beginning of period                                           178,283           25,497
                                                                                      -------------    -------------

Cash and cash equivalents at end of period                                                $145,717          $21,976

                                                                                      =============    =============

The accompanying notes are an integral part of these financial statements.

                              IONICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation:

     In the opinion of the management of Ionics, Incorporated (the "Company"), all adjustments have been made that are necessary for a fair statement of the consolidated financial position of the Company, the consolidated results of its operations and the consolidated cash flows for each period presented. The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the Company's 2001 Annual Report as filed on Form 10-K with the Securities and Exchange Commission. Other than as noted below, there have been no significant changes in the information reported in those Notes, other than from the normal business activities of the Company, and there have been no changes which would, in the opinion of management, have a materially adverse effect upon the Company. Certain prior year amounts have been reclassified to conform to the current year presentation with no impact on net income.

2.   Commitments:

     The Company is involved in the normal course of its business in various litigation matters, some of which are in the pre-trial discovery stages. The Company believes that none of the pending matters will have an outcome material to its financial condition or results of operations.

     During 2002, construction is expected to be completed on the Trinidad desalination facility owned by Desalination Company of Trinidad and Tobago Ltd. (Desalcott), in which the Company has a 40% equity interest. The Company has loaned $10 million to the 60% equity owner, Hafeez Karamath Engineering Services Ltd. (HKES), as the source of HKES' equity contribution, in addition to the $10 million contributed by the Company for its 40% equity interest. In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The Company has committed to lend up to $10 million to Desalcott as an additional source of funds for project completion costs once all bridge loan proceeds have been expended. However, the bridge loan of $79.9 million and the $20 million equity provided to Desalcott, together with the additional $10 million dollars to be loaned to Desalcott by the Company, may not provide sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing. In such event, Desalcott would be required to seek additional funds to pay such obligations. Moreover, although Desalcott has received proposals, including a term sheet, for long-term debt financing, there is no assurance that such financing will be obtained on terms acceptable to Desalcott.

     During 2001, the Company acquired a 25% equity ownership interest in a Kuwaiti project company, Utilities Development Company W.L.L., which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of wastewater reuse facility in Kuwait. At March 31, 2002, the Company had deferred costs of approximately $1.1 million relating primarily to preliminary project management and initial design work on the project, and had invested $1.5 million in the project company. Although the Company anticipates that long-term financing for the project should be obtained by mid-2002, there is no assurance that such financing will be obtained, and the Company would expense the deferred costs and investment in the event financing is not obtained. Also in such event, the Company could incur its 25% proportionate share of liability under a $28 million performance bond issued on behalf of the project company.

3.   Earnings Per Share (EPS) Calculations:

                                                        (Amounts in thousands, except per share amounts)

                                                             For the three months ended March 31,
                                  ---------------------------------------------------------------------------------------

                                                   2002                                             2001
                                  ------------------------------------------    -----------------------------------------

                                      Net                        Per Share          Net                       Per Share
                                     Income        Shares         Amount          Income         Shares        Amount
                                  -------------  ------------   ------------    ------------  -------------  ------------
Basic EPS
     Income available to
     common stockholders               $ 1,937        17,508         $ 0.11         $ 2,995         16,389        $ 0.18

     Effect of dilutive
     stock options                           -           268              -               -            185             -
                                  -------------  ------------   ------------    ------------  -------------  ------------


Diluted EPS                            $ 1,937        17,776         $ 0.11         $ 2,995         16,574        $ 0.18
                                  =============  ============   ============    ============  =============  ============


     The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options. The number of options that were antidilutive at the three months ended March 31, 2002 and 2001 was 604,250 and 1,568,234, respectively.

4.   Comprehensive Income:

     The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. The table below sets forth "comprehensive income" as defined by SFAS No. 130 for the three-month periods ended March 31, 2002 and 2001.

                                                     (Amounts in thousands)
                                                       Three months ended
                                                    March 31,
                                                   ---------------------------

                                                       2002          2001
                                                   -------------  ------------

Net income                                              $ 1,937       $ 2,995
Other comprehensive income,
     net of tax:
     Translation adjustments                             (2,580)       (4,590)
                                                   -------------  ------------

Comprehensive income                                     $ (643)      $(1,595)
                                                   =============  ============

5.   Segment Information:

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." At the end of 1998, the Company changed from three reportable segments to four reportable "business group" segments corresponding to a "business group" structure which was put into place in the latter part of 1998. The Company has instituted a matrix-type organization which became effective at the beginning of 2002. As part of the matrix organization, the Company's trailer leasing and non-consumer bleach based chemical supply businesses which were included in the Equipment Business Group in prior periods now are included in the Ultrapure Water Group. Segment information for all periods presented has been restated to reflect this change. Additionally, the Company's Aqua Cool Pure Bottled Water business, which had been reported as part of the operations of the Consumer Water Group, was sold to affiliates of Nestle S.A. on December 31, 2001 and therefore does not appear in 2002 operations.

     The following table summarizes the Company's operations by the four business group segments and "Corporate." (Corporate includes legal and research and development expenses not allocated to the business groups, certain Corporate administrative and insurance costs, foreign exchange gains and losses on Corporate assets, as well as the elimination of intersegment transfers.)

                                             For the three months ended March 31, 2002
                                     --------------------------------------------------------------------------------------

                                       Equipment    Ultrapure      Consumer       Instrument
                                      Business        Water          Water         Business
                                        Group         Group          Group           Group       Corporate        Total
                                     ------------  ------------  --------------  --------------  -----------   ------------
(Amounts in thousands)
Revenue - unaffiliated
     customers                            $38,271      $ 25,035        $ 10,491         $ 6,544          $ -        $80,341
Inter-segment transfers                    1,894           148               -             477       (2,519)             -
Gross profit                               9,637         6,037           3,661           3,791            -         23,126
Equity income (loss)                         656            (2)            238               -            -            892
Earnings (loss) before interest,
    tax and minority interest              2,063        (1,068)         (1,495)            777        2,620          2,897
Interest income                                                                                                        993
Interest expense                                                                                                      (560)
Income before income taxes and
    minority interest                                                                                                3,330
Identifiable assets                      280,233       136,973          48,016          27,612       76,631        569,465
Goodwill                                  11,008         6,739           1,519               -            -         19,266


                                             For the three months ended March 31, 2001
                                     --------------------------------------------------------------------------------------

                                       Equipment    Ultrapure      Consumer       Instrument
                                      Business        Water          Water         Business
                                        Group         Group          Group           Group       Corporate        Total
                                     ------------  ------------  --------------  --------------  -----------   ------------

(Amounts in thousands)
Revenue - unaffiliated
    customers                            $44,981      $ 40,848        $ 29,345         $ 7,788          $ -       $122,962
Inter-segment transfers                    1,397         1,181               -             682       (3,260)             -
Gross profit                               9,981        10,168          11,341           4,349            -         35,839
Equity income (loss)                         371            54             102               -          (86)           441
Earnings (loss) before interest,
    tax and minority interest              2,901         1,803           1,315           1,151       (1,081)         6,089
Interest income                                                                                                        225
Interest expense                                                                                                    (1,604)
Income before income taxes and
    minority interest                                                                                                4,710
Goodwill                                  11,776        16,388          21,230           1,847            -         51,241


Identifiable assets at March 31, 2001 did not differ materially from identifiable assets at December 31, 2000.

6.   Goodwill and Intangible Assets:

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses, if any, that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of this standard, will identify any potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, will measure the amount of goodwill impairment loss, if any.

     In accordance with SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. All of the Company's intangible assets are subject to amortization. The Company did not record any reclassification of amounts of intangible assets into or out of the amounts previously reported as goodwill. The Company has not yet completed its analysis of the effect of adopting SFAS No. 142 on its segments.

     The following adjusts reported net income and EPS to present pro forma amounts which exclude amortization of goodwill:

                               (Amounts in thousands , except per share amounts)
                                             Three Months Ended March 31,
                              -------------------------------------------------

                                          2002                 2001
                                    -----------------    -----------------


Net income                                   $ 1,937              $ 2,995
Goodwill amortization, net of tax                  -                  449
                                    -----------------    -----------------

Adjusted net income                          $ 1,937              $ 3,444
                                    =================    =================


Reported basic earnings per share             $ 0.11               $ 0.18
Goodwill amortization, net of tax                  -                 0.03
                                    -----------------    -----------------

Adjusted basic earnings per share             $ 0.11               $ 0.21
                                    =================    =================


Reported diluted earnings per share           $ 0.11               $ 0.18
Goodwill amortization, net of tax                  -                 0.03
                                    -----------------    -----------------

Adjusted diluted earnings per share           $ 0.11               $ 0.21
                                    =================    =================




     There was no change in the carrying value of goodwill during the quarter ended March 31, 2002, other than the impact of foreign currency translation adjustment. As a result of the foreign currency translation adjustment, the Equipment Business Group's goodwill balance decreased $35 thousand and the Ultrapure Water Group's goodwill balance increased by $4 thousand from the respective balances at December 31, 2001.

7.   Divestiture

     Included in the Company's quarterly results is $2.6 million in revenues and a $0.6 million pre-tax loss in the Company's Malaysian affiliate, in which the Company holds a 55% equity interest. The Company is currently in the process of divesting this interest, and accordingly, this asset is treated as "held for sale" and included in other current assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's Form 10-K Annual Report for the year ended December 31, 2001 contains Management's Discussion and Analysis of Financial Condition and Results of Operations at and for the year ended December 31, 2001. The following discussion and analysis describes material changes in the Company's financial condition since December 31, 2001. The analysis of results of operations compares the three months ended March 31, 2002 with the comparable period of the prior fiscal year.

Results of Operations

Comparison of the Three Months Ended March 31, 2002 with the Three Months Ended March 31, 2001


The Company reported consolidated revenues of $80.3 million and net income of $1.9 million for the first quarter of 2002, which compares to $123.0 million of revenues and $3.0 million of net income earned during the first quarter of 2001. Results for the first quarter of 2001 include the operations of the Aqua Cool Pure Bottled Water business, which was divested on December 31, 2001.

As part of the Company's adoption of a matrix business organization effective January 1, 2002, results associated with the Company's trailer leasing and non-consumer bleach based chemical supply businesses are included in the Ultrapure Water Group (UWG), rather than the Equipment Business Group (EBG) segment where they had historically been presented. Segment information for all periods presented has been restated to reflect these changes. First quarter 2002 revenues and gross margin for these businesses were $7.3 million and $2.1 million, respectively.

The Company's revenues for the first quarter of 2002 of $80.3 million compared to revenues of $123.0 million in the first quarter of 2001. Excluding the first quarter 2001 Aqua Cool Pure Bottled Water revenues of $16.9 million, first quarter 2002 revenues were down $25.7 million, or 24.2%, from the comparable period last year, with declines in all four of the Company's business segments. The reduction in revenues is primarily attributable to continued softness in the microelectronics industry affecting both the UWG and Instrument Business Group
(IBG).

EBG revenues of $38.3 million decreased by $6.7 million, or 14.9%, compared to revenues of $45.0 million during the first quarter of 2001. This decrease was primarily attributable to lower capital equipment revenues, reflecting the wind-down of the construction phase of the Trinidad desalination project, as well as lower volume levels associated with the Zero Liquid Discharge business.

UWG revenues of $25.0 million decreased by $15.8 million, or 38.7%, compared to revenues of $40.8 million in the first quarter of 2001. Revenue levels for UWG were affected by continued softness in the capital equipment portion of the microelectronics industry, both domestically and internationally.

CWG revenues of $10.5 million decreased by $18.9 million, or 64.2%, compared to revenues of $29.3 million in the first quarter of 2001, which included revenues generated in the Company's bottled water business. Excluding revenues associated with the bottled water business (which was divested on December 31, 2001), revenues in the first quarter of 2002 were down 15.6%, or $1.9 million, from the first quarter of 2001. Revenues were primarily impacted by the warmer-than-expected winter, which affected revenue levels of CWG's consumer-based chemical business as a result of a lower demand for automobile windshield wash solution.

IBG revenues of $6.5 million decreased by $1.2 million, or 16.0%, compared to revenues of $7.8 million in the first quarter of 2001. Lower revenue levels were primarily attributable to continued softness in the microelectronics industry, an important customer for IBG products.

Total Company cost of sales as a percentage of revenue was 71.2% in the first quarter of 2002 compared to 70.9% in the first quarter of 2001, and resulting gross margin was 28.8% in first quarter of 2002 and 29.1% for the first quarter of 2001. Cost of sales as a percentage of revenue decreased in the EBG and IBG segments and increased in the UWG and CWG segments in the first quarter of 2002, over the comparable period a year ago. EBG's cost of sales as a percentage of revenue decreased to 74.8% for the first quarter of 2002 compared to 77.8% for the first quarter of 2001 reflecting a shift in product mix from lower margin capital equipment to more profitable service and supply business. IBG's cost of sales as a percentage of revenue decreased to 42.1% in the first quarter of 2002 from 44.2% in the first quarter of 2001, primarily reflecting a shift in product mix from lower margin capital equipment to more profitable service revenue. UWG's cost of sales as a percentage of revenue increased slightly from 75.1% in the first quarter of 2001 to 75.9% in the first quarter of 2002, primarily attributable to lower overall volume levels in 2002 compared to 2001. CWG's cost of sales as a percentage of revenue increased to 65.1% in the first quarter of 2002 from 61.4% in the first quarter of 2001, reflecting the exclusion of the Aqua Cool Pure Bottled Water business which was divested on December 31, 2001.

Operating expenses as a percentage of revenue increased to 26.3% in the first quarter of 2002 compared to 24.6% in the first quarter of 2001, resulting primarily from lower revenue levels during the first quarter of 2002. Other factors impacting operating expenses include net foreign currency exchange gains of approximately $1.7 million, relating primarily to the translation of certain of the proceeds from the sale of the Aqua Cool Pure Bottled Water business. These gains were partially offset by residual expenses incurred in the quarter of approximately $1.4 million, related primarily to on-going restructuring initiatives in the CWG segment following the divestiture of the bottled water business.

Also included in the quarter's results is $2.6 million in revenues and a $0.6 million pre-tax loss in the Company's Malaysian affiliate, in which the Company holds a 55% equity interest. The Company is currently in the process of divesting of this interest, and accordingly this asset is treated as "held for sale" and included in other current assets.

Interest income of $1.0 million in the first quarter of 2002 represents an increase of $0.8 million from $0.2 million earned in the first quarter of 2001, reflecting investment of the proceeds of the Aqua Cool Pure Bottled Water business divestiture. Interest expense of $0.6 million for the first quarter of 2002 compared to $1.6 million in the first quarter of 2001, represents a reduction in the average borrowings as a result of the pay-down of current debt, primarily from the proceeds of the sale of the bottled water business.

Equity income of $0.9 million during the first three months of 2002 compared to $0.4 million during the first three months of 2001, primarily reflecting improved performance in two projects located in Mexico in which the Company has a 20% equity interest.

The Company's effective tax rate was 34.0% for the first quarter of 2001 and 2002. The current year's effective rate reflects anticipated profit before tax adjusted for items such as non-deductible operating losses and anticipated tax planning initiatives.

Financial Condition

Working capital increased $0.7 million during the first three months of 2002 while the Company's current ratio of 2.9 at March 31, 2002 increased from 2.4 at December 31, 2001. Net accounts receivable and accounts payable decreased $11.2 million and $9.7 million, respectively, during the first three months of 2002, primarily resulting from lower revenue levels. Current income taxes payable decreased $15.5 million during the first three months of 2002, primarily reflecting payments made on gain from the sale of the Company's Aqua Cool Pure Bottled Water business.

Net cash used by operating activities amounted to $13.9 million for the first three months of 2002, primarily reflecting cash used for payments of current income taxes, offset by increased collections on accounts receivable. The primary use of cash for investing activities of $7.5 million was for additions to property, plant and equipment, primarily relating to investments made in the Company's UWG segment for a build, own and operate facility in the power industry. Net cash used by financing activities was $10.9 million, primarily resulting from the pay-down of the Company's short-term borrowings utilizing the proceeds from the sale of the Aqua Cool Pure Bottled Water business.

During 2002, construction is expected to be completed on the Trinidad desalination facility owned by Desalination Company of Trinidad and Tobago Ltd. (Desalcott), in which the Company has a 40% equity interest. The Company has loaned $10 million to the 60% equity owner, Hafeez Karamath Engineering Services Ltd. (HKES), as the source of HKES' equity contribution, in addition to the $10 million contributed by the Company for its 40% equity interest. In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The Company has committed to lend up to $10 million to Desalcott as an additional source of funds for project completion costs once all bridge loan proceeds have been expended. However, the bridge loan of $79.9 million and the $20 million equity provided to Desalcott, together with the additional $10 million dollars to be loaned to Desalcott by the Company, may not provide sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing. In such event, Desalcott would be required to seek additional funds to pay such obligations. Moreover, although Desalcott has received proposals, including a term sheet, for long-term debt financing, there is no assurance that such financing will be obtained on terms acceptable to Desalcott.

During 2001, the Company acquired a 25% equity ownership interest in a Kuwaiti project company, Utilities Development Company W.L.L., which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of wastewater reuse facility in Kuwait. At March 31, 2002, the Company had deferred costs of approximately $1.1 million relating primarily to preliminary project management and initial design work on the project, and had invested $1.5 million in the project company. Although the Company anticipates that long-term financing for the project should be obtained by mid-2002, there is no assurance that such financing will be obtained, and the Company would expense the deferred costs and investment in the event financing is not obtained. Also in such event, the Company could incur its 25% proportionate share of liability under a $28 million performance bond issued on behalf of the project company.

On March 28, 2002, the Company amended its primary domestic credit agreement to reduce the borrowing limit to $30 million, eliminate and revise certain financial and other covenants, extend the term of the agreement until March 2003, and make Fleet National Bank the sole lender.

The Company believes that its cash and cash equivalents, cash from operations, lines of credit and foreign exchange facilities are adequate to meet its currently anticipated needs for the foreseeable future.

Quantitative and Qualitative Disclosures about Market Risk

Derivative Instruments and Market Risk
--------------------------------------

There has been no material change in the information reported in the Company's 2001 Annual Report as filed on Form 10-K with the Securities and Exchange Commission with respect to these risk matters.

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
----------------------------------------------------------------------------

The Company's future results of operations and certain statements contained in this report, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements. Such statements are based on management's current views and assumptions and involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations. Among these factors are the matters described under "Risks and Uncertainties" contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001; business conditions and the general economy; competitive factors, such as acceptance of new products and price pressures; risk of nonpayment of accounts receivable; risks associated with foreign operations; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, as described above under "Derivative Instruments and Market Risk"; and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission.



Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments and Market Risk
--------------------------------------

There has been no material change in the information reported in the Company's 2001 Annual Report as filed on Form 10-K with the Securities and Exchange Commission with respect to these risk matters.

                           PART II - OTHER INFORMATION




Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  10.1 - 1997 Stock Incentive Plan, as amended through May 8,
                         2002.

           (b)      Reports on Form 8-K

                  One report on Form 8-K was filed by the Company with the Securities and Exchange Commission during the three-month period ended March 31, 2002. The report on Form 8-K, dated January 15, 2002, reported under Item 2 (Acquisition or Disposition of Assets) the completion of the sale by the Company of its bottled water business in the United States, United Kingdom and France to affiliates of Nestle S.A.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                IONICS, INCORPORATED


Date:  May 15, 2002     By:     /s/Arthur L. Goldstein
                                -----------------------------------------------
                                Arthur L. Goldstein
                                Chairman and Chief Executive Officer
                                (duly authorized officer)



Date:  May 15, 2002     By:     /s/Daniel M. Kuzmak
                                -----------------------------------------------
                                Daniel M. Kuzmak
                                Vice President and Chief Financial Officer
                                (principal financial officer)

                                  EXHIBIT INDEX



Exhibit Number       Description
--------------       -----------

10.1                 1997 Stock Incentive Plan, as amended through May 8, 2002.