Form 10-K/A
IONICS INC
filed 2002-06-26
CIK 52466

FORM 10-K/A

                      AMENDMENT TO FORM 10-K ANNUAL REPORT

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 AMENDMENT NO. 1

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period ended:_________________________


                         Commission File Number: 1-7211

                              IONICS, INCORPORATED
             (Exact name of registrant as specified in its charter)



         Massachusetts                              04-2068530
 (State or other jurisdiction             (IRS Employer Identification Number)
 of incorporation of organization)

         65 Grove Street
     Watertown, Massachusetts                        02472
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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as set forth in the pages attached hereto:

1. Item 14(a) 3. of Part IV of said report on Form 10-K is amended to list Form 11-K, Annual Report of the Ionics Section 401(k) Stock Savings Plan for the year ended December 31, 2001, as Exhibit 13 thereto, and the Consent of Belanger & Company, P.C., independent public accountants, as Exhibit 23.2 thereto. The Annual Report of the Ionics Section 401(k) Stock Savings Plan on Form 11-K for the year ended December 31, 2001 is hereby filed pursuant to Rule 15d-21 and General Instruction F to Form 10-K as an Exhibit to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IONICS, INCORPORATED
                                         (Registrant)



Date:  June 26, 2002                     By     /s/Stephen Korn
                                              --------------------------
                                                Stephen Korn
                                                Vice President and
                                                General Counsel

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

     3.       Exhibits



         Exhibit No.        Description
         -----------        -----------

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

                            10.7        1994 Restricted Stock Plan (filed as            *
                                        Exhibit 10.12 to the Company's Annual
                                        Report on Form 10-K dated March 30,
                                        1995).

                            10.8        1997 Stock Incentive Plan (filed as             *
                                        Exhibit 10.12 to the Company's
                                        Annual Report on Form 10-K dated
                                        December 31, 1996).

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

         13.0               Annual Report of the Ionics Section 401(k) Stock
                            Savings Plan on Form 11-K for the year ended
                            December 31, 2001.

         21.0               Subsidiaries of the Registrant.


         23.0               Consents

                            23.1          Consent of PricewaterhouseCoopers LLP

                            23.2          Consent of Belanger & Company, P.C.

         24.0               Power of Attorney.
         -------------------------------
         *Incorporated herein by reference

(b)        Reports on Form 8-K

           A report on Form 8-K was filed by the Company on December 3, 2001, reporting under Item 5 the issuance of a press release announcing the Company's agreement to sell its bottled water business.


                 Exhibit No. 13 to Annual Report on Form 10-K of
            Ionics, Incorporated for the year ended December 31, 2001



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 11-K




               [X] Annual report pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                                       OR

             [ ] Transition report pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission File Number: 1-7211


A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                    Ionics Section 401(k) Stock Savings Plan

B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:


                              IONICS, INCORPORATED
                                 65 Grove Street
                            Watertown, MA 02472-2882

                    IONICS SECTION 401(k) STOCK SAVINGS PLAN

            INDEX OF FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                        Page
                                                                        ----

Independent Auditor's Report                                              2

Financial Statements:

     Statements of Net Assets Available for Benefits
     at December 31, 2001 and 2000                                        3

     Statements of Changes in Net Assets Available for
     Benefits for the year ended December 31, 2001                        4

Notes to Financial Statements                                             5

Supplemental Schedules:

     Schedule of Assets Held for Investment Purposes at
     December 31, 2001                                                    9

     Schedule of Nonexempt Transactions for the year ended
     December 31, 2001                                                   10

                          INDEPENDENT AUDITOR'S REPORT


Administrators
Ionics Section 401(k) Stock Savings Plan
Watertown, Massachusetts

We have audited the accompanying statements of net assets available for benefits of the Ionics Section 401(k) Stock Savings Plan (the Plan) as of December 31, 2001 and 2000, and the related statement of changes in net assets available for benefits for the year ended December 31, 2001. These financial statements are the responsibility of the plan administrator. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2001 and 2000 and the changes in its net assets available for benefits for the year ended December 31, 2001, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and nonexempt transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.





                                /s/Belanger & Company, P.C.
                                ---------------------------
                                BELANGER & COMPANY, P.C.
                                CERTIFIED PUBLIC ACCOUNTANTS

Chelmsford, Massachusetts
June 5, 2002

                    IONICS SECTION 401(k) STOCK SAVINGS PLAN
                 STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS






                                                     December 31,
                                       ----------------------------------------
                                               2001                  2000
                                       ------------------    ------------------


Assets:
     Investments (see Note C)               $ 27,121,799          $ 25,348,894
                                       ------------------    ------------------

Receivables:
     Employer contribution                        49,014                54,346
     Participant contributions                   248,934               264,942
                                       ------------------    ------------------

     Total receivables                           297,948               319,288
                                       ------------------    ------------------

     Total assets                             27,419,747            25,668,182

Liabilities                                            0                     0
                                       ------------------    ------------------

Net assets available for benefits           $ 27,419,747          $ 25,668,182
                                       ==================    ==================



See accompanying notes to the financial statements.

                    IONICS SECTION 401(k) STOCK SAVINGS PLAN
            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS




                                                                Year Ended
                                                            December 31, 2001
                                                            -----------------

Additions:
  Additions to net assets attributed to:
  Investment income:
      Net depreciation in fair value
      of investments (see Note C)                                 $ (394,510)
      Interest                                                       134,591
      Dividends                                                      167,882
                                                             ----------------
                                                                     (92,037)
                                                             ----------------
  Contributions:
      Participant                                                  3,253,629
      Employer                                                       709,729
                                                             ----------------
                                                                   3,963,358
                                                             ----------------
       Total additions                                             3,871,321

Deductions:
     Withdrawals by and distributions to participants              2,119,756
                                                             ----------------
         Net increase                                              1,751,565

     Net assets available for benefits:
         Beginning of year                                        25,668,182
                                                             ----------------
         End of year                                             $27,419,747
                                                             ================


See accompanying notes to the financial statements.

                          NOTES TO FINANCIAL STATEMENTS



A.   Description of Plan

     The following description of the Ionics, Incorporated and domestic subsidiaries ("Company") 401(k) Plan (Plan) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

1. General. The Plan is a defined contribution plan covering all permanent employees of the Company working at least 20 hours per week who have completed one year of service (effective March 1, 2000, the Plan was amended to permit new employees to become eligible to participate effective as of the first day of the month coincident with or next following the employee's date of hire).

2. Contributions. Each year, participants may contribute up to 12 percent of pretax annual compensation, as defined in the Plan. Participants may also contribute amounts representing distributions from other qualified defined benefit or defined contribution plans. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers Company stock and seven mutual funds as investment options for participants. The Company contributes 50% of the first 6 percent of base compensation that a participant contributes to the Company stock portion of the Plan. The matching Company contribution is invested directly in Ionics, Incorporated common stock. Contributions are subject to certain limitations.

3. Participant Accounts. Each participant's account is credited with the participant's contribution and allocations of (a) the Company's contribution and (b) Plan earnings. Allocations are based on total investment earnings and average participant investment balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

4. Vesting. Participants are vested immediately in their contributions plus actual earnings thereon. Vesting in the Company's contribution portion of their accounts is based on years of continuous service ranging from 33 1/3% after two years to 100% after four years.

5. Participant Loans. Participants may borrow from their fund accounts a minimum of $1,000, up to a maximum of $50,000 or 50 percent of their account balance, whichever is less. The loans are secured by the balance in the participant's account and bear interest at rates that are commensurate with local prevailing rates as determined by the Plan administrator.

6. Payment of Benefits. On termination of service due to death, disability, or retirement, a participant may elect to receive either a lump-sum amount equal to the value of the participant's vested interest in his or her account, or annual installments over the life expectancy of the Participant (or the joint life expectancy of the Participant and spouse or beneficiary).

7. Plan Expenses. The Plan provides that the Company shall pay all expenses of the Plan and its administration.

B.   Summary of Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     Investment Valuation and Income Recognition

     Investment of the Plan in Ionics, Incorporated Common Stock is stated at the last sales price on December 31, 2001 as reported on the New York Stock Exchange. Shares of mutual funds are valued at the Net Asset Value of shares held by the Plan at year-end.

     Purchases and sales of securities are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.

C.   Investments

     The following presents investments that represent 5 percent or more of the Plan's net assets.

                                                          December 31,
                                             -----------------------------------
                                                   2001               2000
                                             -----------------  ----------------

Ionics, Incorporated common stock, 469,796
and 436,598 shares, respectively                 $14,107,974*       $12,388,468*

Puritan Fund, 125,870 and 114,594 shares,
respectively                                       2,224,126          2,157,798

Contrafund Fund, 101,392 and 99,513 shares,
respectively                                       4,336,547          4,893,052

Janus Worldwide Fund, 31,458 and 26,252
shares, respectively                               1,379,131          1,492,678


BT Pyramid GIC Fund                                1,396,208            N/A

*Nonparticipant-directed

During 2001, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $394,510 as follows:

Mutual funds                                    $ (1,255,521)
Ionics, Incorporated common stock                    861,011
                                               --------------
                                                  $ (394,510)
                                               ==============

D.   Nonparticipant-Directed Investments

     Information about the net assets and the significant components of the changes in net assets relating to the nonparticipant-directed investments is as follows:

                                                   December 31,
                                     -------------------------------------
                                            2001                2000
                                     -----------------   -----------------

     Common stock                        $ 14,107,974        $ 12,388,468
                                     =================   =================

                                                            Year Ended
                                                             12/31/01
                                                         -----------------

     Contributions                                            $ 1,583,607
     Net appreciation                                             861,011
     Benefits paid to participants                               (725,112)
                                                         -----------------
                                                              $ 1,719,506
                                                         =================



E.   Plan Termination

     Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100 percent vested in their accounts.

F.   Reconciliation of Financial Statements to Form 5500

     The following is a reconciliation of net assets available for benefits per the financial statements at December 31, 2001 and 2000 to Form 5500:

                                                   2001               2000
                                             -----------------   ---------------
Net assets available for benefits per the
financial statements                              $27,419,747       $25,668,182

Amounts allocated to withdrawing
participants                                         (165,207)         (301,050)
                                             -----------------   ---------------

Net assets available for benefits per the
Form 5500                                         $27,254,540       $25,367,132
                                             =================   ===============


The following is a reconciliation of benefits paid to participants per the financial statements for the year ended December 31, 2001 to Form 5500:

Distributions to participants per the
financial statements:                              $2,119,756

Add:  Amounts allocated to withdrawing
participants at December 31, 2001                     165,207

Less: Amounts allocated to withdrawing
participants at December 31, 2000                    (301,050)
                                               --------------

Benefits paid to participants per Form 5500        $1,983,913
                                               ==============

     Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31st but not yet paid as of that date.

G.   Tax Status

     The Internal Revenue Service has determined and informed the Company by a letter dated September 12, 1995, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). Although the Plan has been amended since receiving the determination letter, it is believed that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

     Attachment to Form 5500
     Schedule H, Line 4 I
     EIN: 04-2068530
     Plan Number 003

                                   Schedule I

                    IONICS SECTION 401(k) STOCK SAVINGS PLAN
                 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                                DECEMBER 31, 2001



                               Face Amount                         Current
Description of Investment     Shares or Rate       Cost             Value
                              --------------   ------------     -------------

Ionics, Incorporated
Common Stock                  469,796        $ 12,941,167       $ 14,107,974

Fidelity Investments:
Puritan Fund                  125,870           2,260,636          2,224,126
Contrafund                    101,392           4,851,452          4,336,547

MainStay Institutional:
Indexed Bond                   62,640             676,615            657,723
Asset Manager Fund            102,998           1,568,698          1,269,964
Indexed Equity Fund            23,788             758,349            626,568
Money Market                                      207,982            207,982

Janus Worldwide Fund           31,458           1,764,702          1,379,131

BT Pyramid GIC Fund                             1,396,208          1,396,208

Participant Loans
(Rate of interest 6.25% to 11.00%)                      0            915,576
                                             -------------      -------------

Total funds invested                         $ 26,425,809       $ 27,121,799
                                             =============      =============


     See accompanying notes to the financial statements.

Attachment to Form 5500
Schedule H, line 4 d
EIN: 04-2068530
Plan Number 003


                                   Schedule II

                    IONICS SECTION 401(k) STOCK SAVINGS PLAN
                       SCHEDULE OF NONEXEMPT TRANSACTIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001


       (a)               (b)              (c)             (d)          (e)          (h)             (i)             (j)
   Identify of       Relationship    Description of     Purchase     Selling      Cost of      Current Value      Net Gain
  Party Involved       to Plan        Transaction        Price        Price        Asset          of Asset         (Loss)
----------------------------------  -----------------  -----------  -----------  -----------  -----------------  -----------

Ionics, Inc.        Employer        Late payment         $8,599       $8,599       $8,599          $8,599            $0
                                    of contributions
                                    to the Plan

Note:  The total amount due for the nonexempt transaction was paid on June 4, 2001

See accompanying notes to the financial statements.

                                   SIGNATURES




Ionics Section 401(k) Stock Savings Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the trustee (or other persons who administer the employee benefit plan) has duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    IONICS SECTION 401(k)
                                    STOCK SAVINGS PLAN


Date: June 25, 2002            By:  /s/Daniel M. Kuzmak
                                    -----------------------------
                                    Daniel M. Kuzmak, Member
                                    Plan Administrative Committee