Form 10-Q
period 2002-06-30
IONICS INC
filed 2002-08-14
CIK 52466

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002
                                  -------------

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

At June 30, 2002 the Company had 17,551,779 shares of Common Stock, par value $1 per share, outstanding.


                               Page 1 of 22 pages

                                    Page -1-


                              IONICS, INCORPORATED
                                    FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2002




                                      INDEX
                                                                                                      PAGE
PART I    FINANCIAL INFORMATION


          Item 1.     Financial Statements

                      Consolidated Statements of Operations
                          Three Months and Six Months Ended June 30, 2002 and 2001                       2

                      Consolidated Balance Sheets
                          June 30, 2002 and December 31, 2001                                            3

                      Consolidated Statements of Cash Flows
                          Six Months Ended June 30, 2002 and 2001                                        4

                      Notes to Consolidated Financial Statements                                         5

          Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                         13

          Item 3.     Quantitative and Qualitative Disclosures about Market Risk                         18

PART II   OTHER INFORMATION

          Item 4.     Submission of Matters to a Vote of Security Holders                                20

          Item 6.     Exhibits and Reports on Form 8-K                                                   20

          SIGNATURES                                                                                     21


                                    Page -2-

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              IONICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                 Three months ended              Six months ended
                                                                     June 30,                      June 30,
                                                              --------------------------    ----------------------------
                                                                  2002           2001           2002            2001
                                                              ------------   -----------    ------------    ------------

Revenues:
     Equipment Business Group                                     $38,648       $46,166         $76,919         $91,147
     Ultrapure Water Group                                         25,187        30,818          50,222          71,666
     Consumer Water Group                                           8,676        30,247          19,167          59,592
     Instrument Business Group                                      6,810         6,443          13,354          14,231
                                                              ------------   -----------    ------------    ------------

                                                                   79,321       113,674         159,662         236,636
                                                              ------------   -----------    ------------    ------------

Costs and expenses:
     Cost of sales of Equipment Business Group                     28,557        35,826          57,191          70,826
     Cost of sales of Ultrapure Water Group                        18,613        24,385          37,611          55,065
     Cost of sales of Consumer Water Group                          4,875        15,525          11,705          33,529
     Cost of sales of Instrument Business Group                     2,584         2,990           5,337           6,429
     Research and development                                       1,594         1,609           3,215           3,299
     Selling, general and administrative                           21,080        27,580          40,580          56,081
                                                              ------------   -----------    ------------    ------------

                                                                   77,303       107,915         155,639         225,229
                                                              ------------   -----------    ------------    ------------


Income from operations                                              2,018         5,759           4,023          11,407

Interest income                                                       868           746           1,861             971

Interest expense                                                     (376)       (1,448)           (936)         (3,052)

Equity income                                                         782           589           1,674           1,030
                                                              ------------   -----------    ------------    ------------


Income before income taxes and minority interest                    3,292         5,646           6,622          10,356

Provision for income taxes                                          1,119         1,920           2,251           3,521
                                                              ------------   -----------    ------------    ------------


Income before minority interest                                     2,173         3,726           4,371           6,835

Minority interest in (earnings) losses                                (79)          443            (340)            329
                                                              ------------   -----------    ------------    ------------


Net income                                                        $ 2,094       $ 4,169         $ 4,031         $ 7,164
                                                              ============   ===========    ============    ============

Basic earnings per share                                           $ 0.12        $ 0.24          $ 0.23          $ 0.43
                                                              ============   ===========    ============    ============


Diluted earnings per share                                         $ 0.12        $ 0.24          $ 0.23          $ 0.42
                                                              ============   ===========    ============    ============


Shares used in basic earnings per share calculations               17,547        17,100          17,528          16,746
                                                              ============   ===========    ============    ============

Shares used in diluted earnings per share calculations             17,707        17,183          17,742          16,886
                                                              ============   ===========    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                    Page -3-

                              IONICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
           (Amounts in thousands, except share and par value amounts)

                                                                          June 30,         December 31,
                                                                            2002               2001
                                                                       ----------------   ----------------

ASSETS
Current assets:
     Cash and cash equivalents                                               $ 139,127          $ 178,283
     Short-term investments                                                          -                 21
     Notes receivable, current                                                   4,547              4,892
     Accounts receivable, net                                                  111,009            118,255
     Receivables from affiliated companies                                      24,320             17,199
     Inventories:
         Raw materials                                                          19,410             20,047
         Work in process                                                         9,563              7,547
         Finished goods                                                          7,095              5,219
                                                                       ----------------   ----------------

                                                                                36,068             32,813
     Other current assets                                                       11,549             11,031
     Deferred income taxes                                                      15,787             16,297
                                                                       ----------------   ----------------

         Total current assets                                                  342,407            378,791

Notes receivable, long-term                                                     24,497             23,210
Investments in affiliated companies                                             22,757             23,798
Property, plant and equipment:
     Land                                                                        6,382              6,288
     Buildings                                                                  42,176             41,272
     Machinery and equipment                                                   261,683            243,964
     Other, including furniture, fixtures and vehicles                          30,587             29,938
                                                                       ----------------   ----------------

                                                                               340,828            321,462
     Less accumulated depreciation                                            (168,240)          (154,430)
                                                                       ----------------   ----------------

                                                                               172,588            167,032
Deferred income taxes, long-term                                                12,643             12,643
Goodwill                                                                        19,215             19,037
Other assets                                                                     9,166              8,802
                                                                       ----------------   ----------------

         Total assets                                                        $ 603,273          $ 633,313
                                                                       ================   ================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current portion of long-term debt                       $ 9,575           $ 14,257
     Accounts payable                                                           26,005             34,640
     Customer deposits                                                           4,814              2,159
     Accrued commissions                                                         1,688              2,011
     Accrued expenses                                                           48,188             59,524
     Income taxes payable                                                       24,756             45,735
                                                                       ----------------   ----------------

         Total current liabilities                                             115,026            158,326

Long-term debt and notes payable                                                11,149             10,126
Deferred income taxes                                                           37,810             34,199
Other liabilities                                                                5,555              7,309
Stockholders' equity:
     Common stock, par value $1, authorized shares: 55,000,000;
     issued:  17,551,779 in 2002 and  17,477,005 in 2001                        17,552             17,477
     Additional paid-in capital                                                190,353            188,555
     Retained earnings                                                         246,348            242,317
     Accumulated other comprehensive loss                                      (20,520)           (24,996)
                                                                       ----------------   ----------------

         Total stockholders' equity                                            433,733            423,353
                                                                       ----------------   ----------------

         Total liabilities and stockholders' equity                          $ 603,273          $ 633,313
                                                                       ================   ================


The accompanying notes are an integral part of these consolidated financial statements.

                                    Page -4-

                              IONICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                 -----------------------------------

Operating activities:                                                                 2002               2001
                                                                                 ----------------   ----------------

      Net income                                                                         $ 4,031            $ 7,164
      Adjustments to reconcile net income to net cash (used)
      provided by operating activities:
         Depreciation and amortization                                                    11,240             16,167
         Amortization of goodwill                                                              -              1,509
         Provision for losses on accounts and notes receivable                               332              2,924
         Equity in earnings of affiliates                                                 (1,674)            (1,030)
         Changes in assets and liabilities:
            Notes receivable                                                              (1,884)            (4,467)
            Accounts receivable                                                            2,656             (2,337)
            Inventories                                                                   (2,539)            (6,291)
            Other current assets                                                             329              2,876
            Investments in affiliates                                                      1,984                 72
            Accounts payable and accrued expenses                                        (19,563)           (12,366)
            Income taxes                                                                 (19,574)             1,686
            Other                                                                         (1,838)               506
                                                                                 ----------------   ----------------

               Net cash (used) provided by operating activities                          (26,500)             6,413
                                                                                 ----------------   ----------------

Investing activities:
      Additions to property, plant and equipment                                         (14,113)           (18,402)
      Disposals of property, plant and equipment                                             546              1,185
      Additional investments in affiliates                                                     -             (4,487)
      Acquisitions, net of cash acquired                                                    (635)                 -
      Sale of short-term investments                                                         184                452
                                                                                 ----------------   ----------------

               Net cash used by investing activities                                     (14,018)           (21,252)
                                                                                 ----------------   ----------------

Financing activities:
      Principal payments on current debt                                                 (53,374)           (54,222)
      Proceeds from borrowings of current debt                                            48,618             45,918
      Principal payments on long-term debt                                                  (480)              (847)
      Proceeds from borrowings of long-term debt                                           1,135                227
      Proceeds from issuance of common stock                                                  60             21,814
      Proceeds from issuance of stock under stock option plans                             1,654              3,095
                                                                                 ----------------   ----------------

               Net cash (used) provided by financing activities                           (2,387)            15,985
                                                                                 ----------------   ----------------

Effect of exchange rate changes on cash                                                    3,749               (788)
                                                                                 ----------------   ----------------

Net change in cash and cash equivalents                                                  (39,156)               358
Cash and cash equivalents at beginning of period                                         178,283             25,497
                                                                                 ----------------   ----------------

Cash and cash equivalents at end of period                                             $ 139,127           $ 25,855
                                                                                 ================   ================



The accompanying notes are an integral part of these consolidated financial statements.

                                    Page -5-

                              IONICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Basis of Presentation

       The consolidated quarterly financial statements of Ionics, Incorporated (the "Company") are unaudited; however, in the opinion of the management of the Company, all adjustments have been made that are necessary for a fair statement of the consolidated financial position of the Company, the consolidated results of its operations and the consolidated cash flows for each period presented. The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the Company's 2001 Annual Report as filed on Form 10-K with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentations.

2.     Commitments and Contingencies

       The Company is involved in the normal course of its business in various litigation matters, some of which are in the pre-trial discovery stages. The Company believes that none of the pending matters will have an outcome material to its financial condition or results of operations.

       In the second quarter of 2002, construction was completed on the first four (out of five) phases of the Trinidad desalination facility owned by Desalination Company of Trinidad and Tobago Ltd. (Desalcott), in which the Company has a 40% equity interest, and the facility commenced water deliveries to its customer, the Water and Sewerage Authority of Trinidad and Tobago. The Company has loaned $10 million to the 60% equity owner, Hafeez Karamath Engineering Services Ltd. (HKES), as the source of HKES' equity contribution to Desalcott, in addition to the $10 million contributed by the Company for its 40% equity interest. In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The Company has committed to lend up to $10 million to Desalcott as an additional source of funds for project completion costs once all bridge loan proceeds have been expended. However, the bridge loan of $79.9 million and the $20 million equity provided to Desalcott, together with the additional $10 million dollars to be loaned to Desalcott by the Company, will not provide sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing. Included in these obligations is approximately $22.3 million payable to the Company's Trinidad subsidiary for equipment and services in connection with the construction of the facility. The Company intends to convert $10 million of this amount into a loan to Desalcott to satisfy the Company's loan commitment described above. The Company anticipates that Desalcott will pay its outstanding obligations to the Company's subsidiary partially out of cash flow from the sale of water and from the proceeds of long-term debt financing. However, although Desalcott has received proposals, including a term sheet, for long-term debt financing which it anticipates obtaining by year-end, there is no assurance that such financing will be obtained on terms acceptable to Desalcott.

       During 2001, the Company acquired a 25% equity ownership interest in a Kuwaiti project company, Utilities Development Company W.L.L. (UDC), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of wastewater reuse facility in Kuwait. At March 31, 2002, the Company had deferred


                                    Page -6-
       costs of approximately $1.1 million relating primarily to preliminary project management and initial design work on the project, and had invested $1.5 million in the project company. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and accordingly the Company commenced recognizing revenue in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Construction-Type Contracts."

       On December 31, 2001, the Company completed the sale of its Aqua Cool Pure Bottled Water operations in the United States, United Kingdom and France to affiliates of Perrier-Vittel S.A., a subsidiary of Nestle S.A. (Nestle), for approximately $220 million, of which $10 million is being held in escrow pursuant to the terms of the divestiture agreement. The amount of the purchase price is subject to final adjustment based on the number of customers and working capital levels of the transferred businesses, in each case as determined in accordance with the divestiture agreement. The process for determining the number of customers and working capital levels, as well as any related purchase price adjustments, is under way. In addition, Nestle is seeking payment of certain amounts under the indemnification provisions of the divestiture agreement. While the ultimate amount of purchase price adjustments or indemnification payments, if any, cannot yet be determined with certainty, the Company currently believes that the reserves it has established for purchase price adjustments and the escrowed amount will be adequate in all material respects to cover the resolution of these issues. Accordingly, no additional provision for any liability that might result from any of these matters has been included in the accompanying financial statements for the current year.



                                    Page -7-

3.       Earnings per share (EPS) calculations

                                                         (Amounts in thousands, except per share amounts)
                                                              For the three months ended June 30,
                                  ----------------------------------------------------------------------------------------------

                                                       2002                                             2001
                                  ----------------------------------------------    --------------------------------------------

                                       Net                           Per Share          Net                         Per Share
                                     Income           Shares          Amount          Income          Shares          Amount
                                  --------------    ------------    ------------    ------------   -------------   -------------

Basic EPS
     Income available to
     common stockholders                $ 2,094          17,547          $ 0.12         $ 4,169          17,100          $ 0.24

     Effect of dilutive
     stock options                            -             160               -               -              83               -
                                  --------------    ------------    ------------    ------------   -------------   -------------


Diluted EPS                             $ 2,094          17,707          $ 0.12         $ 4,169          17,183          $ 0.24
                                  ==============    ============    ============    ============   =============   =============




                                                                For the six months ended June 30,
                                  ----------------------------------------------------------------------------------------------

                                                      2002                                             2001
                                  ----------------------------------------------    --------------------------------------------

                                       Net                           Per Share          Net                         Per Share
                                     Income           Shares          Amount          Income          Shares          Amount
                                  --------------    ------------    ------------    ------------   -------------   -------------

     Income available to
     common stockholders                $ 4,031          17,528          $ 0.23         $ 7,164          16,746          $ 0.43

     Effect of dilutive
     stock options                            -             214               -               -             140           (0.01)
                                  --------------    ------------    ------------    ------------   -------------   -------------


Diluted EPS                             $ 4,031          17,742          $ 0.23         $ 7,164          16,886          $ 0.42
                                  ==============    ============    ============    ============   =============   =============




       The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options. The number of options that were antidilutive for the three-month periods ended June 30, 2002 and 2001 was 1,409,767 and 1,555,834, respectively. The number of options that were antidilutive for the six-month periods ended June 30, 2002 and 2001 was 635,250 and 1,541,234, respectively.

4.     Comprehensive Income

       The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. The table below sets forth the "comprehensive income" as defined by SFAS No. 130 for the three month and six month periods ended June 30, 2002 and 2001, respectively.


                                    Page -8-

                                                                (Amounts in thousands)
                                            Three Months Ended                     Six Months Ended
                                                June 30,                              June 30,
                                      --------------------------------      -------------------------------

                                          2002               2001               2002              2001
                                      --------------     -------------      --------------    -------------

Net income                                  $ 2,094           $ 4,169             $ 4,031          $ 7,164
Other comprehensive income,
     net of tax:
     Translation adjustments                  7,056              (494)              4,476           (5,084)
                                      --------------     -------------      --------------    -------------

Comprehensive income                        $ 9,150           $ 3,675             $ 8,507          $ 2,080
                                      ==============     =============      ==============    =============


5.     Segment Information

       The Company has four reportable "business group" segments corresponding to a "business group" structure. In 2002, the Company instituted a matrix-type organization. As part of the matrix organization, the Company's trailer leasing and non-consumer bleach based chemical supply businesses which were included in the Equipment Business Group in prior periods now are included in the Ultrapure Water Group. Segment information for all periods presented has been restated to reflect this change. Additionally, the Company's Aqua Cool Pure Bottled Water business, which had been reported as part of the operations of the Consumer Water Group, was sold to affiliates of Nestle S.A. on December 31, 2001 and therefore does not appear in 2002 operations.

       The following table summarizes the Company's operations by the four business group segments and "Corporate." Corporate includes legal and research and development expenses not allocated to the business groups, certain corporate administrative and insurance costs, foreign exchange gains and losses on corporate assets, as well as the elimination of intersegment transfers.


                                    Page -9-

                                                           For the three months ended June 30, 2002
                                     -----------------------------------------------------------------------------------

                                       Equipment    Ultrapure    Consumer       Instrument
                                       Business        Water        Water        Business
                                        Group         Group         Group         Group        Corporate       Total
                                     ------------  ------------  ------------  -------------   -----------  ------------

(Amounts in thousands)
Revenue - unaffiliated
    customers                            $38,648      $ 25,187       $ 8,676        $ 6,810           $ -       $79,321
Inter-segment transfers                    1,658           163             -            635        (2,456)            -
Gross profit                              10,091         6,574         3,801          4,226             -        24,692
Equity income (loss)                         689             9           265              -          (181)          782
Income (loss) before interest, tax
    and minority interest                  3,117           657        (1,166)         1,237        (1,045)        2,800
Interest income                                -             -             -              -             -           868
Interest expense                               -             -             -              -             -          (376)
Income before income taxes
    and minority interest                      -             -             -              -             -         3,292


                                                           For the three months ended June 30, 2001
                                     -----------------------------------------------------------------------------------

                                       Equipment    Ultrapure      Consumer     Instrument
                                      Business        Water         Water        Business
                                        Group         Group         Group         Group        Corporate       Total
                                     ------------  ------------  ------------  -------------   -----------  ------------

(Amounts in thousands)
Revenue - unaffiliated
    customers                            $46,166      $ 30,818      $ 30,247        $ 6,443           $ -      $113,674
Inter-segment transfers                      590           788             -            316        (1,694)            -
Gross profit                              10,340         6,433        14,722          3,453             -        34,948
Equity income (loss)                         468            (4)          144              -           (19)          589
Income (loss) before interest, tax
    and minority interest                  3,465          (781)        3,679            557          (572)        6,348
Interest income                                -             -             -              -             -           746
Interest expense                               -             -             -              -             -        (1,448)
Income before income taxes
    and minority interest                      -             -             -              -             -         5,646

                                   Page -10-

                                                          For the six months ended June 30, 2002
                                     -----------------------------------------------------------------------------------

                                      Business        Water         Water        Business
                                        Group         Group         Group         Group        Corporate       Total
                                     ------------  ------------  ------------  -------------   -----------  ------------

(Amounts in thousands)
Revenue - unaffiliated
    customers                            $76,919      $ 50,222      $ 19,167       $ 13,354           $ -      $159,662
Inter-segment transfers                    3,552           311             -          1,112        (4,975)            -
Gross profit                              19,728        12,611         7,462          8,017             -        47,818
Equity income (loss)                       1,345             7           503              -          (181)        1,674
Income (loss) before interest, tax
    and minority interest                  5,180          (411)       (2,661)         2,014         1,575         5,697
Interest income                                -             -             -              -             -         1,861
Interest expense                               -             -             -              -             -          (936)
Income before income taxes
    and minority interest                      -             -             -              -             -         6,622
Identifiable assets                      296,114       136,171        68,976         28,719        50,536       580,516
Investments in affiliated
    companies                             17,335             -         2,870              -         2,552        22,757
Goodwill                                  11,209         7,062           944              -             -        19,215


                                                              For the six months ended June 30, 2001
                                     -----------------------------------------------------------------------------------

                                       Equipment    Ultrapure      Consumer     Instrument
                                      Business        Water         Water        Business
                                        Group         Group         Group         Group        Corporate       Total
                                     ------------  ------------  ------------  -------------   -----------  ------------

(Amounts in thousands)
Revenue - unaffiliated
    customers                            $91,147      $ 71,666      $ 59,592       $ 14,231           $ -      $236,636
Inter-segment transfers                    1,987         1,969             -            998        (4,954)            -
Gross profit                              20,321        16,601        26,063          7,802             -        70,787
Equity income (loss)                         839            50           246              -          (105)        1,030
Income (loss) before interest, tax
    and minority interest                  6,366         1,022         4,994          1,708        (1,653)       12,437
Interest income                                -             -             -              -             -           971
Interest expense                               -             -             -              -             -        (3,052)
Income before income taxes
    and minority interest                      -             -             -              -             -        10,356
Goodwill                                  11,245        16,594        20,033          1,830             -        49,702

Identifiable assets at June 30, 2001 did not differ materially from identifiable assets at December 31, 2001.

6.     Accounting Pronouncements

       In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company has determined that SFAS No. 143 will not have a material impact on its financial position and results of operations.

     In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires one method of


                                   Page -11-
     accounting for long-lived assets disposed of by sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

     In May 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement. SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002. The Company does not believe that SFAS No. 145 will have a material impact on the Company's financial position and results of operations.

       In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and accordingly, the Company can only determine prospectively the impact, if any, SFAS No. 146 would have on the Company's financial position and results of operations.

7.     Goodwill and Intangible Assets

       In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses, if any, that arise due to the initial application of this standard would be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of this standard, identifies any potential goodwill impairment. As of June 30, 2002, the Company completed the transitional goodwill impairment test and determined that no adjustment to goodwill was necessary.

       In accordance with SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. All of the Company's intangible assets are subject to amortization. The Company did not record any reclassification of amounts of intangible assets into or out of the amounts previously reported as goodwill.

                                   Page -12-

     The following tables reflect the adjustments to selected consolidated financial information to present pro forma amounts which exclude amortization of goodwill:

                                                      (Amounts in thousands, except per share amounts)
                                              Three Months Ended June 30,    Six Months Ended June 30,
                                              ----------------------------------------------------------
                                                  2002           2001           2002           2001
                                              -------------  -------------   ------------   ------------

Revenues                                          $ 79,321      $ 113,674      $ 159,662      $ 236,636

Income before income taxes and
  minority interest                                $ 3,292        $ 5,646        $ 6,622       $ 10,356
Goodwill amortization                                     -           829               -         1,509
                                              ----------------------------   ---------------------------
Adjusted income before income taxes
  and minority interest                            $ 3,292        $ 6,475        $ 6,622       $ 11,865
                                              ============================   ===========================

Net income                                         $ 2,094        $ 4,169        $ 4,031        $ 7,164
Goodwill amortization, net of tax                        -            651               -         1,185
                                              ----------------------------   ---------------------------
Adjusted net income                                $ 2,094        $ 4,820        $ 4,031        $ 8,349
                                              ============================   ===========================

Reported basic earnings per share                   $ 0.12         $ 0.24         $ 0.23         $ 0.43
Goodwill amortization, net of tax                        -           0.04               -          0.07
                                              ----------------------------   ---------------------------
Adjusted basic earnings per share                   $ 0.12         $ 0.28         $ 0.23         $ 0.50
                                              ============================   ===========================

Reported diluted earnings per share                 $ 0.12         $ 0.24         $ 0.23         $ 0.42
Goodwill amortization, net of tax                        -           0.04               -          0.07
                                              ----------------------------   ---------------------------
Adjusted diluted earnings per share                 $ 0.12         $ 0.28         $ 0.23         $ 0.49
                                              ============================   ===========================


                                                   (Amounts in thousands, except per share amounts)
                                                         For the years ended December 31,
                                              ----------------------------------------------------------
                                                  2001           2000           1999
                                              -------------  -------------   ------------

Revenues                                         $ 466,732      $ 474,551      $ 358,217

(Loss) income before income taxes, minority
  interest and gain on sale of business          $ (16,631)      $ (2,224)      $ 29,731
Goodwill amortization                                2,787          2,686          2,333
                                              -------------  -------------   ------------
Adjusted (loss) income before income taxes,
  minority interest and gain on sale of business $ (13,844)         $ 462       $ 32,064
                                              =============  =============   ============

Net income (loss)                                 $ 44,701       $ (1,870)      $ 19,361
Goodwill amortization, net of tax                    2,188          2,228          1,774
                                              -------------  -------------   ------------
Adjusted net income                               $ 46,889          $ 358       $ 21,135
                                              =============  =============   ============

Reported basic earnings (loss) per share            $ 2.61        $ (0.12)        $ 1.20
Goodwill amortization, net of tax                     0.13           0.14           0.11
                                              -------------  ----------------------------
Adjusted basic earnings per share                   $ 2.74         $ 0.02         $ 1.31
                                              =============  =============   ============

Reported diluted earnings (loss) per share          $ 2.59        $ (0.12)        $ 1.18
Goodwill amortization, net of tax                     0.13           0.14           0.11
                                              -------------  ----------------------------
Adjusted diluted earnings per share                 $ 2.72         $ 0.02         $ 1.29
                                              =============  =============   ============

                                   Page -13-

       There was no change in the carrying value of goodwill during the quarter ended June 30, 2002, other than the impact of foreign currency translation adjustment. As a result of the foreign currency translation adjustment, the Equipment Business Group's goodwill balance increased $170,000 and the Ultrapure Water Group's goodwill balance increased by $8,000 from the respective balances at December 31, 2001.

       The Company's net intangible assets included in other assets in the Consolidated Balance Sheets consist principally of patents and trademarks. At June 30, 2002 and December 31, 2001, the net carrying value of these intangible assets was approximately $0.6 million. Intangible assets are amortized over a period ranging up to 20 years. All intangible assets are amortized on a straight-line basis. Amortization expense for intangible assets is estimated to be approximately $0.1 million for each of the next five years.

8.     Acquisitions

       In late June 2002, the Company's Australian subsidiary acquired the business and assets of Rudd Brothers, an Australian wholesale and retail distributor of chemical and cleaning products, for approximately $0.6 million. The assets acquired consist primarily of property, plant and equipment, inventory and certain intangibles. The allocation of the purchase price will be completed by the end of 2002. The results of operations of Rudd Brothers have not been included in the statement of operations since the acquisition was consummated at the end of the second quarter of 2002. Pro forma results of operations have not been presented as the effect of this acquisition on the financial statements was not material.

9.     Divestiture

       In May 2002, the Company completed its planned divestiture of its 55% equity interest in a Malaysian affiliate, which had previously been treated as "held for sale" and included in "other current assets." Included in the Company's first half results are revenues of $4.2 million and a $0.2 million pre-tax loss resulting from Malaysian operations. For the second quarter of 2002, revenues totaled $1.6 million and pre-tax profit amounted to $0.4 million, including a gain of approximately $0.8 million on the sale of the Company's equity interest in the Malaysian affiliate, which is included in "Selling, general and administrative" expenses.

10.    Subsequent Event

       In mid-July 2002, the Company acquired the business and assets of the EnChem division of Microbar Incorporated. The assets acquired consist primarily of patents and other intellectual property, inventory and equipment, and are used for wastewater treatment in the semiconductor industry. The purchase price was $0.4 million plus additional contingent payments to be made over a five-year period based on the profitability of the acquired business. The allocation of the purchase price will be completed by the end of 2002.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The Company's Form 10-K Annual Report for the year ended December 31, 2001 contains Management's Discussion and Analysis of Financial Condition and Results of Operations at and for the year ended December 31, 2001. The following discussion and analysis describes material changes in the Company's financial condition since December 31, 2001. The analysis of results of operations compares the three and six month periods ended June 30, 2002 with the comparable periods of the prior fiscal year.

                                   Page -14-

Results of Operations

Comparison of the Three and Six Month Periods Ended June 30, 2002 with the Three and Six Month Periods Ended June 30, 2001
--------------------------------------------------------------------------

The Company reported consolidated revenues of $79.3 million and net income of $2.1 million for the second quarter of 2002, compared to $113.7 million and $4.2 million, respectively, during the second quarter of 2001. Revenues and net income during the six months ended June 30, 2002 were $159.7 million and $4.0 million, respectively, compared to revenues and net income of $236.6 million and $7.2 million, respectively, for the six months ended June 30, 2001. Results for 2001 include the operations of the Aqua Cool Pure Bottled Water business, which was divested on December 31, 2001.

As part of the Company's adoption of a matrix business organization effective January 1, 2002, results associated with the Company's trailer leasing and non-consumer bleach based chemical supply businesses are included in the Ultrapure Water Group (UWG), rather than the Equipment Business Group (EBG) segment where they had historically been presented. Segment information for all periods presented has been restated to reflect these changes. Aggregate second quarter 2002 revenues and gross margin for these businesses were $6.1 million and $1.6 million, respectively, compared to revenues and gross margin of $5.6 million and $1.5 million, respectively, for the second quarter of 2001. For the first half of 2002, revenues and gross margin for these businesses were $13.4 million and $3.7 million, respectively, compared to revenues and gross margin of $12.6 million and $3.5 million, respectively, for the first half of 2001.

Total Company revenues for the second quarter of 2002 decreased 30.2% to $79.3 million from $113.7 million for the year-earlier period. Excluding the second quarter 2001 Aqua Cool Pure Bottled Water revenues of $19.2 million, second quarter revenues were down $15.2 million, or 16.0%, from the comparable period of 2001. Revenues for the first six months of 2002 totaled $159.7 million, compared to $236.6 million for the comparable six month period of 2001. Total revenue declined $40.9 million, or 20.4%, in the first half of 2002 compared to the same period of 2001, excluding bottled water revenues.

EBG revenues during the second quarter of 2002 of $38.6 million decreased by $7.5 million, or 16.3%, compared to revenues of $46.2 million during the second quarter of 2001. For the six-month period ended June 30, 2002, EBG revenues of $76.9 million decreased $14.2 million, or 15.6%. Revenue decreases over the year-earlier periods reflect lower revenue levels from domestic capital equipment sales, as well as the substantial completion of the construction phase of the Trinidad desalination project, for which the Company's Trinidad subsidiary serves as the equipment supply contractor.

UWG revenues during the second quarter of 2002 of $25.2 million decreased by $5.6 million, or 18.3%, compared to revenues of $30.8 million in the second quarter of 2001. During the six-month period ended June 30, 2002, revenues of $50.2 million decreased $21.4 million, or 29.9%, compared to revenues of $71.7 million for the six months ended June 30, 2001. In both periods ended June 30, 2002, revenue levels were affected by continued softness in the microelectronics industry, particularly with respect to domestic capital equipment sales.

Consumer Water Group (CWG) revenues during the second quarter of 2002 of $8.7 million decreased by $21.6 million, or 71.3%, compared to revenues of $30.2 million in the second quarter of 2001. Excluding second quarter 2001 revenues of $19.2 million associated with the bottled water business, revenues in the second quarter of 2002 decreased by $2.4 million, or 21.5%, compared to the year-earlier period. For the six months ended June 30, 2002, revenues of $19.2 million decreased $40.4 million, or 67.8%, compared to revenues of $59.6 million


                                   Page -15-
for the year-earlier period. Adjusted to exclude 2001 revenues of $36.1 million associated with the bottled water business, revenues decreased by $4.3 million, or 18.4%. Revenues were affected by a lower demand for automobile windshield wash solution and consumer bleach products of the Company's Elite Consumer Products business, and by lower demand for the Company's home water treatment equipment.

Instrument Business Group (IBG) revenues during the second quarter of 2002 of $6.8 million for the second quarter of 2002 increased $0.4 million, or 5.7%, compared to $6.4 million for the second quarter of 2001. For the six months ended June 30, 2002, revenues of $13.4 million were down $0.9 million, or 6.2%, compared to revenues of $14.2 million for the six months ended June 30, 2001. IBG revenues have also been affected by continued softness in the microelectronics industry, which is an important customer for the group's instrument products.

The Company's cost of sales as a percentage of revenue for the second quarter was 68.9% in 2002 and 69.3% in 2001, and resulting gross margin was 31.1% in the second quarter of 2002 compared to 30.7% in the second quarter of 2001. For the first half of 2002, cost of sales as a percentage of revenue of 70.1% was unchanged from the first half of 2001. For the quarter and six months ended June 30, 2002, cost of sales as a percentage of revenue decreased in the EBG, UWG, and IBG business groups and increased in the CWG segment, compared to comparable periods in 2001.

EBG's cost of sales as a percentage of revenue decreased to 73.9% in the second quarter and 74.4% in the first half of 2002, as compared to 77.6% and 77.7% in the same respective periods in 2001, reflecting a change in product mix from lower margin capital equipment revenue (including the capital equipment portion of the Trinidad project) to more profitable service and supply business. UWG's cost of sales as a percentage of revenue decreased to 73.9% and 74.9% for the second quarter and first half of 2002, respectively, as compared to 79.1% and 76.8% for the second quarter and first half of 2001, respectively. The decrease in cost of sales as a percentage of revenue is primarily attributable to reduced losses in the Company's Malaysian and Australian subsidiaries, both of which incurred significant charges in 2001, primarily losses on under-performing contracts. The Company's interest in the Malaysian subsidiary was divested in May, 2002. Cost of sales as a percentage of revenue for CWG increased to 56.2% and 61.1% in the second quarter and first half of 2002, respectively, from 51.3% and 56.3% in the second quarter and first half of 2001, respectively. The increase in cost of sales as a percentage of revenue is primarily attributable to the exclusion of the Aqua Cool Pure Bottled Water business, which was divested on December 31, 2001, as well as a gain recognized on the sale of certain bottled water assets in the second quarter of 2001. IBG's cost of sales as a percentage of revenue decreased to 37.9% and 40.0% in the second quarter and first half of 2002, respectively, as compared to 46.4% and 45.2% in the second quarter and first half of 2001, respectively. The decrease in cost of sales as a percentage of revenue primarily reflects a higher proportion of more profitable after-market service revenue as compared to lower margin capital equipment revenue.

Operating expenses ("Research and development" and "Selling, general, and administrative") as a percentage of revenue increased during the second quarter of 2002 to 28.6% from 25.7% in 2001. For the six month period, operating expenses as a percentage of revenue increased to 27.4% in 2002 from 25.1% in 2001. The increases are primarily a function of lower revenue levels during 2002 compared to 2001. Factors impacting operating expenses during the quarter ended June 30, 2002 included a gain of approximately $0.8 million resulting from the Company's divestiture of its 55% equity interest in its Malaysian subsidiary, offset by net foreign exchange losses and certain restructuring charges in the CWG segment following the Company's divestiture of the bottled water business.

For the six months ended June 30, 2002, interest income increased to $1.9 million compared to $1.0 million for the first six months of 2001. The increase in interest income reflected investment of the proceeds from the sale of the bottled water business. Interest expense of $0.4 million and $0.9 million for the second quarter and first half of 2002, respectively, decreased from $1.4


                                   Page -16-
million and $3.1 million from the respective periods in 2001, reflecting a reduction in average borrowings as a result of the pay-down of current debt, primarily from the proceeds of the sale of the bottled water business.

For the first six months of 2002, equity income increased to $1.7 million compared to $1.0 million in the first six months of 2001 primarily reflecting the Company's equity earnings in its 40% ownership interest of Desalcott and in two projects located in Mexico in which the Company has a 20% interest.

The Company's effective tax rate was 34% for all periods presented. The current year's effective rate reflects anticipated profit before tax adjusted for items such as non-deductible operating losses and anticipated tax planning initiatives.

Financial Condition

Working capital increased $6.9 million during the first six months of 2002 while the Company's current ratio of 3.0 at June 30, 2002 increased from 2.4 at December 31, 2001.

Accounts payable and accrued expenses decreased $19.6 million during the first half of 2002, reflecting lower revenue levels during the first six months of 2002 compared to 2001. Income taxes payable decreased $19.6 million during the first half of 2002, primarily reflecting tax payments made on the gain from the sale of the Company's Aqua Cool Pure Bottled Water business.

Net cash used by operating activities amounted to $26.5 million, reflecting cash used for payments of accounts payable, accrued expenses and current income taxes, offset by depreciation and amortization charges of $11.2 million. Net cash used by investing activities amounted to $14.0 million during the first six months of 2002, reflecting additions to property, plant and equipment, primarily relating to investments made in the Company's UWG segment for a build, own and operate facility in the power industry. Net cash used by financing activities totaled $2.4 million during the first six months of 2002, primarily reflecting pay-down of the Company's short-term borrowings.

In the second quarter of 2002, construction was completed on the first four (out of five) phases of the Trinidad desalination facility owned by Desalination Company of Trinidad and Tobago Ltd. (Desalcott), in which the Company has a 40% equity interest, and the facility commenced water deliveries to its customer, the Water and Sewerage Authority of Trinidad and Tobago. The Company has loaned $10 million to the 60% equity owner, Hafeez Karamath Engineering Services Ltd.
(HKES), as the source of HKES' equity contribution to Desalcott, in addition to the $10 million contributed by the Company for its 40% equity interest. In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The Company has committed to lend up to $10 million to Desalcott as an additional source of funds for project completion costs once all bridge loan proceeds have been expended. However, the bridge loan of $79.9 million and the $20 million equity provided to Desalcott, together with the additional $10 million dollars to be loaned to Desalcott by the Company, will not provide sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing. Included in these obligations is approximately $22.3 million, payable to the Company's Trinidad subsidiary for equipment and services in connection with the construction of the facility. The Company intends to convert $10 million of this amount into a loan to Desalcott to satisfy the Company's loan commitment described above. The Company anticipates that Desalcott will pay its outstanding obligations to the Company's subsidiary partially out of cash flow from the sale of water and from the proceeds of long-term debt financing. However, although Desalcott has received proposals, including a term sheet, for long-term debt financing which it anticipates obtaining by year-end, there is no assurance that such financing will be obtained on terms acceptable to Desalcott.

                                   Page -17-

During 2001, the Company acquired a 25% equity ownership interest in a Kuwaiti project company, Utilities Development Company W.L.L. (UDC), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of wastewater reuse facility in Kuwait. At March 31, 2002, the Company had deferred costs of approximately $1.1 million relating primarily to preliminary project management and initial design work on the project, and had invested $1.5 million in the project company. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and accordingly the Company commenced recognizing revenue in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Construction-Type Contracts."

On December 31, 2001, the Company completed the sale of its Aqua Cool Pure Bottled Water operations in the United States, United Kingdom and France to affiliates of Perrier-Vittel S.A., a subsidiary of Nestle S.A. (Nestle), for approximately $220 million, of which $10 million is being held in escrow pursuant to the terms of the divestiture agreement. The amount of the purchase price is subject to final adjustment based on the number of customers and working capital levels of the transferred businesses, in each case as determined in accordance with the divestiture agreement. The process for determining the number of customers and working capital levels, as well as any related purchase price adjustments, is under way. In addition, Nestle is seeking payment of certain amounts under the indemnification provisions of the divestiture agreement. While the ultimate amount of purchase price adjustments or indemnification payments, if any, cannot yet be determined with certainty, the Company currently believes that the reserves it has established for purchase price adjustments and the escrowed amount will be adequate in all material respects to cover the resolution of these issues. Accordingly, no additional provision for any liability that might result from any of these matters has been included in the accompanying financial statements for the current year.

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

Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company has determined that SFAS No. 143 will not have a material impact on its financial position and results of operations.

In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires one method of accounting for long-lived assets disposed of by sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

                                   Page -18-

In May 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement. SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002. The Company does not believe that SFAS No. 145 will have a material impact on the Company's financial position and results of operations.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit of disposal plan and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and accordingly, the Company will prospectively determine the impact,if any, SFAS No. 146 will have on the Company's financial position and results of operations

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
----------------------------------------------------------------------------

The Company's future results of operations and certain statements contained in this report, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements. Such statements are based on management's current views and assumptions and involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations. Among these factors are the matters described under "Risks and Uncertainties" contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001; business conditions and the general economy; competitive factors, such as acceptance of new products and price pressures; risk of nonpayment of accounts receivable; risks associated with foreign operations; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, as described below under "Quantitative And Qualitative Disclosures About Market Risk"; and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

In 2001, the Company's Italian subsidiary entered into a series of U.S. dollar/euro options contracts with the intent of offsetting the foreign exchange risk associated with forecasted cash flows related to an ongoing project. These options contracts were not entered into for trading purposes. In accordance with the restrictions set forth in SFAS No. 133, the contracts do not qualify for hedge accounting treatment. The fair market value of the contracts were recorded as a liability of $1.2 million in the other current liabilities section of the Consolidated Balance Sheet at December 31, 2001. End-of-period changes in the market value of the contracts were reflected in the selling, general and administrative expenses in the Consolidated Statement of Operations. In addition, the Company periodically enters into foreign exchange contracts to


                                   Page -19-
hedge certain operational and balance sheet exposures against changes in foreign currency exchange rates. The Company had no foreign exchange contracts outstanding at June 30, 2002 and 2001.

Market Risk

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is not material due to the short-term nature of these investments. At June 30, 2002, the Company had $9.6 million of short-term debt and $11.1 million of long-term debt outstanding. The major portion of this debt has variable interest rates and, therefore is subject to interest rate risk. However, a hypothetical increase of 10% in these interest rates for a one-year period would result in additional interest expense that would not be material in the aggregate. The Company's net foreign currency exchange gain was approximately $1.5 million for the six months ended June 30, 2002, compared to $0.3 million for the six months ended June 30, 2001. The Company's exposure to foreign currency exchange rate fluctuations is moderated by the fact that the operations of its international subsidiaries are primarily conducted in their respective local currencies. Also, in certain situations, the Company will consider entering into forward exchange contracts to mitigate the impact of foreign currency exchange fluctuations.



                                   Page -20-

                           PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

a) The Annual Meeting of the Stockholders was held on May 8, 2002. Douglas R. Brown, Kathleen F. Feldstein, Arthur L. Goldstein and Carl S. Sloane were reelected as Class I Directors for a three-year term. Continuing as Class II Directors until the 2003 Annual Meeting are Arnaud de Vitry d'Avaucourt, William E. Katz, Daniel I. C. Wang and Mark S. Wrighton. Continuing as Class III Directors until the 2004 Annual Meeting are Stephen L. Brown, William K. Reilly, John J. Shields and Allen S. Wyett. The numbers of votes cast for the election of the Class I Directors were as follows:

                                   For             Withheld
                                   ---             --------
     Douglas R. Brown           12,185,123         2,246,851
     Kathleen F. Feldstein      12,184,070         2,247,905
     Arthur L. Goldstein        12,178,072         2,253,903
     Carl S. Sloane             12,183,827         2,248,148

b) The other matters submitted for stockholder approval were (i) approval of an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares available for issue under such Plan by 800,000 shares, and (ii) the ratification of the selection of PricewaterhouseCoopers LLP as the Company's auditors for 2002. The following were cast in connection with these matters:

       i)     Approval of Amendment to 1997 Stock Incentive Plan

              Votes for:                    8,844,428
              Votes against:                5,498,404
              Abstentions:                     89,192

       ii) Ratification of the selection of PricewaterhouseCoopers LLP as auditors for 2002.

              Votes for:                   14,071,166
              Votes against:                  318,749
              Abstentions:                     42,059

Item 6.       Exhibits and Reports on Form 8-K

a)     Exhibits

       None

b)     Reports on Form 8-K

       One report on Form 8-K was filed by the Company with the Securities and Exchange Commission during the three-month period ended June 30, 2002. This report, filed on June 24, 2002, reported under Item 5 the signing of certain contracts in connection with a wastewater treatment project in Kuwait.



                                   Page -21-

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              IONICS, INCORPORATED


Date:  August 14 , 2002       By: /s/Arthur L. Goldstein
                                  -----------------------------------
                                  Arthur L. Goldstein
                                  Chairman and Chief Executive Officer
                                  (duly authorized officer)



Date:  August 14 , 2002       By: /s/Daniel M. Kuzmak
                                  -----------------------------------------
                                  Daniel M. Kuzmak
                                  Vice President and Chief Financial Officer
                                  (principal financial officer)