Form 10-Q
period 2002-11-14
IONICS INC
filed 2002-11-14
CIK 52466

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

                                       or

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

At September 30, 2002 the Company had 17,552,078 shares of Common Stock, par value $1 per share, outstanding.

                              IONICS, INCORPORATED
                                    FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2002




                                      INDEX
                                                                          PAGE

PART I - FINANCIAL INFORMATION                                             2

Item 1.  Financial Statements                                              2

         Consolidated Statements of Operations
         Three Months and Nine Months Ended September 30, 2002 and 2001    2

         Consolidated Balance Sheets
         September 30, 2002 and December 31, 2001                          3

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2002 and 2001                     4

         Notes to Consolidated Financial Statements                       5-14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       15-22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      22-23

Item 4.  Controls and Procedures                                          23

PART II -OTHER INFORMATION                                                24

         Item 6.     Exhibits and Reports on Form 8-K                     24

         SIGNATURES                                                       25

         CERTIFICATIONS                                                 26-27

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                              IONICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                  Three months ended             Nine months ended
                                                                     September 30,                 September 30,
                                                              ----------------------------  ----------------------------
                                                                  2002           2001           2002           2001
                                                              -------------  -------------  -------------  -------------
                                                                                            (as restated)
Revenues:
     Equipment Business Group                                     $ 41,437       $ 39,071      $ 112,630      $ 120,409
     Ultrapure Water Group                                          25,169         32,835         75,354        104,501
     Consumer Water Group                                            9,861         34,454         29,139         93,882
     Instrument Business Group                                       6,990          6,033         20,344         20,264
     Affiliated companies                                            3,330          5,900          9,022         15,873
                                                              -------------  -------------  -------------  -------------
                                                                    86,787        118,293        246,489        354,929
                                                              -------------  -------------  -------------  -------------
Costs and expenses:
     Cost of sales of Equipment Business Group                      31,492         29,834         83,867         91,022
     Cost of sales of Ultrapure Water Group                         20,038         26,252         57,649         81,317
     Cost of sales of Consumer Water Group                           6,409         19,399         18,113         52,847
     Cost of sales of Instrument Business Group                      2,983          3,272          8,320          9,701
     Cost of sales to affiliated companies                           2,977          5,834          8,294         15,553
     Research and development                                        1,617          1,496          4,832          4,795
     Selling, general and administrative                            21,346         25,655         62,746         81,736
                                                              -------------  -------------  -------------  -------------
                                                                    86,862        111,742        243,821        336,971
                                                              -------------  -------------  -------------  -------------

Income (loss) from operations                                          (75)         6,551          2,668         17,958

Interest income                                                        807            176          2,668          1,147

Interest expense                                                      (338)        (1,221)        (1,274)        (4,273)

Equity income                                                          722            876          2,396          1,906
                                                              -------------  -------------  -------------  -------------

Income before income taxes and minority interest                     1,116          6,382          6,458         16,738

Provision for income taxes                                             474          2,170          2,647          5,691
                                                              -------------  -------------  -------------  -------------

Income before minority interest                                        642          4,212          3,811         11,047

Minority interest in (earnings) losses                                (283)            (1)          (708)           328
                                                              -------------  -------------  -------------  -------------

Net income                                                           $ 359        $ 4,211        $ 3,103       $ 11,375
                                                              =============  =============  =============  =============

Basic earnings per share                                            $ 0.02         $ 0.24         $ 0.18         $ 0.67
                                                              =============  =============  =============  =============

Diluted earnings per share                                          $ 0.02         $ 0.24         $ 0.18         $ 0.66
                                                              =============  =============  =============  =============

Shares used in basic earnings per share calculations                17,552         17,449         17,537         16,983
                                                              =============  =============  =============  =============

Shares used in diluted earnings per share calculations              17,597         17,626         17,694         17,132
                                                              =============  =============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                              IONICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
           (Amounts in thousands, except share and par value amounts)

                                                                      September 30,     December 31,
                                                                          2002              2001
                                                                     ----------------  ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                             $ 143,950         $ 178,283
     Short-term investments                                                        -                21
     Notes receivable, current                                                 4,978             4,892
     Accounts receivable, net                                                 99,211           118,255
     Receivables from affiliated companies                                    26,904            17,199
     Inventories:
         Raw materials                                                        19,426            20,047
         Work in process                                                       9,275             7,547
         Finished goods                                                        6,771             5,219
                                                                     ----------------  ----------------
                                                                              35,472            32,813
     Other current assets                                                     12,555            11,031
     Deferred income taxes                                                    14,298            16,297
                                                                     ----------------  -----------------
         Total current assets                                                337,368           378,791
Notes receivable, long-term                                                   26,852            23,210
Investments in affiliated companies                                           22,645            23,798
Property, plant and equipment:
     Land                                                                      6,340             6,288
     Buildings                                                                43,567            41,272
     Machinery and equipment                                                 267,745           243,964
     Other, including furniture, fixtures and vehicles                        31,103            29,938
                                                                     ----------------  -----------------
                                                                             348,755           321,462
     Less accumulated depreciation                                           172,677           154,430
                                                                     ----------------  -----------------
                                                                             176,078           167,032
Goodwill                                                                      19,522            19,037
Deferred income taxes, long-term                                              12,487            12,643
Other assets                                                                   7,742             8,802
                                                                     ----------------  -----------------
         Total assets                                                      $ 602,694         $ 633,313
                                                                     ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current portion of long-term debt                     $ 1,651          $ 14,257
     Accounts payable                                                         27,076            34,640
     Customer deposits                                                        13,262             2,159
     Accrued commissions                                                       1,697             2,011
     Accrued expenses                                                         50,676            58,064
     Income taxes payable                                                     18,929            45,735
                                                                     ----------------  ----------------
         Total current liabilities                                         $ 113,291           156,866

Long-term debt and notes payable                                              11,078            10,126
Deferred income taxes                                                         36,799            34,199
Deferred revenue from affiliated companies                                     3,762             3,360
Other liabilities                                                              3,104             5,409
Commitments and contingencies

Stockholders' equity:
     Common stock, par value $1, authorized shares: 55,000,000;
     issued and outstanding: 17,552,078 in 2002 and
     17,477,005 in 2001                                                       17,552            17,477
     Additional paid-in capital                                              190,360           188,555
     Retained earnings                                                       245,420           242,317
     Accumulated other comprehensive loss                                    (18,672)          (24,996)
                                                                     ----------------  ----------------
         Total stockholders' equity                                          434,660           423,353
                                                                     ----------------  ----------------
         Total liabilities and stockholders' equity                        $ 602,694         $ 633,313
                                                                     ================  ================

The accompanying notes are an integral part of these consolidated financial statements.

                              IONICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amountss in thousands)


                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                              ----------------------------------
                                                                                   2002              2001
                                                                              ----------------  ----------------
                                                                               (as restated)
Operating activities:
      Net income                                                                      $ 3,103          $ 11,375
      Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
         Depreciation and amortization                                                 17,334            24,774
         Amortization of goodwill                                                           -             2,189
         Provision for losses on accounts and notes receivable                            791             2,255
         Equity in earnings of affiliates                                              (2,396)           (1,906)
         Changes in assets and liabilities:
            Notes receivable                                                           (5,269)           (5,988)
            Accounts receivable and receivables from affiliated companies              11,945             2,438
            Inventories                                                                (2,124)           (9,065)
            Other current assets                                                          730              (819)
            Investments in affiliated companies                                         3,937               903
            Accounts payable and accrued expenses                                     (16,747)           (9,464)
            Customer deposits                                                          10,493            (1,536)
            Income taxes                                                              (25,637)            1,656
            Other                                                                        (798)             (457)
                                                                              ----------------  ----------------
               Net cash (used in) provided by operating activities                     (4,638)           16,355
                                                                              ----------------  ----------------
Investing activities:
      Additions to property, plant and equipment                                      (24,526)          (27,394)
      Disposals of property, plant and equipment                                        1,782             1,617
      Additional investments in affiliates                                                  -            (5,479)
      Acquisitions, net of cash acquired                                               (1,035)                -
      Sale of short-term investments                                                       90               425
                                                                              ----------------  ----------------
               Net cash used in investing activities                                  (23,689)          (30,831)
                                                                              ----------------  ----------------
Financing activities:
      Principal payments on current debt                                              (73,764)          (88,569)
      Proceeds from borrowings of current debt                                         61,068            75,137
      Principal payments on long-term debt                                               (727)           (1,158)
      Proceeds from borrowings of long-term debt                                        1,334               250
      Proceeds from issuance of common stock                                               60            21,814
      Proceeds from stock option plans                                                  1,661             4,872
                                                                              ----------------  ----------------
               Net cash (used in) provided by financing activities                    (10,368)           12,346
                                                                              ----------------  ----------------
Effect of exchange rate changes on cash                                                 4,362              (342)
                                                                              ----------------  ----------------
Net change in cash and cash equivalents                                               (34,333)           (2,472)
Cash and cash equivalents at beginning of period                                      178,283            25,497
                                                                              ----------------  ----------------
Cash and cash equivalents at end of period                                          $ 143,950          $ 23,025
                                                                              ================  ================

The accompanying notes are an integral part of these consolidated financial statements.

                              IONICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     Basis of Presentation

       The consolidated quarterly financial statements of Ionics, Incorporated (the "Company") are unaudited; however, in the opinion of the management of the Company, all adjustments have been made that are necessary for a fair statement of the consolidated financial position of the Company, the consolidated results of its operations and the consolidated cash flows for each period presented. The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year or any future period.

       The accompanying financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's financial statements for the year ended December 31, 2001. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the Company's December 31, 2001 audited financial statements have been omitted from these financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. These financial statements should be read in conjunction with the Company's 2001 Annual Report as filed on Form 10-K (the "2001 Form 10-K") with the Securities and Exchange Commission.

       Certain prior year amounts have been reclassified to conform to the current year presentations. As part of the Company's adoption of a matrix business organization effective January 1, 2002, results associated with the Company's trailer leasing and non-consumer bleach based chemical supply businesses are included in the Ultrapure Water Group (UWG) segment, rather than the Equipment Business Group (EBG) segment where they had historically been presented. Segment information for all periods has been presented to reflect these changes. See Note 5. In addition, the consolidated quarterly financial statements now reflect as "affiliated companies" revenues and costs derived from transactions with affiliated entities in which the Company maintains less than a majority equity interest (see Note 5 of Notes to Consolidated Financial Statements of the 2001 Form 10-K). These amounts had previously been reflected within the reportable business segments. Shipping and handling costs are included in revenue and cost of sales.

2.     Commitments and Contingencies

       Trinidad Project. In the second quarter of 2002, construction was completed on the first four (out of five) phases of the Trinidad desalination facility owned by Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), in which the Company has a 40% equity interest, and the facility commenced water deliveries to its customer, the Water and Sewerage Authority of Trinidad and Tobago. In 2000, the Company acquired 200 ordinary shares of Desalcott for $10 million and loaned $10 million to Hafeez Karamath Engineering Services Ltd. ("HKES"), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire an additional 200 ordinary shares of Desalcott. Prior to those investments, HKES owned 100 ordinary shares of Desalcott. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott. The Company records 100% of any net loss and 40% of any net income reported by Desalcott. In periods in which Desalcott has an accumulated loss (as opposed to retained earnings), the Company records 100% of any net income of Desalcott up to the amount of Desalcott's accumulated loss, and 40% of any net income thereafter.

       The Company's $10 million loan to HKES is included in long-term notes receivable on the Company's consolidated balance sheets. The loan bears interest at a rate equal to 2% above LIBOR, with interest payable starting October 25, 2002 and every six months thereafter and at maturity. Prior to maturity, however, accrued interest payments (as well as principal payments) are payable only to the extent dividends or other distributions are paid by Desalcott on the ordinary shares of Desalcott owned by HKES and pledged to the Company. Principal repayment is due in 14 equal installments commencing on April 25, 2004 and continuing semiannually thereafter. The loan matures and is payable in full on April

       25, 2011. The loan is secured by a security interest in the shares of Desalcott owned by HKES and purchased with the borrowed funds, which is subordinate to the security interest in those shares in favor of the Trinidad bank that provided the construction financing for Desalcott. In addition, any dividends or other distributions paid by Desalcott to HKES must be applied to loan payments to the Company.

       In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The Company is obligated to lend up to $10 million to Desalcott as an additional source of funds for project completion costs once all bridge loan proceeds have been expended. However, the bridge loan of $79.9 million and the $20 million equity provided to Desalcott (together with the additional $10 million dollars the Company is obligated to lend to Desalcott) have not to provided sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing. Included in Desalcott's obligations is approximately $24.2 million payable to the Company's Trinidad subsidiary for equipment and services purchased in connection with the construction of the facility. The Company currently intends to convert $10 million of this amount into a loan to Desalcott to satisfy the Company's loan commitment described above. The terms of this loan are currently being negotiated with Desalcott. The Company currently anticipates that Desalcott will pay its remaining outstanding obligations to the Company's subsidiary partially out of cash flow from the sale of water and from the proceeds from new long-term debt financing. Desalcott has received proposals for new long-term debt financing, including a term sheet and a draft term loan agreement from the Trinidad bank which provided the bridge loan, which it anticipates completing by year-end. Such new long-term debt financing may not be completed on terms acceptable to Desalcott, or at all. Moreover, although the Trinidad bank that made the bridge loan to Desalcott has not required repayment of the bridge loan, which matured on September 1, 2002, pending completion of the long-term debt financing, there can be no assurance that the bank will not exercise its rights and foreclose on its collateral, in which event the Company's equity investment in, and receivable from, Desalcott as well as the loan receivables from HKES would be at risk.

       Kuwait Project. During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and accordingly the Company commenced recognizing revenue in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Construction-Type Contracts." At September 30, 2002, the Company had invested a total of $1.6 million in UDC as equity contributions and subordinated debt. The Company is committed to make additional contributions of equity or subordinated debt to UDC of $15.9 million over a two to three year period.

       Israel Projects. The Company entered into agreements with Kibbutz Ma'agan Micha'el, an Israeli cooperative society, and I.P.P.S. Infrastructure Enterprises Ltd., an Israeli corporation, for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. In August 2002, MDL entered into a concession contract with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. At September 30, 2002, the Company had made a nominal equity investment in MDL, and had deferred costs of approximately $645,000 relating to the design and development work on the project. The Company currently anticipates that it will invest approximately $1 million in MDL for its 49% equity interest. MDL is currently seeking approximately $7.7 million of debt financing for the project. If MDL is unable to obtain such debt financing, the Company would expense all its deferred costs relating to the project but would incur no other liability, inasmuch as no performance bond has been issued for the project.

       In January 2002, the Company entered into agreements with Baran Group Ltd. and Dor Chemicals Ltd., both Israeli corporations, giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). On October 28, 2002, CDL was awarded a concession agreement by the Israeli Water Desalination Agency (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. At September 30, 2002, the Company had not yet made any equity investment in CDL, and had deferred costs of approximately $257,000 relating to the engineering design and development work on the project. If CDL obtains long-term project financing, the Company's total equity investment to be made in CDL would be approximately $8 million. The timing of such investment will depend upon the terms of the long-term financing agreement. Although the Company currently anticipates that CDL will obtain long-term financing for the project by the required date in April 2003, such financing may not be obtained. If CDL is unable to obtain such financing, the Company would expense all its deferred costs relating to the project and any investment the Company may have made in CDL (estimated to be approximately $0.8 million by the time of the closing of the long-term financing), and could incur its one-third proportionate share ($2.5 million) of liability under a $7.5 million performance bond issued on behalf of CDL.

       Aqua Cool Pure Bottled Water Operations Disposition. On December 31, 2001, the Company completed the sale of its Aqua Cool Pure Bottled Water operations in the United States, United Kingdom and France to affiliates of Perrier-Vittel S.A., a subsidiary of Nestle S.A. ("Nestle"), for approximately $220 million, of which $10 million is being held in escrow pursuant to the terms of the divestiture agreement. The amount of the purchase price is subject to final adjustment based on the number of customers and working capital levels of the transferred businesses, in each case as determined in accordance with the divestiture agreement. The process for determining the number of customers and working capital levels, as well as any related purchase price adjustments, is under way. In addition, Nestle is seeking payment of certain amounts under the indemnification provisions of the divestiture agreement. While the ultimate amount of purchase price adjustments or indemnification payments, if any, cannot yet be determined with certainty, the Company currently believes that the reserves it has established for purchase price adjustments and the escrowed amount will be adequate in all material respects to cover the resolution of these issues. Accordingly, no additional provision for any liability that might result from any of these matters has been included in the accompanying financial statements for the current year.

       Litigation. The Company is involved in the normal course of its business in various litigation matters, some of which are in the pre-trial discovery stages. The Company believes that none of the pending matters will have an outcome material to its financial condition or results of operations.

3.     Earnings per share (EPS) calculations

                                                          (Amounts in thousands, except per share amounts)

                                                               For the three months ended September 30,
                               ------------------------------------------------------------------------------------------------
                                    2002                                              2001
                               ------------------------------------------------   ---------------------------------------------
                                     Net                           Per Share          Net                          Per Share
                                   Income            Shares          Amount          Income          Shares          Amount
                               ----------------   -------------   -------------   -------------   -------------   -------------
Basic EPS
     Income available to
     common stockholders                 $ 359          17,552          $ 0.02         $ 4,211          17,449          $ 0.24

     Effect of dilutive
     stock options                           -              45               -               -             177               -
                               ----------------   -------------   -------------   -------------   -------------   -------------

Diluted EPS                              $ 359          17,597          $ 0.02         $ 4,211          17,626          $ 0.24
                               ================   =============   =============   =============   =============   =============



                                                              For the nine months ended September 30,
                               ------------------------------------------------------------------------------------------------
                                    2002                                              2001
                               ------------------------------------------------   ---------------------------------------------
                                     Net                           Per Share          Net                          Per Share
                                   Income            Shares          Amount          Income          Shares          Amount
                               ----------------   -------------   -------------   -------------   -------------   -------------
Basic EPS
     Income available to
     common stockholders               $ 3,103          17,537          $ 0.18        $ 11,375          16,983          $ 0.67

     Effect of dilutive
     stock options                           -             157               -               -             149           (0.01)
                               ----------------   -------------   -------------   -------------   -------------   -------------

Diluted EPS                            $ 3,103          17,694          $ 0.18        $ 11,375          17,132          $ 0.66
                               ================   =============   =============   =============   =============   =============

       The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options. The number of options that were antidilutive for the three month periods ended September 30, 2002 and 2001 was 1,824,017 and 1,416,317, respectively. The number of options that were antidilutive for the nine month periods ended September 30, 2002 and 2001 was 1,444,467 and 1,448,317, respectively.

4.     Comprehensive Income

       The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. The table below sets forth the "comprehensive income" as defined by SFAS No. 130 for the three and nine month periods ended September 30, 2002 and 2001, respectively.

                                              (Amounts in thousands)
                                                Three Months Ended                   Nine Months Ended
                                                   September 30,                       September 30,
                                          -------------------------------     --------------------------------
                                              2002             2001                2002             2001
                                          --------------   --------------     ---------------  ---------------
Net income                                        $ 359          $ 4,211             $ 3,103         $ 11,375
Other comprehensive income
     (loss), net of tax:
     Translation adjustments                      1,848            2,810               6,324           (2,274)
                                          --------------   --------------     ---------------  ---------------
Comprehensive income                            $ 2,207          $ 7,021             $ 9,427          $ 9,101
                                          ==============   ==============     ===============  ===============

5.       Segment Information

       The Company has four reportable "business group" segments corresponding to a "business group" structure. In 2002, the Company instituted a matrix-type organization. As part of the matrix organization, the Company's trailer leasing and non-consumer bleach based chemical supply businesses which were included in the Equipment Business Group in prior periods now are included in the Ultrapure Water Group. Segment information for all periods has been presented to reflect these changes. In addition, (i) the Company's Aqua Cool Pure Bottled Water business, which had been reported as part of the Consumer Water Group, was sold to affiliates of Nestle S.A. on December 31, 2001 and therefore does not appear in 2002 operations; and (ii) the Company's majority-owned Malaysian subsidiary, which had been reported as part of the Ultrapure Water Group, was divested in May 2002 and is reflected in 2002 operations through the divestiture date.

       The following table summarizes the Company's operations by the four business group segments and "Corporate." Corporate includes legal, research and development expenses not allocated to the business groups, certain corporate administrative and insurance costs, foreign exchange gains and losses on corporate assets, as well as the elimination of intersegment transfers.

                                                           For the three months ended September 30, 2002
                                     ----------------------------------------------------------------------------------------
                                       Equipment      Ultrapure      Consumer       Instrument
                                       Business         Water           Water        Business
                                         Group          Group           Group         Group        Corporate       Total
                                     --------------  -------------   ------------  -------------  ------------  -------------
(Amounts in thousands)
Revenue - unaffiliated                    $ 41,437       $ 25,169        $ 9,861        $ 6,990           $ -       $ 83,457
Revenue - affiliated                         3,321              -              9              -             -          3,330
Inter-segment transfers                        349            269              -            530        (1,148)             -
Gross profit - unaffiliated                  9,945          5,131          3,452          4,007             -         22,535
Gross profit - affiliated                      349              -              4              -             -            353
Equity income                                  330              -            222              -           170            722
Income (loss) before interest,
     tax and minority interest               1,656           (887)          (829)         1,018          (311)           647
Interest income                                                                                                          807
Interest expense                                                                                                        (338)
Income before income taxes
     and minority interest                                                                                             1,116

                                                         For the three months ended September 30, 2001
                                     ----------------------------------------------------------------------------------------
                                       Equipment      Ultrapure       Consumer      Instrument
                                       Business         Water           Water        Business
                                         Group          Group           Group         Group        Corporate       Total
                                     --------------  -------------   ------------  -------------  ------------  -------------
(Amounts in thousands)
Revenue - unaffiliated                    $ 39,071       $ 32,835       $ 34,454        $ 6,033           $ -      $ 112,393
Revenue - affiliated                         5,899              -              1              -             -          5,900
Inter-segment transfers                        374            491              -            334        (1,199)             -
Gross profit - unaffiliated                  9,237          6,583         15,055          2,761             -         33,636
Gross profit - affiliated                       66              -              -              -             -             66
Equity income                                  548              1            227              -           100            876
Income (loss) before interest,
     tax and minority interest               2,856           (800)         3,452            335         1,584          7,427
Interest income                                                                                                          176
Interest expense                                                                                                      (1,221)
Income before income taxes,
     and minority interest                                                                                             6,382

                                                             For the nine months ended September 30, 2002
                                     ----------------------------------------------------------------------------------------
                                       Equipment      Ultrapure       Consumer      Instrument
                                       Business         Water           Water        Business
                                         Group          Group           Group         Group        Corporate       Total
                                     --------------  -------------   ------------  -------------  ------------  -------------
(Amounts in thousands)
Revenue - unaffiliated                   $ 112,630       $ 75,354       $ 29,139       $ 20,344           $ -      $ 237,467
Revenue-affiliated                           9,010              -             12              -             -          9,022
Inter-segment transfers                      3,901            580              -          1,642        (6,123)             -
Gross profit - unaffiliated                 28,763         17,705         11,026         12,024             -         69,518
Gross profit - affiliated                      722              -              6              -             -            728
Equity income (loss)                         1,675              7            725              -           (11)         2,396
Income (loss) before interest,
     tax and minority interest               5,979         (1,603)        (3,576)         3,032         1,232          5,064
Interest income                                                                                                        2,668
Interest expense                                                                                                      (1,274)
Income before income taxes,
     and minority interest                                                                                             6,458
Identifiable assets                        321,550        139,705         52,256         30,198        36,340        580,049
Investment in affiliated companies          17,236              -          2,829              -         2,580         22,645
Goodwill                                    11,519          7,059            944              -             -         19,522
Other intangible assets                        103          1,307             95            289            52          1,846

                                                           For the nine months ended September 30, 2001
                                     ----------------------------------------------------------------------------------------
                                       Equipment      Ultrapure       Consumer      Instrument
                                       Business         Water           Water        Business
                                         Group          Group           Group         Group        Corporate       Total
                                     --------------  -------------   ------------  -------------  ------------  -------------
(Amounts in thousands)
Revenue - unaffiliated                   $ 120,409      $ 104,501       $ 93,882       $ 20,264           $ -      $ 339,056
Revenue - affiliated                        15,708              -            165              -             -         15,873
Inter-segment transfers                      2,361          2,457              -          1,332        (6,150)             -
Gross profit - unaffiliated                 29,387         23,184         41,035         10,563             -        104,169
Gross profit - affiliatead                     237              -             83              -             -            320
Equity income (loss)                         1,387             51            473              -            (5)         1,906
Income (loss) before interest,
     tax and minority interest               9,222            222          8,446          2,043           (69)        19,864
Interest income                                                                                                        1,147
Interest expense                                                                                                      (4,273)
Income before income taxes,
     and minority interest                                                                                            16,738
Identifiable assets                        283,667        149,197        141,252         30,034       (42,100)       562,050
Investment in affiliated companies          18,765              -          3,345              -         2,784         24,894
Goodwill                                    11,213         16,912         19,153          1,812             -         49,090
Other intangible assets                        132             24            166            329             -            651

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

       In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement. SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002. The Company does not believe that SFAS No. 145 will have a material impact on the Company's financial position and results of operations.

       In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and accordingly, the Company can only determine prospectively the impact, if any, SFAS No. 146 would have on the Company's financial position and results of operations.

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

       The following tables reflect the adjustments to selected consolidated financial information to present pro forma amounts which exclude amortization of goodwill:


                                                           (Amounts in thousands, except per share amounts)
                                                           Three months ended             Nine months ended
                                                              September 30,                  September 30,
                                                      -----------------------------  -----------------------------
                                                          2002           2001            2002           2001
                                                      -------------  --------------  -------------  --------------

Net income                                                   $ 359         $ 4,211        $ 3,103        $ 11,375
Goodwill amortization, net of tax                                -             534              -           1,718
                                                      -------------  --------------  -------------  --------------
Adjusted net income                                          $ 359         $ 4,745        $ 3,103        $ 13,093
                                                      =============  ==============  =============  ==============

Reported basic earnings per share                           $ 0.02          $ 0.24         $ 0.18          $ 0.67
Goodwill amortization, net of tax                                -            0.03              -            0.10
                                                      -------------  --------------  -------------  --------------
Adjusted basic earnings per share                           $ 0.02          $ 0.27         $ 0.18          $ 0.77
                                                      =============  ==============  =============  ==============

Reported diluted earnings per share                         $ 0.02          $ 0.24         $ 0.18          $ 0.66
Goodwill amortization, net of tax                                -            0.03              -            0.10
                                                      -------------  --------------  -------------  --------------
Adjusted diluted earnings per share                         $ 0.02          $ 0.27         $ 0.18          $ 0.76
                                                      =============  ==============  =============  ==============

                                                      (Amounts in thousands, except per share amounts)
                                                           For the years ended December 31,
                                                      --------------------------------------------
                                                          2001           2000            1999
                                                      -------------  --------------  -------------

Net income (loss)                                         $ 44,701        $ (1,870)      $ 19,361
Goodwill amortization, net of tax                            2,188           2,228          1,774
                                                      -------------  --------------  -------------
Adjusted net income                                       $ 46,889           $ 358       $ 21,135
                                                      =============  ==============  =============

Reported basic earnings (loss) per share                    $ 2.61         $ (0.12)        $ 1.20
Goodwill amortization, net of tax                             0.13            0.14           0.11
                                                      -------------  --------------  -------------
Adjusted basic earnings per share                           $ 2.74          $ 0.02         $ 1.31
                                                      =============  ==============  =============

Reported diluted earnings (loss) per share                  $ 2.59         $ (0.12)        $ 1.18
Goodwill amortization, net of tax                             0.13            0.14           0.11
                                                      -------------  --------------  -------------
Adjusted diluted earnings per share                         $ 2.72          $ 0.02         $ 1.29
                                                      =============  ==============  =============

       The change in the carrying value of goodwill during the quarter ended September 30, 2002, reflects the impact of foreign currency translation adjustments and other adjustments.

       The Company's net intangible assets included in "Other assets" in the Consolidated Balance Sheets consist principally of patents and trademarks. At September 30, 2002 and December 31, 2001, the net carrying value of these intangible assets was approximately $1.9 million and $0.6 million, respectively. Intangible assets are amortized over a period ranging up to 20 years. All intangible assets are amortized on a straight-line basis. Amortization expense for intangible assets is estimated to be approximately $0.5 million for each of the next five years.

8.     Restatement of Quarterly Financial Statements

       On November 5, 2002, the Company announced that it will be restating its consolidated financial statements for the three month periods ended March 31, 2002 and June 30, 2002 and the six month period ended June 30, 2002, primarily as a result of intercompany transactions, including transactions between the Company and its French subsidiary that were erroneously recorded at the subsidiary level. The Company currently intends to file amendments to its quarterly reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002 that include the restated consolidated financial statements for the 2002 periods presented therein. During the three month period ended September 30, 2002, the Company recorded adjustments of approximately $90,000, which represented immaterial corrections to prior year periods. The restatement will not materially impact any items on the Company's consolidated balance sheets as of March 31, 2002 and June 30, 2002. The effect of the restatement adjustments are reflected in the results of operations for the nine months ended September 30, 2002. The following table presents a summary of the impact of the restatements on the Company's consolidated statements of operations:

                                (Amounts in thousands, except per share amounts)
                                      Three months ended March 31, 2002
                                    ---------------------------------------
                                     As originally
                                        reported            As restated
                                    -----------------     -----------------

Revenues                                    $ 80,341              $ 80,005
Costs and expenses                            78,336                78,691
Income from operations                         2,005                 1,314
Income before income taxes
    and minority interest                      3,330                 2,639
Provision for income taxes                     1,132                   876
Minority interest in earnings                   (261)                 (264)
Net income                                     1,937                 1,499
Diluted earnings per share                    $ 0.11                $ 0.08

                                       Three months ended June 30, 2002
                                    ---------------------------------------
                                     As originally
                                        reported            As restated
                                    -----------------     -----------------

Revenues                                    $ 79,321              $ 79,697
Costs and expenses                            77,303                78,268
Income from operations                         2,018                 1,429
Income before income taxes
    and minority interest                      3,292                 2,703
Provision for income taxes                     1,119                 1,297
Minority interest in earnings                    (79)                 (161)
Net income                                     2,094                 1,245
Diluted earnings per share                    $ 0.12                $ 0.07

                                        Six months ended June 30, 2002
                                    ---------------------------------------
                                     As originally
                                        reported            As restated
                                    -----------------     -----------------

Revenues                                   $ 159,662             $ 159,702
Costs and expenses                           155,639               156,959
Income from operations                         4,023                 2,743
Income before income taxes
    and minority interest                      6,622                 5,342
Provision for income taxes                     2,251                 2,173
Minority interest in earnings                   (340)                 (425)
Net income                                     4,031                 2,744
Diluted earnings per share                    $ 0.23                $ 0.15

9.     Acquisitions

       In June 2002, the Company's Australian subsidiary acquired the business and assets of Rudd Brothers, an Australian wholesale and retail distributor of chemical and cleaning products, for approximately $0.6 million in cash. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. The assets acquired consist primarily of property, plant and equipment, inventory, certain intangibles and goodwill. The results of operations of Rudd Brothers have been included in the Company's statements of operations from the date of acquisition. Pro forma results of operations have not been presented, as the effect of this acquisition on the financial statements was not material to the Company's results of operations.

       In July 2002, the Company acquired the business and assets of the EnChem division of Microbar Incorporated. The purchase price was $0.4 million in cash plus additional contingent payments to be made over a five-year period based on the profitability of the acquired business. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. The assets acquired consist primarily of patents and other intellectual property, inventory and equipment, and are used for wastewater treatment in the semiconductor industry. The results of operations of the EnChem division have been included in the Company's statements of operations from the date of acquisition. Pro forma results of operations have not been presented, as the effect of this acquisition on the financial statements was not material to the Company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission. The following discussion and analysis describes material changes in the Company's financial condition since December 31, 2001. The analysis of results of operations compares the three and nine month periods ended September 30, 2002 with the comparable periods of the prior fiscal year.

Restatement and Reclassifications

On November 5, 2002, the Company announced that it will be restating its consolidated financial statements for the three month periods ended March 31, 2002 and June 30, 2002 and the six month period ended June 30, 2002, primarily as a result of intercompany transactions, including transactions between the Company and its French subsidiary that were erroneously recorded at the subsidiary level. The Company's consolidated financial statements as of and for the three and nine months ended September 30, 2002 reflect the cumulative effect of the restatement. See Note 8 to Notes to Consolidated Financial Statements.

As part of the Company's adoption of a matrix business organization structure effective January 1, 2002, results associated with the Company's trailer leasing and non-consumer bleach based chemical supply businesses are included in the Ultrapure Water Group ("UWG") segment, rather than the Equipment Business Group ("EBG") segment where they had historically been presented. Segment information for all periods have been presented to reflect these changes. Aggregate third quarter 2002 revenues and gross margin for these businesses were $6.6 million and $1.8 million, respectively, compared to revenues and gross margin of $6.2 million and $1.6 million, respectively, for the third quarter of 2001. Aggregate revenues and gross margin for the first nine months of 2002 for these businesses were $20.0 million and $5.5 million, respectively, compared to revenues and gross margin of $18.8 million and $5.1 million, respectively for the first nine months of 2001.

In addition, the consolidated financial statements now reflect as "affiliated companies" revenues and costs derived from transactions with affiliated entities in which the Company maintains less than a majority equity interest. These amounts had previously been reflected within the four business segments.

Results of Operations

Comparison of the Three Months Ended September 30, 2002 with the Three Months
-----------------------------------------------------------------------------
Ended September 30, 2001
------------------------


The Company reported consolidated revenues of $86.8 million and net income of $0.4 million for the third quarter of 2002, compared to $118.3 million and $4.2 million, respectively, for the third quarter of 2001. Results for the third quarter of 2001 included the operations of the Aqua Cool Pure Bottled Water business, which was divested on December 31, 2001. In addition, results for the third quarter of 2001 included the operations of the Company's majority-owned Malaysian subsidiary, which was divested in May 2002.

Revenues. Total Company revenues for the third quarter of 2002 decreased 26.6% to $86.8 million from $118.3 million from the year earlier period. Excluding the third quarter 2001 revenues from the Aqua Cool Pure Bottled Water business of $21.5 million and from the Company's Malaysian subsidiary of $7.4 million, third quarter revenues for 2002 were down $2.5 million, or 2.8%, from the comparable period in 2001.

EBG revenues of $41.4 million during the third quarter of 2002 represented an increase of $2.4 million, or 6.1%, compared to revenues of $39.1 million for the third quarter of 2001. These increases primarily resulted from increased sales by the Company's European subsidiaries.

UWG revenues of $25.2 million for the third quarter of 2002 represented a decrease of $7.7 million, or 23.3%, compared to revenues of $32.8 million for the third quarter of 2001. This decrease primarily resulted from the absence of revenues during the 2002 period from the Company's Malaysian subsidiary that was divested in May 2002, which were $7.4 million in the third quarter of 2001.

Consumer Water Group ("CWG") revenues of $9.9 million during the third quarter of 2002 represented a decrease of $24.6 million, or 71.4 %, compared to revenues of $34.5 million for the third quarter of 2001. The decrease in CWG revenues primarily resulted from the absence of revenues during the 2002 period from the Company's Aqua Cool Pure Bottled Water business that was divested in December 2001, which were $21.5 million in third quarter 2001. In addition, CWG revenues were adversely affected by lower demand for automobile windshield wash solution and consumer bleach products due to the loss of several customers as a result of price competition, as well as overall lower demand for the Company's home water treatment equipment as a result of the general downturn in the economy.

Instrument Business Group ("IBG") revenues during the third quarter of 2002 of $7.0 million represented an increase of $1.0 million, or 15.9%, compared to revenues of $6.0 million for the third quarter of 2001. This increase was primarily attributable to increased sales volume, particularly from customers in the pharmaceutical industry and continued growth in after-market revenues.

Revenues from affiliated companies consists of revenues generated from entities in which the Company has a less than majority equity interest. These revenues amounted to $3.3 million for the third quarter of 2002 compared to $5.9 million for the third quarter of 2001. The 43.6% decrease in affiliated companies revenues primarily resulted from lower equipment sales to Desalcott as a result of the substantial completion of the construction phase of the Trinidad desalination facility.

Cost of Sales. The Company's total cost of sales as a percentage of revenue for the third quarter was 73.6% in 2002 and 71.5% in 2001. As a result, the Company's total gross margin was 26.4% in the third quarter of 2002 compared to 28.5% in the third quarter of 2001. EBG's cost of sales as a percentage of revenue decreased to 76.0% in the third quarter of 2002 compared to 76.4% in the third quarter of 2001, reflecting a change in product mix from lower margin capital equipment to more profitable water supply and other products. UWG's cost of sales as a percentage of revenue decreased to 79.6% for the third quarter of 2002 compared to 80.0% for the third quarter of 2001. Excluding the operations of the Malaysian subsidiary (which was divested in May 2002) from the third quarter of 2001 results, UWG's cost of sales as a percentage of revenue would have been 78.0% during that period. The increase in UWG's cost of sales as a percentage of revenue, as adjusted for the divestiture of the Malaysian subsidiary, was primarily attributable to cost overruns on several projects. Cost of sales as a percentage of revenue for CWG increased to 65.0% in the third quarter of 2002 from 56.3% in the third quarter of 2001. Excluding the results of the Aqua Cool Pure Bottled Water business, which was divested on December 31, 2001, cost of sales as percentage of revenue for the third quarter of 2001 would have been 62.3%. The increase in cost of sales as a percentage of revenue as so adjusted was primarily attributable to unabsorbed manufacturing overhead associated with the decline in revenues in the consumer bleach business. IBG's cost of sales as a percentage of revenue decreased to 42.7% in the third quarter of 2002 from 54.2% for the year earlier period, primarily reflecting absorption of manufacturing overhead as a result of higher sales volume. Cost of sales to affiliated companies as a percentage of revenue decreased to 89.4% for the third quarter of 2002 compared to 98.9% for the third quarter of 2001. This decrease was primarily due to lower revenues from sales to Desalcott. For accounting purposes, since the Company is deemed to have provided all of the equity funding for Desalcott, profit is being deferred over the balance of the term of the Trinidad concession agreement, which has resulted in lower margins on sales to Desalcott.

Operating Expenses. Research and development expenses increased 8.1% to $1.6 million in the third quarter of 2002 from $1.5 million in the third quarter of 2001. Selling, general and administrative expenses decreased 16.8% to $21.3 million in the third quarter of 2002 from $25.7 million in the third quarter of 2001. These operating expenses increased as a percentage of revenue to 26.5% in the third quarter of 2002 from 23.0% in the third quarter of 2001. The increase as a percentage of revenue primarily resulted from lower overall revenue levels, increased costs associated with the Company's French subsidiary and increased provisions for uncollectible accounts related to the Company's CWG home water division.

Net Interest Income (Expense). Net interest income for the third quarter of 2002 amounted to $0.5 million as compared to net interest expense of $1.0 million for the third quarter of 2001. The increase in net interest income of approximately $1.5 million was primarily attributable to the investment of higher cash balances and lower short-term borrowings during the 2002 period, which resulted primarily from the application of the proceeds from the sale of the Aqua Cool Pure Bottled Water business, which occurred on December 31, 2001.

Equity Income. Equity income for the third quarter of 2002 amounted to $0.7 million compared to $0.9 million in the third quarter of 2001. Equity income for the third quarter of 2002 included earnings resulting primarily from the Company's 40% ownership interest in Desalcott and from the Company's 20% interest in a Mexican company which owns two projects located in Mexico. The Company also derives equity income from its equity interest in several joint ventures in the Middle East, which engage in bottled water distribution, and to a lesser extent from its other equity investments in affiliated companies. The Company records 100% of any net loss and 40% of any net income reported by Desalcott. In periods in which Desalcott has an accumulated loss (as opposed to retained earnings), the Company records 100% of any net income of Desalcott up to the amount of Desalcott's accumulated loss, and 40% of any net income thereafter.

Taxes. The Company's effective tax rate for the third quarter of 2002 was 42.5% compared to 34% for the third quarter of the previous year. The increase in the overall tax rate was primarily attributable to an increase in forecasted losses at the Company's French subsidiary for which the Company may not be able to realize future tax benefits.

Net income. Net income was $0.4 million for the three months ended September 30, 2002, compared to net income of $4.2 million for the three months ended September 30, 2001.

Comparison of the Nine Months Ended September 30, 2002 with the Nine Months
---------------------------------------------------------------------------
Ended September 30, 2001
------------------------


The Company reported consolidated revenues of $246.5 million and net income of $3.1 million for the first nine months of 2002, compared to consolidated revenues of $354.9 million and net income of $11.4 million for the first nine months of 2001. Results for the first nine months of 2001 included the operations of the Aqua Cool Pure Bottled Water business, which was divested on December 31, 2001. In addition, results from the Company's majority-owned Malaysian subsidiary are included in the 2001 results and have been included in the 2002 results through the date of its divestiture in May 2002.

Revenues. Total Company revenues for the first nine months of 2002 decreased 30.6% to $246.5 million from $354.9 million from the year earlier period. Excluding nine-month 2001 Aqua Cool Pure Bottled Water revenues of $57.6 million, nine-month revenues for 2002 were down $50.8 million, or 17.1%, from the comparable period in 2001.

EBG revenues of $112.6 million for the first nine months of 2002 decreased by $7.8 million, or 6.5%, compared to revenues of $120.4 million for the comparable period in 2001. The revenue decreases over the year earlier period reflect lower revenue levels from domestic capital equipment sales relating primarily to the zero-liquid discharge business (partially as a result of the Company's decision to focus on equipment-only sales with minimal installation and civil construction scope) and other revenue shortfalls due to a shift in product mix from capital sales projects to Company build, own and operate projects for which revenue is derived from water sales following project completion.

UWG revenues of $75.4 million for the first nine months of 2002 decreased by $29.1 million, or 27.9%, compared to revenues of $104.5 million during the comparable period in 2001. This decrease primarily resulted from lower revenues of $10.8 million from the Company's Malaysian subsidiary that was divested in May 2002. In addition, UWG revenues for the first nine months of 2002 were affected by the continuing softness in the microelectronics industry, particularly with respect to domestic capital equipment sales. The Company believes that there is a general trend in the microelectronics industry for manufacturers to source new manufacturing facilities in Asia rather than the United States, and the Company has consequently established a new subsidiary in China to augment its activities in the ultrapure water market currently carried out by subsidiaries in Taiwan and Singapore.

CWG revenues of $29.1 million during the first nine months of 2002 decreased by $64.7 million, or 69.0%, compared to revenues of $93.9 million for the comparable period in 2001. The decrease in CWG revenues primarily resulted from the absence of revenues from the Company's Aqua Cool Pure Bottled Water business that was divested in December 2001, which were $57.6 million for the first nine months of 2001. In addition, CWG revenues for the first nine months of 2002 were affected by a lower demand for the automobile windshield wash solution and consumer bleach products as a result of the loss of several customers due to price competition as well as overall lower demand for the Company's home water treatment equipment as a result of the general downturn in the economy.

IBG revenues during the first nine months of 2001 and 2002 were $20.3 million.

Revenues from affiliated companies (i.e., entities in which the Company has a less than majority equity interest) amounted to $9.0 million for the first nine months of 2002 compared to $15.9 million for the first nine months of 2001. The 43.2% decrease in affiliated companies revenues reflected the substantial completion of the capital equipment portion of the Trinidad project.

Cost of Sales. The Company's total cost of sales as a percentage of revenue for the first nine months of 2002 was 71.5% and 70.6% for the comparable period in 2001. As a result, the Company's gross margin was 28.5% for the first nine months of 2002 compared to 29.4% for the comparable period in 2001. EBG's cost of sales as a percentage of revenue decreased to 74.5% for the first nine months of 2002 compared to 75.6% for the comparable period in 2001. The decrease reflected a change in product mix from lower margin capital equipment to spare parts, supply, and other higher margin products. UWG's cost of sales as a percentage of revenue decreased to 76.5% for the first nine months of 2002 compared to 77.8% for the comparable period in 2001. Excluding the operations of the Malaysian subsidiary (which was divested in May 2002) from the results for the first nine months of 2002 and 2001, UWG's cost of sales as a percentage of revenue would have been 76.2% and 76.1% for the first nine months of 2002 and 2001, respectively. Cost of sales as a percentage of revenue for CWG increased to 62.2% for the first nine months of 2002 from 56.3% for the comparable period of 2001. Excluding the results of the Aqua Cool Pure Bottled Water business, which was divested on December 31, 2001, CWG's cost of sales as percentage of revenue for the first nine months of 2001 amounted to 62.1%. The increase in CWG's cost of sales as a percentage of revenue as so adjusted was primarily attributable to the decline in the consumer bleach unit's performance due to unabsorbed manufacturing overhead associated with the decline in revenues. IBG's cost of sales as a percentage of revenue decreased to 40.9% for the first nine months of 2002 compared to 47.9% for the year earlier period, primarily reflecting a higher proportion of more profitable after-market services and software sales for the first nine months of 2002 as compared to 2001. Cost of sales to affiliated companies as a percentage of revenues decreased to 91.9% for the first nine months of 2002 compared to 98.0% for the first nine months of 2001. This decrease was primarily due to lower revenues from sales to Desalcott. For accounting purposes, since the Company is deemed to have provided all of the equity funding for Desalcott, profit has been deferred over the balance of the term of the Trinidad concession agreement, which resulted in lower margins on sales to Desalcott.

Operating Expenses. Research and development expenses remained approximately the same at $4.8 million in the first nine months of 2002 compared to the year earlier period. Selling, general and administrative expenses decreased 23.2% to $62.7 million in the first nine months of 2002 from $81.7 million in the first nine months of 2001. These operating expenses increased as a percentage of revenue to 27.4% during the first nine months of 2002 compared to 24.4% during year earlier period. The increase as a percentage of revenue primarily resulted from lower overall revenue levels, costs associated with the Company's French subsidiary and restructuring charges related to the CWG group following the divestiture of the Aqua Cool Pure Bottled Water business. These costs were offset by gains relating to the sale of the Malaysian subsidiary and net foreign exchange gains.

Interest Income (Expense). Net interest income for the first nine months of 2002 amounted to $1.4 million as compared to net interest expense of $3.1 million for the first nine months of 2001. The increase in net interest income of approximately $4.5 million was primarily attributable to the investment of higher cash balances and lower short-term borrowings during the 2002 period, which resulted primarily from the application of the proceeds from the sale of the Aqua Cool pure Bottled Water business on December 31, 2001.

Equity Income. Equity income for the first nine months of 2002 amounted to $2.4 million compared to $1.9 million for the year earlier period. Equity income for the first nine months of 2002 included earnings resulting primarily from the Company's 40% ownership interest in the Trinidad desalination project company, Desalcott, and from the Company's 20% interest in a Mexican company which owns two projects located in Mexico. The Company also derives equity income from its interests in several joint ventures in the Middle East, which engage in bottled water distribution, and to a lesser extent from its other equity investments in affiliated companies. The Company records 100% of any net loss and 40% of any net income reported by Desalcott. In periods in which Desalcott has an accumulated loss (as opposed to retained earnings), the Company records 100% of any net income of Desalcott up to the amount of Desalcott's accumulated loss, and 40% of any net income thereafter.

Minority Interest in Earnings. Minority interest in earnings of $0.7 million in the first nine months of 2002 compared to minority interest in losses of $0.3 million in the first nine months of 2001.

Taxes. The Company's effective tax rate for the first nine months of 2002 was 41% compared to 34% for the year earlier period. The increase in the overall tax rate was primarily attributable to an increase in forecasted losses incurred by the Company's French subsidiary for which the Company may not be able to realize future tax benefits.

Net Income. Net income was $3.1 million for the nine months ended September 30, 2002, compared to net income of $11.4 million for the nine months ended September 30, 2001.

Financial Condition

At September 30, 2002, the Company had $144.0 million in cash and cash equivalents and $224.1 million of working capital. Working capital increased by $2.2 million during the first nine months of 2002. The Company's current ratio increased to 3.0 at September 30, 2002 from 2.4 at December 31, 2001.

Accounts payable and accrued expenses decreased $16.7 million during the first nine months of 2002, reflecting lower revenue levels during the first nine months of 2002 compared to 2001. Income taxes payable decreased $25.6 million during the first nine months of 2002, primarily reflecting tax payments made on the gain from the sale of the Company's Aqua Cool Pure Bottled Water business. The increase in customer deposits of $10.5 million during the first nine months of 2002 primarily reflected the receipt of advance payments on the Kuwait project.

Net cash used by operating activities amounted to $4.6 million during the first nine months of 2002, reflecting cash used for payments of accounts payable, accrued expenses and current income taxes, offset by depreciation and amortization charges of $17.3 million and by a reduction of accounts receivable and receivables from affiliated companies of $11.9 million. Net cash used in investing activities amounted to $23.7 million during the first nine months of 2002, reflecting additions to property, plant and equipment, primarily relating to investments made in the UWG segment for a build, own and operate facility in the power industry and in the EBG segment for the expansion of an existing build, own and operate facility in Curacao. Net cash used by financing activities totaled $10.4 million during the first nine months of 2002, primarily reflecting the partial repayment of the Company's short-term borrowings.

From time to time, the Company enters into joint ventures with respect to specific projects, including the projects in Trinidad, Kuwait and Israel described below. Each joint venture arrangement is independently negotiated based on the specific facts and circumstances of the project, the purpose of the joint venture company related to the project, as well as the rights and obligations of the other joint venture partners. Generally, the Company has structured its project joint ventures so that the Company's obligation to provide funding to the underlying project or to the joint venture entity is limited to its proportional capital contribution, which can take the form of equity or subordinated debt. Except in situations that are negotiated with a specific joint venture entity, the Company has no other commitment to provide for the joint venture's working capital or other cash needs. In addition, the joint venture entity typically obtains third-party debt financing for a substantial portion of the project's total capital requirements. In these situations, the Company is typically not responsible for the repayment of the indebtedness incurred by the joint venture entity. In connection with certain joint venture projects, the Company may also enter into contracts for the supply and installation of the Company's equipment during the construction of the project, for the operation and maintenance of the facility once it begins operation, or both. These commercial arrangements do not require the Company to commit to any funding for working capital or any other requirements of the joint venture company. As a result, the Company's exposure with respect to its joint ventures is typically limited to its debt and equity investments in the joint venture entity, the fulfillment of any contractual obligations it has to the joint venture entity and the accounts receivable owing to the Company from the joint venture entity.

In the second quarter of 2002, construction was completed on the first four (out of five) phases of the Trinidad desalination facility owned by Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), in which the Company has a 40% equity interest, and the facility commenced water deliveries to its customer, the Water and Sewerage Authority of Trinidad and Tobago. In 2000, the Company acquired 200 ordinary shares of Desalcott for $10 million and loaned $10 million to Hafeez Karamath Engineering Services Ltd. ("HKES"), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire an additional 200 ordinary shares of Desalcott. Prior to those investments, HKES owned 100 ordinary shares of Desalcott. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott. The Company records 100% of any net loss and 40% of any net income reported by Desalcott. In periods in which Desalcott has an accumulated loss (as opposed to retained earnings), the Company records 100% of any net income of Desalcott up to the amount of Desalcott's accumulated loss, and 40% of any net income thereafter.

The Company's $10 million loan to HKES is included in long-term notes receivable on the Company's consolidated balance sheets. The loan bears interest at a rate equal to 2% above LIBOR, with interest payable starting October 25, 2002 and every six months thereafter and at maturity. Prior to maturity, however, accrued interest payments (as well as principal payments) are payable only to the extent dividends or other distributions are paid by Desalcott on the ordinary shares of Desalcott owned by HKES and pledged to the Company. Principal repayment is due in 14 equal installments commencing on April 25, 2004 and continuing semiannually thereafter. The loan matures and is payable in full on April 25, 2011. The loan is secured by a security interest in the shares of Desalcott owned by HKES and purchased with the borrowed funds, which is subordinate to the security interest in those shares in favor of the Trinidad bank that provided the construction financing for Desalcott. In addition, any dividends or other distributions paid by Desalcott to HKES must be applied to loan payments to the Company.

In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The Company is obligated to lend up to $10 million to Desalcott as an additional source of funds for project completion costs once all bridge loan proceeds have been expended. However, the bridge loan of $79.9 million and the $20 million equity provided to Desalcott (together with the additional $10 million dollars the Company is obligated to lend to Desalcott) have not provided sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing. Included in Desalcott's obligations is approximately $24.2 million payable to the Company's Trinidad subsidiary for equipment and services purchased in connection with the construction of the facility. The Company currently intends to convert $10 million of this amount into a loan to Desalcott to satisfy the Company's loan commitment described above. The terms of this loan are currently being negotiated with Desalcott. The Company currently anticipates that Desalcott will pay its remaining outstanding obligations to the Company's subsidiary partially out of cash flow from the sale of water and from the proceeds from new long-term debt financing. Desalcott has received proposals for new long-term debt financing, including a term sheet and a draft term loan agreement from the Trinidad bank which provided the bridge loan, which it anticipates completing by year-end. Such new long-term debt financing may not be completed on terms acceptable to Desalcott, or at all. Moreover, although the Trinidad bank that made the bridge loan to Desalcott has not required repayment of the bridge loan, which matured on September 1, 2002, pending completion of the long-term debt financing, there can be no assurance that the bank will not exercise its rights and foreclose on its collateral, in which event the Company's equity investment in, and receivable from, Desalcott as well as the loan receivables from HKES would be at risk.

During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and accordingly the Company commenced recognizing revenue in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Construction-Type Contracts." At September 30, 2002, the Company had invested a total of $1.6 million in UDC as equity contributions and subordinated debt. The Company is committed to make additional contributions of equity or subordinated debt to UDC of $15.9 million over a two to three year period.

In 2001, the Company entered into agreements with Kibbutz Ma'agan Micha'el, an Israeli cooperative society, and I.P.P.S. Infrastructure Enterprises Ltd., an Israeli corporation, for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. In August 2002, MDL entered into a concession contract with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. At September 30, 2002, the Company had made a nominal equity investment in MDL, and had deferred costs of approximately $645,000 relating to the design and development work on the project. The Company currently anticipates that it will invest approximately $1 million in MDL for its 49% equity interest. MDL is currently seeking approximately $7.7 million of debt financing for the project. If MDL is unable to obtain such debt financing, the Company would expense all its deferred costs relating to the project but would incur no other liability, inasmuch as no performance bond has been issued for the project.

In January 2002, the Company entered into agreements with Baran Group Ltd. and Dor Chemicals Ltd., both Israeli corporations, giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). On October 28, 2002, CDL was awarded a concession agreement by the Israeli Water Desalination Agency (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. At September 30, 2002, the Company had not yet made any equity investment in CDL, and had deferred costs of approximately $257,000 relating to the engineering design and development work on the project. If CDL obtains long-term project financing, the Company's total equity investment to be made in CDL would be approximately $8 million. The timing of such investment will depend upon the terms of the long-term financing agreement. Although the Company currently anticipates that CDL will obtain long-term financing for the project by the required date in April 2003, such financing may not be obtained. If CDL is unable to obtain such financing, the Company would expense all its deferred costs relating to the project and any investment the Company may have made in CDL (estimated to be approximately $0.8 million by the time of the closing of the long-term financing), and could incur its one-third proportionate share ($2.5 million) of liability under a $7.5 million performance bond issued on behalf of CDL.

On December 31, 2001, the Company completed the sale of its Aqua Cool Pure Bottled Water operations in the United States, United Kingdom and France to affiliates of Perrier-Vittel S.A., a subsidiary of Nestle S.A. ("Nestle"), for approximately $220 million, of which $10 million is being held in escrow pursuant to the terms of the divestiture agreement. The amount of the purchase price is subject to final adjustment based on the number of customers and working capital levels of the transferred businesses, in each case as determined in accordance with the divestiture agreement. The process for determining the number of customers and working capital levels, as well as any related purchase price adjustments, is under way. In addition, Nestle is seeking payment of certain amounts under the indemnification provisions of the divestiture agreement. While the ultimate amount of purchase price adjustments or indemnification payments, if any, cannot yet be determined with certainty, the Company currently believes that the reserves it has established for purchase price adjustments and the escrowed amount will be adequate in all material respects to cover the resolution of these issues. Accordingly, no additional provision for any liability that might result from any of these matters has been included in the accompanying financial statements for the current year.

The Company has an unsecured domestic revolving credit facility with Fleet National Bank which expires in March 2003. Under this credit facility, the Company may borrow up to $30 million. The Company also maintains other domestic and international unsecured credit facilities under which the Company may borrow up to an aggregate of $6.0 million. At September 30, 2002, the Company's total borrowings outstanding under all of its existing credit facilities were $0.7 million.

In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company's commitment to proceed with a project if it is the successful bidder. Performance bonds are typically issued for the benefit of the Company's customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. These instruments are not reflected on the Company's balance sheet as a liability because they will not result in a liability to the Company unless the Company fails to perform the contractual obligations which are secured by the corresponding instrument. In the past, the Company has not incurred any significant liability or expense as a result of the use of these instruments.

The Company believes that its future capital requirements will depend on a number of factors, including the amount of cash generated from operations and its capital commitments to new "own and operate" projects, either directly or through joint ventures, that the Company may be successful in obtaining. The Company believes that its existing cash and cash equivalents, cash generated from operations, lines of credit and foreign exchange facilities will be sufficient to fund its capital expenditures and working capital requirements at least through the end of 2003, based on its current business plans and projections.

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

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement. SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002. The Company does not believe that SFAS No. 145 will have a material impact on the Company's financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and accordingly, the Company will prospectively determine the impact, if any, SFAS No. 146 will have on the Company's financial position and results of operations.

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
----------------------------------------------------------------------------

Certain statements contained in this report, including, without limitation, statements regarding expectations as to the Company's future results of operations, statements in the "Notes to the Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements. Such statements are based on management's current views and assumptions and are neither promises or guarantees but involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations as described in such forward-looking statements. Among these factors are the matters described under "Risks and Uncertainties" contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as well as, overall economic and business conditions; competitive factors, such as acceptance of new products and pricing pressures and competition from companies larger than the Company; risk of nonpayment of accounts receivable, including those from affiliated companies; risks associated with foreign operations; risks associated with joint venture entities, including their respective abilities to arrange for necessary long-term project financing; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, as described below under "Quantitative And Qualitative Disclosures About Market Risk"; fluctuations in the Company's quarterly results; and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made, and the Company disclaims any obligation to update, supplement or modify such statements in the event the facts, circumstances or assumptions underlying the statements change, or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments
----------------------

In certain instances, the Company enters into U.S. dollar option contracts. These contracts are not entered into for trading purposes. In accordance with the restrictions set forth in SFAS No. 133, these contracts do not qualify for hedge accounting treatment. The U.S. dollar/euro options contracts previously held by the Company's Italian subsidiary were closed in the second quarter of 2002. The U.S. dollar/Singapore dollar option contract outstanding at September 30, 2002 was recorded as a liability in the other current liabilities ("Accrued expenses") section of the consolidated balance sheet at September 30, 2002 and it is immaterial. End-of-period changes in the market value of the contracts were reflected in the selling, general, and administrative expenses in the consolidated statement of operations. A hypothetical strengthening of the Singapore dollar by 10% against the U.S. dollar would result in a loss of fair market value of $0.1 million. In addition, the Company periodically enters into foreign exchange contracts to hedge certain operational and balance sheet exposures against changes in foreign currency exchange rates. With the exception of the option contracts described above, the Company had no foreign exchange contracts outstanding at September 30, 2002 and 2001.

Market Risk
-----------

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is not material due to the short-term nature of these investments. At September 30, 2002, the Company had $1.7 million of short-term debt and $11.1 million of long-term debt outstanding. A portion of this debt has variable interest rates and, therefore, is subject to interest rate risk. However, a hypothetical increase of 10% in these interest rates for a one-year period would result in additional interest expense that would not be material in the aggregate. The Company's net foreign currency exchange gain was approximately $1.7 million for the nine months ended September 30, 2002, compared to a loss of $0.2 million for the nine months ended September 30, 2001. The Company's exposure to foreign currency exchange rate fluctuations is moderated by the fact that the operations of its international subsidiaries are primarily conducted in their respective local currencies. Also, in certain situations, the Company will consider entering into forward exchange contracts to mitigate the impact of foreign currency exchange fluctuations.

Item 4.    Controls and Procedures

During 2002, as part of the Company's continuing efforts to ensure that information required to be disclosed by the Company in its Securities and Exchange Commission filings is appropriately accumulated and disseminated to allow timely decisions regarding required disclosure, the Company has been taking various actions to strengthen its system of internal controls and disclosure controls and procedures. Such actions were also taken to enhance the processes by which the Company manages its various international subsidiaries, because managing a large number of relatively small, locally managed businesses around the world presents significant challenges.

Among the actions taken in 2002, the Company hired new personnel (including new segment and divisional controllers and a director of accounting) to enhance the quality of its accounting capabilities; implemented a new financial consolidation software package; implemented a centralized bid and proposal process; expanded the internal audit function through the use of outside resources; and formalized certain accounting and information technology policies and procedures. With the goal of further improving the quality and timeliness of the information available to management, the Company is continuing to implement measures designed to evaluate and strengthen its financial and accounting staff, to update its accounting policies and procedures, and to improve communications between corporate headquarters and the Company's various business locations. In addition, following the adoption of the Sarbanes-Oxley Act of 2002, the Company instituted a procedure requiring written quarterly certifications and representations from the head of each business group and the local controller of each business location, and is forming a disclosure committee to oversee the effectiveness of the Company's disclosure controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's "disclosure controls and procedures" within 90 days prior to the filing date of this quarterly report on Form 10-Q. The SEC defines "disclosure controls and procedures" as a company's controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on their evaluation of the Company's disclosure controls and procedures and based in part on the Company's actions described above, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that, while the Company's disclosure controls and procedures were substantially effective for these purposes as of the date of the evaluation, the Company should continue its efforts to further improve its disclosure controls and procedures as described above.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the most recent evaluation of such controls, other than the ongoing actions described above (many of which were begun before the most recent evaluation date).

                           PART II - OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

a) Exhibits

       None

b) Reports on Form 8-K

       One report on Form 8-K was filed by the Company with the Securities and Exchange Commission (Commission) during the three-month period ended September 30, 2002. This report, filed on August 14, 2002, reported under
       Item 9 the submission to the Commission of the certifications signed by the Chief Executive Officer and by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           IONICS, INCORPORATED


Date:  November 14, 2002        By: /s/Arthur L. Goldstein
                                    ------------------------------------
                                    Arthur L. Goldstein
                                    Chairman and Chief Executive Officer
                                    (duly authorized officer)



Date:  November 14, 2002        By: /s/Daniel M. Kuzmak
                                    ------------------------------------
                                    Daniel M. Kuzmak
                                    Vice President and Chief Financial Officer
                                    (principal financial officer)

                                 CERTIFICATIONS

I, Arthur L. Goldstein, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Ionics, Incorporated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

        /s/Arthur L. Goldstein
        Arthur L. Goldstein
        Chairman and Chief Executive Officer

I, Daniel M. Kuzmak, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Ionics, Incorporated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

        /s/Daniel M. Kuzmak
        ---------------------------------------------------------
        Daniel M. Kuzmak
        Vice President and Chief Financial Officer