Form 10-Q/A
period 2002-12-02
IONICS INC
filed 2002-12-04
CIK 52466

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number: 1-7211

                              IONICS, INCORPORATED
             (Exact name of registrant as specified in its charter)

       Massachusetts                                       04-2068530
 (State or other jurisdiction
 of incorporation or organization)          (IRS Employer Identification Number)

       65 Grove Street                                       02472
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

                                    Yes X No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                     Yes No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    At June 30, 2002 the registrant had 17,551,779 shares of Common Stock, par value $1 per share, outstanding.

                                EXPLANATORY NOTE

Ionics, Incorporated (the "Company") is filing this Amendment No. 1 to Form 10-Q to amend its quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 to reflect the restatements of its consolidated financial statements for the three months ended June 30, 2002 and the six months ended June 30, 2002. These restatements were primarily the result of intercompany transactions, including transactions between the Company and its French subsidiary that were erroneously recorded at the subsidiary level. The Company's consolidated financial statements as of and for the three and six months ended June 30, 2002 contained in this Amendment No. 1 to Form 10-Q reflect the effect of these restatements. See Note 2 to Notes to Consolidated Financial Statements.

The Company has amended in their entirety Items 1 and 2 of Part I of this quarterly report to reflect changes resulting from the restatement described above, and to update the information contained therein to reflect developments which have occurred subsequent to August 14, 2002, the date on which the Company filed its quarterly report on Form 10-Q for the quarterly period ended June 30, 2002. In addition, Item 5 has been added to Part II of this Amendment No. 1 to Form 10-Q. Items 3, 4 and 6 of Part II of this Amendment No. 1 to Form 10-Q are not amended hereby and only reiterate the information previously disclosed under those Items in the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, which was filed with the Securities and Exchange Commission on August 14, 2002.



                              IONICS, INCORPORATED
                                   FORM 10-Q/A
                         FOR QUARTER ENDED JUNE 30, 2002




                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I          FINANCIAL INFORMATION

                Item 1.     Financial Statements                                                               2

                            Consolidated Statements of Operations
                                Three Months and Six Months Ended June 30, 2002 and 2001                       2

                            Consolidated Balance Sheets
                                June 30, 2002 and December 31, 2001                                            3

                            Consolidated Statements of Cash Flows
                                Six Months Ended June 30, 2002 and 2001                                        4

                            Notes to Consolidated Financial Statements                                        5-13

                Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                            Operations                                                                       14-20

                Item 3.     Quantitative and Qualitative Disclosures about Market Risk                         20

PART II         OTHER INFORMATION

                Item 4.     Submission of Matters to a Vote of Security Holders                                21

                Item 5.     Other Information                                                                  21

                Item 6.     Exhibits and Reports on Form 8-K                                                 21-22

                SIGNATURES                                                                                     23

                CERTIFICATIONS                                                                                 24



                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              IONICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                  Three months ended              Six months ended
                                                                        June 30,                      June 30,
                                                               --------------------------    ----------------------------
                                                                  2002          2001            2002            2001
                                                               -----------   ------------    ------------    ------------
Revenues:                                                      (as restated)                  (as restated)
     Equipment Business Group                                    $ 35,944       $ 41,708        $ 70,992        $ 81,336
     Ultrapure Water Group                                         25,440         30,818          50,185          71,666
     Consumer Water Group                                           8,726         30,189          19,279          59,429
     Instrument Business Group                                      6,810          6,443          13,354          14,231
     Affiliated companies                                           2,577          4,516           5,692           9,974
                                                               -----------   ------------    ------------    ------------
                                                                   79,497        113,674         159,502         236,636
                                                               -----------   ------------    ------------    ------------
Costs and expenses:
     Cost of sales of Equipment Business Group                     26,579         31,473          52,176          61,188
     Cost of sales of Ultrapure Water Group                        18,613         24,385          37,611          55,065
     Cost of sales of Consumer Water Group                          4,874         15,496          11,704          33,448
     Cost of sales of Instrument Business Group                     2,584          2,990           5,337           6,429
     Cost of sales to affiliated companies                          2,279          4,382           5,316           9,719
     Research and development                                       1,594          1,609           3,215           3,299
     Selling, general and administrative                           21,545         27,580          41,400          56,081
                                                               -----------   ------------    ------------    ------------
                                                                   78,068        107,915         156,759         225,229
                                                               -----------   ------------    ------------    ------------

Income from operations                                              1,429          5,759           2,743          11,407

Interest income                                                       868            746           1,861             971

Interest expense                                                     (376)        (1,448)           (936)         (3,052)

Equity income                                                         782            589           1,674           1,030
                                                               -----------   ------------    ------------    ------------

Income before income taxes and minority interest                    2,703          5,646           5,342          10,356

Provision for income taxes                                          1,297          1,920           2,173           3,521
                                                               -----------   ------------    ------------    ------------

Income before minority interest                                     1,406          3,726           3,169           6,835

Minority interest in (earnings) losses                               (161)           443            (425)            329
                                                               -----------   ------------    ------------    ------------

Net income                                                        $ 1,245        $ 4,169         $ 2,744         $ 7,164
                                                               ===========   ============    ============    ============

Basic earnings per share                                           $ 0.07         $ 0.24          $ 0.16          $ 0.43
                                                               ===========   ============    ============    ============

Diluted earnings per share                                         $ 0.07         $ 0.24          $ 0.15          $ 0.42
                                                               ===========   ============    ============    ============

Shares used in basic earnings per share calculations               17,547         17,100          17,528          16,746
                                                               ===========   ============    ============    ============

Shares used in diluted earnings per share calculations             17,707         17,183          17,742          16,886
                                                               ===========   ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                              IONICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
           (Amounts in thousands, except share and par value amounts)

                                                                           June 30,         December 31,
                                                                             2002               2001
                                                                        ----------------   ----------------
ASSETS                                                                   (as restated)
Current assets:
     Cash and cash equivalents                                                $ 139,127          $ 178,283
     Short-term investments                                                           -                 21
     Notes receivable, current                                                    4,347              4,892
     Accounts receivable, net                                                   110,935            118,255
     Receivables from affiliated companies                                       24,320             17,199
     Inventories:
         Raw materials                                                           19,410             20,047
         Work in process                                                          9,563              7,547
         Finished goods                                                           7,095              5,219
                                                                        ----------------   ----------------
                                                                                 36,068             32,813
     Other current assets                                                        11,549             11,031
     Deferred income taxes                                                       15,787             16,297
                                                                        ----------------   ----------------
         Total current assets                                                   342,133            378,791

Notes receivable, long-term                                                      24,497             23,210
Investments in affiliated companies                                              22,757             23,798
Property, plant and equipment:
     Land                                                                         6,382              6,288
     Buildings                                                                   42,176             41,272
     Machinery and equipment                                                    261,683            243,964
     Other, including furniture, fixtures and vehicles                           30,587             29,938
                                                                        ----------------   ----------------
                                                                                340,828            321,462
     Less accumulated depreciation                                              168,240            154,430
                                                                        ----------------   ----------------
                                                                                172,588            167,032

Goodwill                                                                         19,215             19,037
Deferred income taxes, long-term                                                 12,643             12,643
Other assets                                                                      9,166              8,802
                                                                        ----------------   ----------------
         Total assets                                                         $ 602,999          $ 633,313
                                                                        ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current portion of long-term debt                        $ 9,575           $ 14,257
     Accounts payable                                                            26,005             34,640
     Customer deposits                                                            4,814              2,159
     Accrued commissions                                                          1,688              2,011
     Accrued expenses                                                            47,812             58,064
     Income taxes payable                                                        24,678             45,735
                                                                        ----------------   ----------------
         Total current liabilities                                              114,572            156,866

Long-term debt and notes payable                                                 11,149             10,126
Deferred income taxes                                                            37,810             34,199
Deferred revenue from affiliated companies                                        3,508              3,360
Other liabilities                                                                 3,514              5,409

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $1, authorized shares: 55,000,000;
     issued:  17,551,779 in 2002 and  17,477,005 in 2001                         17,552             17,477
     Additional paid-in capital                                                 190,353            188,555
     Retained earnings                                                          245,061            242,317
     Accumulated other comprehensive loss                                       (20,520)           (24,996)
                                                                        ----------------   ----------------
         Total stockholders' equity                                             432,446            423,353
                                                                        ----------------   ----------------
         Total liabilities and stockholders' equity                           $ 602,999          $ 633,313
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

                              IONICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                           Six months ended
                                                                                               June 30,
                                                                                  -----------------------------------
                                                                                       2002               2001
                                                                                  ----------------   ----------------
Operating activities:                                                              (as restated)
      Net income                                                                          $ 2,744            $ 7,164
      Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
         Depreciation and amortization                                                     11,240             16,167
         Amortization of goodwill                                                               -              1,509
         Provision for losses on accounts and notes receivable                                332              2,924
         Equity in earnings of affiliates                                                  (1,674)            (1,030)
         Changes in assets and liabilities:
            Notes receivable                                                               (1,884)            (4,467)
            Accounts receivable and receivables from
               affiliated companies                                                         2,930             (2,337)
            Inventories                                                                    (2,539)            (6,291)
            Other current assets                                                              329              2,876
            Investments in affiliated companies                                             1,984                 72
            Accounts payable and accrued expenses                                         (19,939)           (12,366)
            Income taxes                                                                  (19,652)             1,686
            Other                                                                            (371)               506
                                                                                  ----------------   ----------------
               Net cash (used in) provided by operating activities                        (26,500)             6,413
                                                                                  ----------------   ----------------
Investing activities:
      Additions to property, plant and equipment                                          (14,113)           (18,402)
      Disposals of property, plant and equipment                                              546              1,185
      Additional investments in affiliates                                                      -             (4,487)
      Acquisitions, net of cash acquired                                                     (635)                 -
      Sale of short-term investments                                                          184                452
                                                                                  ----------------   ----------------
               Net cash used in investing activities                                      (14,018)           (21,252)
                                                                                  ----------------   ----------------
Financing activities:
      Principal payments on current debt                                                  (53,374)           (54,222)
      Proceeds from borrowings of current debt                                             48,618             45,918
      Principal payments on long-term debt                                                   (480)              (847)
      Proceeds from borrowings of long-term debt                                            1,135                227
      Proceeds from issuance of common stock                                                   60             21,814
      Proceeds from issuance of stock under stock option plans                              1,654              3,095
                                                                                  ----------------   ----------------
               Net cash (used in) provided by financing activities                         (2,387)            15,985
                                                                                  ----------------   ----------------
Effect of exchange rate changes on cash                                                     3,749               (788)
                                                                                  ----------------   ----------------
Net change in cash and cash equivalents                                                   (39,156)               358
Cash and cash equivalents at beginning of period                                          178,283             25,497
                                                                                  ----------------   ----------------
Cash and cash equivalents at end of period                                              $ 139,127           $ 25,855
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

       Certain prior year amounts have been reclassified to conform to the current year presentations. As part of the Company's adoption of a matrix business organization effective January 1, 2002, results associated with the Company's trailer leasing and non-consumer bleach based chemical supply businesses are included in the Ultrapure Water Group (UWG) segment, rather than the Equipment Business Group (EBG) segment where they had historically been presented. Segment information for all periods has been presented to reflect these changes. See Note 6 below. In addition, the consolidated quarterly financial statements now reflect revenues and cost of sales derived from transactions with affiliated entities in which the Company maintains less than a majority equity interest as "affiliated companies" revenues and costs of sales (see Note 5 of Notes to Consolidated Financial Statements of the 2001 Form 10-K). These amounts had previously been reflected within the reportable business segments. Shipping and handling costs are included in revenues and cost of sales. During the three months ended June 30, 2002, the Company recorded adjustments reflecting immaterial corrections to prior year periods which resulted in an increase in net income of approximately $140,000. Such adjustments were recorded in the financial statements for the three months ended June 30, 2002 as originally reported and as restated.

       In addition, Notes 3, 9 and 11 of the Notes to the Consolidated Financial Statements contained herein have been updated to reflect developments which have occurred subsequent to August 14, 2002, the date on which the Company filed its quarterly report on Form 10-Q for the quarterly period ended June 30, 2002.

2.     Restatement of Quarterly Financial Statements

       The Company's consolidated financial statements for the three months ended June 30, 2002 and the six months period ended June 30, 2002 have been restated primarily as a result of intercompany transactions, including transactions between the Company and its French subsidiary that were erroneously recorded at the subsidiary level. The restatement did not materially impact any items on the Company's consolidated balance sheet as of June 30, 2002. The following table presents a summary of the impact of the restatements on the Company's consolidated statements of operations for the three and six months ended June 30, 2002:

                                                (Amounts in thousands, except per share amounts)
                                                        Three months ended June 30, 2002
                                                      --------------------------------------
                                                       As originally
                                                          reported           As restated
                                                      -----------------    -----------------

Revenues                                                      $ 79,321             $ 79,497
Costs and expenses                                              77,303               78,068
Income from operations                                           2,018                1,429
Income before income taxes
    and minority interest                                        3,292                2,703
Provision for income taxes                                       1,119                1,297
Minority interest in earnings                                       79                  161
Net income                                                       2,094                1,245
Basic earnings per share                                        $ 0.12               $ 0.07
Diluted earnings per share                                      $ 0.12               $ 0.07

                                                         Six months ended June 30, 2002
                                                      --------------------------------------
                                                       As originally
                                                          reported           As restated
                                                      -----------------    -----------------

Revenues                                                     $ 159,662            $ 159,502
Costs and expenses                                             155,639              156,759
Income from operations                                           4,023                2,743
Income before income taxes
    and minority interest                                        6,622                5,342
Provision for income taxes                                       2,251                2,173
Minority interest in earnings                                      340                  425
Net income                                                       4,031                2,744
Basic earnings per share                                        $ 0.23               $ 0.16
Diluted earnings per share                                      $ 0.23               $ 0.15


       "Revenues" and the cost of sales of the Equipment Business Group component of "Costs and expenses" for the three and six months ended June 30, 2002 as shown under the "As restated" columns in the consolidated financial statements and above have each been reduced by the amount of $200,000 from the corresponding numbers shown in (i) Note 8 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30,2002 and filed with the Securities and Exchange Commission on November 14, 2002, and (ii) the summary restated Consolidated Statements of Operations for such periods contained in the Company's November 5, 2002 third quarter results press release. These reductions resulted from a reclassification of an accounting entry relating to the Company's French subsidiary. This reclassification did not affect income from operations or net income.

3.       Commitments and Contingencies

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

       In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The Company is obligated to lend up to $10 million to Desalcott as an additional source of funds for project completion costs once all bridge loan proceeds have been expended. However, the bridge loan of $79.9 million and the $20 million equity provided to Desalcott (together with the additional $10 million dollars the Company is obligated to lend to Desalcott) have not provided sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing. Included in Desalcott's obligations at June 30, 2002 and September 30, 2002 was approximately $22.3 million and $24.2 million, respectively, payable to the Company's Trinidad subsidiary for equipment and services purchased in connection with the construction of the facility. The Company currently intends to convert $10 million of this amount into a loan to Desalcott to satisfy the Company's loan commitment described above. The terms of this loan are currently being negotiated with Desalcott. The Company currently anticipates that Desalcott will pay its remaining outstanding obligations to the Company's subsidiary partially out of cash flow from the sale of water and from the proceeds from new long-term debt financing. Desalcott has received proposals for new long-term debt financing, including a term sheet and a draft term loan agreement from the Trinidad bank which provided the bridge loan, which it anticipates completing around year-end. Such new long-term debt financing may not be completed on terms acceptable to Desalcott, or at all. Moreover, although the Trinidad bank that made the bridge loan to Desalcott has not required repayment of the bridge loan, which matured on September 1, 2002, pending completion of the long-term debt financing, there can be no assurance that the bank will not exercise its rights and foreclose on its collateral, in which event the Company's equity investment in, and receivable from, Desalcott as well as the loan receivable from HKES would be at risk.

       Kuwait Project. During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and accordingly the Company commenced recognizing revenue in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Construction-Type Contracts." At June 30, 2002 and September 30, 2002, the Company had invested a total of $1.6 million in UDC as equity contributions and subordinated debt. The Company is committed to make additional contributions of equity or subordinated debt to UDC of $15.9 million over a two to three year period.

       Israel Projects. The Company entered into agreements with Kibbutz Ma'agan Micha'el, an Israeli cooperative society, and I.P.P.S. Infrastructure Enterprises Ltd., an Israeli corporation, for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. In August 2002, MDL entered into a concession contract with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. At June 30, 2002 and September 30, 2002, the Company had made a nominal equity investment in MDL, and had deferred costs of approximately $0.6 million and $0.7 million, respectively, relating to the design and development work on the project. The Company currently anticipates that it will invest approximately $1 million in MDL for its 49% equity interest. MDL is currently seeking approximately $7.7 million of debt financing for the project. If MDL is unable to obtain such debt financing, the Company would expense all its deferred costs relating to the project but would incur no other liability, inasmuch as no performance bond has been issued for the project.

       In January 2002, the Company entered into agreements with Baran Group Ltd. and Dor Chemicals Ltd., both Israeli corporations, giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). On October 28, 2002, CDL was awarded a concession agreement by the Israeli Water Desalination Agency (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. At September 30, 2002, the Company had not yet made any equity investment in CDL, and had deferred costs of approximately $0.3 million relating to the engineering design and development work on the project. No costs had been deferred at June 30, 2002. If CDL obtains long-term project financing, the Company's total equity investment to be made in CDL would be approximately $8 million. The timing of such investment will depend upon the terms of the long-term financing agreement. Although the Company currently anticipates that CDL will obtain long-term financing for the project by the required date in April 2003, such financing may not be obtained. If CDL is unable to obtain such financing, the Company would expense all its deferred costs relating to the project and any investment the Company may have made in CDL (estimated to be approximately $0.8 million by the time of the closing of the long-term financing), and could incur its one-third proportionate share ($2.5 million) of liability under a $7.5 million performance bond issued on behalf of CDL.

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

4.       Earnings Per Share (EPS) Calculations

                                                       (Amounts in thousands, except per share amounts)
                                                               For the three months ended June 30,
                                   ----------------------------------------------------------------------------------------------
                                                      2002                                             2001
                                   ----------------------------------------------   ---------------------------------------------
                                        Net                           Per Share         Net                          Per Share
                                      Income           Shares          Amount          Income          Shares          Amount
                                   --------------   -------------    ------------   -------------   -------------   -------------
Basic EPS
     Income available to
     common stockholders                 $ 1,245          17,547          $ 0.07         $ 4,169          17,100          $ 0.24

     Effect of dilutive
     stock options                             -             160               -               -              83               -
                                   --------------   -------------    ------------   -------------   -------------   -------------

Diluted EPS                              $ 1,245          17,707          $ 0.07         $ 4,169          17,183          $ 0.24
                                   ==============   =============    ============   =============   =============   =============



                                                              For the six months ended June 30,
                                   ----------------------------------------------------------------------------------------------
                                                       2002                                             2001
                                   ----------------------------------------------   ---------------------------------------------
                                        Net                           Per Share         Net                          Per Share
                                      Income           Shares          Amount          Income          Shares          Amount
                                   --------------   -------------    ------------   -------------   -------------   -------------
Basic EPS
     Income available to
     common stockholders                 $ 2,744          17,528          $ 0.16         $ 7,164          16,746          $ 0.43

     Effect of dilutive
     stock options                             -             214           (0.01)              -             140           (0.01)
                                   --------------   -------------    ------------   -------------   -------------   -------------

Diluted EPS                              $ 2,744          17,742          $ 0.15         $ 7,164          16,886          $ 0.42
                                   ==============   =============    ============   =============   =============   =============


       The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options. The number of options that were antidilutive for the three months ended June 30, 2002 and 2001 was 1,409,767 and 1,555,834, respectively. The number of options that were antidilutive for the six months ended June 30, 2002 and 2001 was 635,250 and 1,541,234, respectively.

5.       Comprehensive Income

       The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. The table below sets forth the "comprehensive income" as defined by SFAS No. 130 for the three months and six months ended June 30, 2002 and 2001, respectively.

                                                            (Amounts in thousands)
                                                Three months ended                 Six months ended
                                                   June 30,                             June 30,
                                      ---------------------------------      -------------------------------
                                          2002                2001               2002              2001
                                      --------------      -------------      --------------    -------------
Net income                                  $ 1,245            $ 4,169             $ 2,744          $ 7,164
Other comprehensive income,
     net of tax:
     Translation adjustments                  7,056               (494)              4,476           (5,084)
                                      --------------      -------------      --------------    -------------
Comprehensive income                        $ 8,301            $ 3,675             $ 7,220          $ 2,080
                                      ==============      =============      ==============    =============



6.       Segment Information

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

                                                            For the three months ended June 30, 2002
                                     -------------------------------------------------------------------------------------
                                      Equipment      Ultrapure    Consumer       Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group        Corporate       Total
                                     -------------  ------------  ------------  -------------   -----------  -------------
(Amounts in thousands)
Revenue - unaffiliated                   $ 35,944      $ 25,440       $ 8,726        $ 6,810           $ -       $ 76,920
Revenue - affiliated                        2,575             -             2              -             -          2,577
Inter-segment transfers                     1,658           163             -            635        (2,456)             -
Gross profit - unaffiliated                 9,365         6,827         3,852          4,226             -         24,270
Gross profit - affiliated                     297             -             1              -             -            298
Equity income (loss)                          689             9           265              -          (181)           782
Income (loss) before interest, tax
     and minority interest                  2,578           642        (1,314)         1,237          (932)         2,211
Interest income                                 -             -             -              -             -            868
Interest expense                                -             -             -              -             -           (376)
Income before income taxes
     and minority interest                      -             -             -              -             -          2,703


                                                                For the three months ended June 30, 2001
                                     -------------------------------------------------------------------------------------
                                      Equipment      Ultrapure     Consumer      Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group        Corporate       Total
                                     -------------  ------------  ------------  -------------   -----------  -------------
(Amounts in thousands)
Revenue - unaffiliated                   $ 41,708      $ 30,818      $ 30,189        $ 6,443           $ -      $ 109,158
Revenue - affiliated                        4,458             -            58              -             -          4,516
Inter-segment transfers                       590           788             -            316        (1,694)             -
Gross profit - unaffiliated                10,235         6,433        14,693          3,453             -         34,814
Gross profit - affiliated                     105             -            29              -             -            134
Equity income (loss)                          468            (4)          144              -           (19)           589
Income (loss) before interest, tax
     and minority interest                  3,465          (781)        3,679            557          (572)         6,348
Interest income                                 -             -             -              -             -            746
Interest expense                                -             -             -              -             -         (1,448)
Income before income taxes
     and minority interest                      -             -             -              -             -          5,646


                                                                 For the six months ended June 30, 2002
                                     -------------------------------------------------------------------------------------
                                      Equipment      Ultrapure     Consumer      Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group        Corporate       Total
                                     -------------  ------------  ------------  -------------   -----------  -------------
(Amounts in thousands)
Revenue - unaffiliated                   $ 70,992      $ 50,185      $ 19,279       $ 13,354           $ -      $ 153,810
Revenue - affiliated                        5,690             -             2              -             -          5,692
Inter-segment transfers                     3,552           311             -          1,112        (4,975)             -
Gross profit - unaffiliated                18,816        12,574         7,575          8,017             -         46,982
Gross profit - affiliated                     375             -             1              -             -            376
Equity income (loss)                        1,345             7           503              -          (181)         1,674
Income (loss) before interest, tax
     and minority interest                  4,323          (716)       (2,747)         2,014         1,543          4,417
Interest income                                 -             -             -              -             -          1,861
Interest expense                                -             -             -              -             -           (936)
Income before income taxes
     and minority interest                      -             -             -              -             -          5,342
Identifiable assets                       296,077       136,134        68,776         28,719        50,536        580,242
Investment in affiliated companies         17,335             -         2,870              -         2,552         22,757
Goodwill                                   11,209         7,062           944              -             -         19,215


                                                                For the six months ended June 30, 2001
                                     -------------------------------------------------------------------------------------
                                      Equipment      Ultrapure     Consumer      Instrument
                                       Business        Water         Water        Business
                                        Group          Group         Group         Group        Corporate       Total
                                     -------------  ------------  ------------  -------------   -----------  -------------
(Amounts in thousands)
Revenue - unaffiliated                   $ 81,336      $ 71,666      $ 59,429       $ 14,231           $ -      $ 226,662
Revenue - affiliated                        9,811             -           163              -             -          9,974
Inter-segment transfers                     1,987         1,969             -            998        (4,954)             -
Gross profit - unaffiliated                20,148        16,601        25,981          7,802             -         70,532
Gross profit - affiliated                     173             -            82              -             -            255
Equity income (loss)                          839            50           246              -          (105)         1,030
Income (loss) before interest, tax
     and minority interest                  6,366         1,022         4,994          1,708        (1,653)        12,437
Interest income                                 -             -             -              -             -            971
Interest expense                                -             -             -              -             -         (3,052)
Income before income taxes
     and minority interest                      -             -             -              -             -         10,356
Investments in affiliated companies        17,599            38         3,161              -         2,733         23,531
Goodwill                                   11,245        16,594        20,033          1,830             -         49,702


       Identifiable assets at June 30, 2001 did not differ materially from identifiable assets at December 31, 2001.

7.     Accounting Pronouncements

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

8.       Goodwill and Intangible Assets

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

       The following tables reflect the adjustments to selected consolidated financial information to present pro forma amounts which exclude amortization of goodwill:

                                                                  (Amounts in thousands, except per share amounts)
                                                                Three months ended                Six months ended
                                                                    June 30,                        June 30,
                                                            ----------------------------    -----------------------------
                                                                2002           2001             2002            2001
                                                            -------------  -------------    -------------   -------------
Net income                                                       $ 1,245        $ 4,169          $ 2,744         $ 7,164
Goodwill amortization, net of tax                                      -            651                -           1,185
                                                            ----------------------------    -----------------------------
Adjusted net income                                              $ 1,245        $ 4,820          $ 2,744         $ 8,349
                                                            ============================    =============================

Reported basic earnings per share                                 $ 0.07         $ 0.24           $ 0.16          $ 0.43
Goodwill amortization, net of tax                                      -           0.04                -            0.07
                                                            ----------------------------    -----------------------------
Adjusted basic earnings per share                                 $ 0.07         $ 0.28           $ 0.16          $ 0.50
                                                            ============================    =============================

Reported diluted earnings per share                               $ 0.07         $ 0.24           $ 0.15          $ 0.42
Goodwill amortization, net of tax                                      -           0.04                -            0.07
                                                            ----------------------------    -----------------------------
Adjusted diluted earnings per share                               $ 0.07         $ 0.28           $ 0.15          $ 0.49
                                                            ============================    =============================

                                                            (Amounts in thousands, except per share amounts)
                                                                  For the years ended December 31,
                                                            ---------------------------------------------
                                                                2001           2000             1999
                                                            -------------  -------------    -------------

Net income (loss)                                               $ 44,701       $ (1,870)        $ 19,361
Goodwill amortization, net of tax                                  2,188          2,228            1,774
                                                            -------------  -------------    -------------
Adjusted net income                                             $ 46,889          $ 358         $ 21,135
                                                            =============  =============    =============

Reported basic earnings (loss) per share                          $ 2.61        $ (0.12)          $ 1.20
Goodwill amortization, net of tax                                   0.13           0.14             0.11
                                                            -------------  ------------------------------
Adjusted basic earnings per share                                 $ 2.74         $ 0.02           $ 1.31
                                                            =============  =============    =============

Reported diluted earnings (loss) per share                        $ 2.59        $ (0.12)          $ 1.18
Goodwill amortization, net of tax                                   0.13           0.14             0.11
                                                            -------------  ------------------------------
Adjusted diluted earnings per share                               $ 2.72         $ 0.02           $ 1.29
                                                            =============  =============    =============

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

9.     Acquisition

       In June 2002, the Company's Australian subsidiary acquired the business and assets of Rudd Brothers, an Australian wholesale and retail distributor of chemical and cleaning products, for approximately $0.6 million in cash. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. The assets acquired consist primarily of property, plant and equipment, inventory, certain intangibles and goodwill. The results of operations of Rudd Brothers have been included in the Company's statements of operations from the date of acquisition. Pro forma results of operations have not been presented, as the effect of this acquisition on the Company's consolidated results of operations was not material.

10.    Divestiture

       In May 2002, the Company completed its planned divestiture of its 55% equity interest in a Malaysian affiliate, which had previously been treated as "held for sale" and included in "Other current assets." Included in the Company's first half results were revenues of $4.2 million and a $0.4 million pre-tax loss resulting from Malaysian operations. For the second quarter of 2002, revenues totaled $1.6 million and pre-tax profit amounted to $0.2 million, including a gain of approximately $0.7 million on the sale of the Company's equity interest in the Malaysian affiliate, which is included in "Selling, general and administrative" expenses.

11.      Subsequent Event

       In July 2002, the Company acquired the business and assets of the EnChem division of Microbar Incorporated. The purchase price was $0.4 million in cash plus additional contingent payments to be made over a five-year period based on the profitability of the acquired business. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. The assets acquired consist primarily of patents and other intellectual property, inventory and equipment, and are used for wastewater treatment in the semiconductor industry. The results of operations of the EnChem division have been included in the Company's statements of operations from the date of acquisition. Pro forma results of operations have not been presented, as the effect of this acquisition on the Company's consolidated results of operations was not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Amendment No. 1 to Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission. The analysis of results of operations compares the three and six month periods ended June 30, 2002 with the comparable periods of the prior fiscal year.

Restatement of Quarterly Financial Statements and Reclassifications

The Company's consolidated financial statements for the three months ended June 30, 2002 and the six months ended June 30, 2002, have been restated primarily as a result of intercompany transactions, including transactions between the Company and its French subsidiary that were erroneously recorded at the subsidiary level. See Note 2 to Notes to Consolidated Financial Statements. The following discussion of the financial condition and results of operations of the Company has been amended in its entirety to reflect changes resulting from this restatement, and to update the information contained therein to reflect developments which have occurred subsequent to August 14, 2002, the date on which the Company filed its quarterly report on Form 10-Q for the quarterly period ended June 30, 2002. In particular, information provided under "Financial Condition" with respect to the Company's commitments and contingencies, credit facilities and future capital requirements has been updated. In addition, the consolidated financial statements and information provided under "Results of Operations" now reflect revenues and costs of sales derived from transactions with affiliated entities in which the Company maintains less than a majority interest as "affiliated companies" revenues and costs of sales. These amounts had previously been reflected within the four business segments.

As part of the Company's adoption of a matrix business organization structure effective January 1, 2002, results associated with the Company's trailer leasing and non-consumer bleach based chemical supply businesses are included in the Ultrapure Water Group ("UWG") segment, rather than the Equipment Business Group ("EBG") segment where they had historically been presented. Segment information for all periods have been presented to reflect these changes. Aggregate second quarter 2002 revenues and gross margin for these businesses were $6.1 million and $1.6 million, respectively, compared to revenues and gross margin of $5.6 million and $1.5 million, respectively, for the second quarter of 2001. Aggregate revenues and gross margin for the first six months of 2002 for these businesses were $13.4 million and $3.7 million, respectively, compared to revenues and gross margin of $12.6 million and $3.5 million, respectively for the first six months of 2001.

Results of Operations

Comparison of the Three and Six Month Periods Ended June 30, 2002 with the Three
--------------------------------------------------------------------------------
and Six Month Periods Ended June 30, 2001
-----------------------------------------

The Company reported consolidated revenues of $79.5 million and net income of $1.2 million for the second quarter of 2002, compared to $113.7 million and $4.2 million, respectively, during the second quarter of 2001. Revenues and net income during the six months ended June 30, 2002 were $159.5 million and $2.7 million, respectively, compared to revenues and net income of $236.6 million and $7.2 million, respectively, for the six months ended June 30, 2001. Results for 2001 include the operations of the Aqua Cool Pure Bottled Water business and the Company's 55% ownership interest in its Malaysian subsidiary which were divested on December 31, 2001 and May 2002, respectively.

Revenues. Total Company revenues for the second quarter of 2002 decreased 30.1% to $79.5 million from $113.7 million for the second quarter of 2001. Excluding the second quarter 2001 Aqua Cool Pure Bottled Water revenues of $19.2 million, second quarter 2002 revenues decreased $15.0 million, or 15.9%, from the comparable period of 2001. Revenues for the first six months of 2002 totaled $159.5 million, compared to $236.6 million for the comparable six month period of 2001. Total revenue declined $41.0 million, or 20.5%, in the first half of 2002 compared to the same period of 2001, excluding the first half of 2001 Aqua Cool Pure Bottled Water revenues.

EBG revenues during the second quarter of 2002 of $35.9 million decreased by $5.8 million, or 13.8%, compared to revenues of $41.7 million during the second quarter of 2001. For the six-month period ended June 30, 2002, EBG revenues of $71.0 million decreased $10.3 million, or 12.7%, compared to the comparable period in the prior year. The revenue decreases over the year-earlier periods reflect lower revenue levels from domestic capital equipment sales.

UWG revenues during the second quarter of 2002 of $25.4 million decreased by $5.4 million, or 17.5%, compared to revenues of $30.8 million in the second quarter of 2001. During the six-month period ended June 30, 2002, revenues of $50.2 million decreased $21.5 million, or 30.0%, compared to revenues of $71.7 million for the six months ended June 30, 2001. In both periods ended June 30, 2002, revenue levels were affected by continued softness in the microelectronics industry, particularly with respect to domestic capital equipment sales.

Consumer Water Group ("CWG") revenues during the second quarter of 2002 of $8.7 million decreased by $21.5 million, or 71.1%, compared to revenues of $30.2 million in the second quarter of 2001. Excluding second quarter 2001 revenues of $19.2 million associated with the Aqua Cool Pure Bottled Water business, revenues in the second quarter of 2002 decreased by $2.3 million, or 20.7%, compared to the year-earlier period. For the six months ended June 30, 2002, revenues of $19.3 million decreased $40.1 million, or 67.6%, compared to revenues of $59.4 million for the year-earlier period. Adjusted to exclude 2001 revenues of $36.1 million associated with the Aqua Cool Pure Bottled Water business, revenues decreased by $4.1 million, or 17.4%. Revenues were affected by a lower demand for automobile windshield wash solution and consumer bleach products of the Company's Elite Consumer Products business, and by lower demand for the Company's home water treatment equipment.

Instrument Business Group ("IBG") revenues of $6.8 million for the second quarter of 2002 increased $0.4 million, or 5.7%, compared to $6.4 million for the second quarter of 2001. For the six months ended June 30, 2002, revenues of $13.4 million decreased $0.9 million, or 6.2%, compared to revenues of $14.2 million for the six months ended June 30, 2001. IBG revenues were also affected by continued softness in the microelectronics industry, which is an important customer for the group's instrument products.

Revenues from affiliated companies consist of revenues generated from entities in which the Company has a less than majority equity interest. These revenues amounted to $2.6 million for the second quarter of 2002 compared to $4.5 million for the second quarter of 2001. Revenues from affiliated companies amounted to $5.7 million for the six months ended June 30, 2002 compared to $10.0 million for the six months ended June 30, 2001. The decrease in revenues from affiliated companies from 2001 levels revenues primarily resulted from lower equipment sales to Desalcott as a result of the substantial completion of the construction phase of the Trinidad desalination facility.

Cost of sales. The Company's cost of sales as a percentage of revenue for the second quarter was 69.1% in 2002 and 69.3% in 2001, and resulting gross margin was 30.9% in the second quarter of 2002 compared to 30.7% in the second quarter of 2001. For the first half of 2002, cost of sales as a percentage of revenue was 70.3% as compared to 70.1% in the first half of 2001. For the three and six months ended June 30, 2002, cost of sales as a percentage of revenue decreased in the EBG, UWG, and IBG business groups and increased in the CWG segment, compared to the comparable periods in 2001.

EBG's cost of sales as a percentage of revenue decreased to 73.9% in the second quarter and 73.5% in the first half of 2002, as compared to 75.5% and 75.2% in the same respective periods in 2001, reflecting a change in product mix from lower margin capital equipment revenue to more profitable water supply and other products. UWG's cost of sales as a percentage of revenue decreased to 73.2% and 74.9% for the second quarter and first half of 2002, respectively, as compared to 79.1% and 76.8% for the second quarter and first half of 2001, respectively. The decrease in cost of sales as a percentage of revenue was primarily attributable to reduced losses in the Company's Malaysian and Australian subsidiaries, both of which incurred significant charges in 2001 due primarily to losses on under-performing contracts. The Company's interest in the Malaysian subsidiary was divested in May 2002. Cost of sales as a percentage of revenue for CWG increased to 55.9% and 60.7% in the second quarter and first half of 2002, respectively, from 51.3% and 56.3% in the second quarter and first half of 2001, respectively. The increase in cost of sales as a percentage of revenue was primarily attributable to the exclusion of the Aqua Cool Pure Bottled Water business, which was divested on December 31, 2001, as well as a gain recognized on the sale of certain bottled water assets in the second quarter of 2001. IBG's cost of sales as a percentage of revenue decreased to 37.9% and 40.0% in the second quarter and first half of 2002, respectively, as compared to 46.4% and 45.2% in the second quarter and first half of 2001, respectively. The decrease in cost of sales as a percentage of revenue primarily reflected a higher proportion of more profitable after-market service revenue as compared to lower margin capital equipment revenue. Cost of sales to affiliated companies as a percentage of revenue decreased to 88.4% for the second quarter of 2002 compared to 97.0% for the second quarter of 2001. Cost of sales to affiliated companies as a percentage of revenue decreased to 93.4% for the first six months of 2002 compared to 97.4% for the first six months of 2001. These decreases were primarily due to lower revenues from sales to Desalcott. For accounting purposes, because the Company is deemed to have provided all of the equity funding for Desalcott, profit is being deferred and amortized over the balance of the term of the Trinidad concession agreement, which has resulted in lower margins on sales to Desalcott.

Operating expenses. Research and development expenses of $1.6 million in the second quarter of 2002 were unchanged from the second quarter of 2001, while these expenses decreased 2.5% to $3.2 million in the first six months of 2002 from $3.3 million in the first six months of 2001. Selling, general and administrative expenses in the second quarter of 2002 decreased 21.9% to $21.5 million from $27.6 million in the second quarter of 2001. Selling, general and administrative expenses in the first six months of 2002 decreased 26.2% to $41.4 million in the first six months of 2002 from $56.1 million in the first six months of 2001. These operating expenses increased as a percentage of revenue during the second quarter of 2002 to 29.0% from 25.7% in the second quarter of 2001. For the six month period, operating expenses as a percentage of revenue increased to 27.9% in 2002 from 25.1% in 2001. The increases as a percentage of revenue were primarily a result of lower revenue levels during 2002 compared to 2001. Factors impacting operating expenses during the quarter ended June 30, 2002 included a gain of approximately $0.7 million resulting from the Company's divestiture of its 55% equity interest in its Malaysian subsidiary, offset by net foreign exchange losses and certain restructuring charges in the CWG segment following the Company's divestiture of the Aqua Cool Pure Bottled Water business on December 31, 2001.

Interest income (expense). For the six months ended June 30, 2002, interest income increased to $1.9 million compared to $1.0 million for the first six months of 2001. The increase in interest income reflected investment of the proceeds from the sale of the Aqua Cool Pure Bottled Water business. Interest expense of $0.4 million and $0.9 million for the second quarter and first half of 2002, respectively, decreased from $1.4 million and $3.1 million from the respective periods in 2001. The decreases in interest expense were primarily attributable to lower short-term borrowings during the 2002 periods, which resulted primarily from the application of the proceeds from the sale of the Aqua Cool Pure Bottled Water business on December 31, 2001.

Equity income. For the first six months of 2002, equity income increased to $1.7 million compared to $1.0 million in the first six months of 2001. This increase was primarily the result of the Company's equity earnings in its 40% ownership interest of Desalcott and in two projects located in Mexico in which the Company has a 20% equity ownership interest. The Company records 100% of any net loss and 40% of any net income reported by Desalcott. In periods in which Desalcott has an accumulated loss (as opposed to retained earnings), the Company records 100% of any net income of Desalcott up to the amount of Desalcott's accumulated loss, and 40% of any net income thereafter.

Taxes. The Company's effective tax rate was 40.7% for the first six months of 2002 compared to 34.0% for the first six months of 2001. The increase in the overall tax rate was primarily attributable to an increase in forecasted losses incurred by the Company's French subsidiary for which the Company may not be able to realize future tax benefits.

Financial Condition

At June 30, 2002, the Company had $139.1 million in cash and cash equivalents and $227.6 million of working capital. Working capital increased $5.6 million during the first six months of 2002 while the Company's current ratio of 3.0 at June 30, 2002 increased from 2.4 at December 31, 2001. Accounts payable and accrued expenses decreased $19.9 million during the first half of 2002, reflecting lower revenue levels during the first six months of 2002 compared to 2001. Income taxes payable decreased $19.7 million during the first half of 2002, primarily reflecting tax payments made on the gain from the sale of the Company's Aqua Cool Pure Bottled Water business.

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

In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The Company is obligated to lend up to $10 million to Desalcott as an additional source of funds for project completion costs once all bridge loan proceeds have been expended. However, the bridge loan of $79.9 million and the $20 million equity provided to Desalcott (together with the additional $10 million dollars the Company is obligated to lend to Desalcott) have not provided sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing. Included in Desalcott's obligations at June 30, 2002 and September 30, 2002 was approximately $22.3 million and $24.2 million, respectively, payable to the Company's Trinidad subsidiary for equipment and services purchased in connection with the construction of the facility. The Company currently intends to convert $10 million of this amount into a loan to Desalcott to satisfy the Company's loan commitment described above. The terms of this loan are currently being negotiated with Desalcott. The Company currently anticipates that Desalcott will pay its remaining outstanding obligations to the Company's subsidiary partially out of cash flow from the sale of water and from the proceeds from new long-term debt financing. Desalcott has received proposals for new long-term debt financing, including a term sheet and a draft term loan agreement from the Trinidad bank which provided the bridge loan, which it anticipates completing around year-end. Such new long-term debt financing may not be completed on terms acceptable to Desalcott, or at all. Moreover, although the Trinidad bank that made the bridge loan to Desalcott has not required repayment of the bridge loan, which matured on September 1, 2002, pending completion of the long-term debt financing, there can be no assurance that the bank will not exercise its rights and foreclose on its collateral, in which event the Company's equity investment in, and receivable from, Desalcott as well as the loan receivable from HKES would be at risk.

During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and accordingly the Company commenced recognizing revenue in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Construction-Type Contracts." At June 30, 2002 and September 30, 2002, the Company had invested a total of $1.6 million in UDC as equity contributions and subordinated debt. The Company is committed to make additional contributions of equity or subordinated debt to UDC of $15.9 million over a two to three year period.

The Company entered into agreements with Kibbutz Ma'agan Micha'el, an Israeli cooperative society, and I.P.P.S. Infrastructure Enterprises Ltd., an Israeli corporation, for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. In August 2002, MDL entered into a concession contract with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. At June 30, 2002 and September 30, 2002, the Company had made a nominal equity investment in MDL, and had deferred costs of approximately $0.6 million and $0.7 million, respectively, relating to the design and development work on the project. The Company currently anticipates that it will invest approximately $1 million in MDL for its 49% equity interest. MDL is currently seeking approximately $7.7 million of debt financing for the project. If MDL is unable to obtain such debt financing, the Company would expense all its deferred costs relating to the project but would incur no other liability, inasmuch as no performance bond has been issued for the project.

In January 2002, the Company entered into agreements with Baran Group Ltd. and Dor Chemicals Ltd., both Israeli corporations, giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). On October 28, 2002, CDL was awarded a concession agreement by the Israeli Water Desalination Agency (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. At September 30, 2002, the Company had not yet made any equity investment in CDL, and had deferred costs of approximately $0.3 million relating to the engineering design and development work on the project. No costs had been deferred at June 30, 2002. If CDL obtains long-term project financing, the Company's total equity investment to be made in CDL would be approximately $8 million. The timing of such investment will depend upon the terms of the long-term financing agreement. Although the Company currently anticipates that CDL will obtain long-term financing for the project by the required date in April 2003, such financing may not be obtained. If CDL is unable to obtain such financing, the Company would expense all its deferred costs relating to the project and any investment the Company may have made in CDL (estimated to be approximately $0.8 million by the time of the closing of the long-term financing), and could incur its one-third proportionate share ($2.5 million) of liability under a $7.5 million performance bond issued on behalf of CDL.

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

The Company has an unsecured domestic revolving credit facility with Fleet National Bank which expires in March 2003. Under this credit facility, the Company may borrow up to $30 million. The Company also maintains other domestic and international unsecured credit facilities under which the Company may borrow up to an aggregate of $6.0 million. At June 30, 2002, the Company's total borrowings outstanding under all of its existing credit facilities were $8.6 million.

In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes issued by the Company as security for the Company's commitment to proceed with a project if it is the successful bidder. Performance bonds are typically issued for the benefit of the Company's customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. These instruments are not reflected on the Company's balance sheet as a liability because they will not result in a liability to the Company unless the Company fails to perform the contractual obligations which are secured by the corresponding instrument. In the past, the Company has not incurred any significant liability or expense as a result of the use of these instruments.

The Company believes that its future capital requirements will depend on a number of factors, including the amount of cash generated from operations and its capital commitments to new "own and operate" projects, either directly or through joint venture entities, that the Company may be successful in obtaining. The Company believes that its existing cash and cash equivalents, cash generated from operations, lines of credit and foreign exchange facilities will be sufficient to fund its capital expenditures and working capital requirements at least through the end of 2003, based on its current business plans and projections.

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

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
----------------------------------------------------------------------------

Certain statements contained in this report, including, without limitation, statements regarding expectations as to the Company's future results of operations, statements in the "Notes to the Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements. Such statements are based on management's current views and assumptions and are neither promises or guarantees but involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations as described in such forward-looking statements. Among these factors are the matters described under "Risks and Uncertainties" contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as well as overall economic and business conditions; competitive factors, such as acceptance of new products and pricing pressures and competition from companies larger than the Company; risk of nonpayment of accounts receivable, including those from affiliated companies; risks associated with foreign operations; risks associated with joint venture entities, including their respective abilities to arrange for necessary long-term project financing; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, as described below under "Quantitative And Qualitative Disclosures About Market Risk"; fluctuations in the Company's quarterly results; and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made, and the Company disclaims any obligation to update, supplement or modify such statements in the event the facts, circumstances or assumptions underlying the statements change, or otherwise.

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

Item 5.       Other Information

Amounts shown on the Consolidated Statements of Operations in Part I for "Revenues" and "Cost of sales of Equipment Business Group" for the three and six months ended June 30, 2002 each reflect a reduction of $200,000 from the corresponding numbers shown in (i) Note 8 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 and filed with the Securities and Exchange Commission on November 14, 2002, and (ii) the summary restated Consolidated Statements of Operations for such periods contained in the Company's November 5, 2002 third quarter results press release. These reductions resulted from a reclassification of an accounting entry relating to the Company's French subsidiary. This reclassification did not affect income from operations or net income. Giving effect to this reclassification to the nine months ended September 30, 2002, Equipment Business Group revenues decreased from $112.6 million to $112.4 million and cost of sales of Equipment Business Group decreased from $83.9 million to $83.7 million. This reclassification does not effect any changes to the Company's financial statements as of and for the three months ended September 30, 2002.

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

                                       IONICS, INCORPORATED


Date:  December 4, 2002        By: /s/Arthur L. Goldstein
                                   -----------------------------------------
                                   Arthur L. Goldstein
                                   Chairman and Chief Executive Officer
                                   (duly authorized officer)



Date:  December 4, 2002        By: /s/Daniel M. Kuzmak
                                   -----------------------------------------
                                   Daniel M. Kuzmak
                                   Vice President and Chief Financial Officer
                                   (principal financial officer)

                                 CERTIFICATIONS

I, Arthur L. Goldstein, certify that:

1. I have reviewed this Amendment No. 1 to quarterly report on Form 10-Q of Ionics, Incorporated;
2. Based on my knowledge, this Amendment No. 1 to quarterly report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to quarterly report on Form 10-Q;
3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to quarterly report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to quarterly report on Form 10-Q.

Date:   December 4, 2002

        /s/Arthur L. Goldstein
        ----------------------
        Arthur L. Goldstein
        Chairman and Chief Executive Officer

I, Daniel M. Kuzmak, certify that:

1. I have reviewed this Amendment No. 1 to quarterly report on Form 10-Q of Ionics, Incorporated;
2. Based on my knowledge, this Amendment No. 1 to quarterly report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to quarterly report on Form 10-Q;
3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to quarterly report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to quarterly report on Form 10-Q.

Date:   December 4, 2002

        /s/Daniel M. Kuzmak
        -------------------
        Daniel M. Kuzmak
        Vice President and Chief Financial Officer