Form 10-Q/A
period 2002-12-04
IONICS INC
filed 2002-12-04
CIK 52466

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

                                    Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                     Yes No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At March 31, 2002 the registrant had 17,533,742 shares of Common Stock, par value $1 per share, outstanding.

                                EXPLANATORY NOTE

Ionics, Incorporated (the "Company") is filing this Amendment No. 1 to Form 10-Q to amend its quarterly report on Form 10-Q for the quarterly period ended March 31, 2002 to reflect the restatement of its consolidated financial statements for the three months ended March 31, 2002. The restatement was primarily the result of intercompany transactions, including transactions between the Company and its French subsidiary that were erroneously recorded at the subsidiary level. The Company's consolidated financial statements as of and for the three months ended March 31, 2002 contained in this Amendment No. 1 to Form 10-Q reflect the effect of the restatement. See Note 2 to Notes to Consolidated Financial Statements.

The Company has amended in their entirety Items 1 and 2 of Part I of this quarterly report to reflect changes resulting from the restatement described above, and to update the information contained therein to reflect developments which have occurred subsequent to May 15, 2002, the date on which the Company filed its quarterly report on Form 10-Q for the quarterly period ended March 31, 2002. In addition, this Amendment No. 1 to Form 10-Q also amends Item 3 of Part I of this quarterly report to reiterate and update information previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and Item 6 of Part II of this quarterly report to reflect that the exhibit referred to therein had previously been filed.

                              IONICS, INCORPORATED
                                   FORM 10-Q/A
                        FOR QUARTER ENDED MARCH 31, 2002




                                      INDEX

                                                                           PAGE
PART I FINANCIAL INFORMATION

         Item 1.     Financial Statements                                    2

                     Consolidated Statements of Operations
                       Three Months Ended March 31, 2002 and 2001            2

                     Consolidated Balance Sheets
                       March 31, 2002 and December 31, 2001                  3

                     Consolidated Statements of Cash Flows
                       Three Months Ended March 31, 2002 and 2001            4

                     Notes to Consolidated Financial Statements           5-12

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 13-19

         Item 3.     Quantitative and Qualitative Disclosures about
                     Market Risk                                            19

PART II  OTHER INFORMATION

         Item 6.       Exhibits and Reports on Form 8-K                     20

         SIGNATURES                                                         21

         CERTIFICATIONS                                                     22

         EXHIBIT INDEX                                                      23

                PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              IONICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                           Three months ended
                                                                March 31,
                                                        ------------------------
                                                           2002          2001
                                                        ------------  ----------
Revenues:                                               (as restated)
 Equipment Business Group                              $ 35,048      $ 39,628
 Ultrapure Water Group                                   24,745        40,848
 Consumer Water Group                                    10,553        29,240
 Instrument Business Group                                6,544         7,788
 Affiliated companies                                     3,115         5,458
                                                        ------------  ----------
                                                         80,005       122,962
                                                        ------------  ----------
Costs and expenses:
 Cost of sales of Equipment Business Group               25,597        29,715
 Cost of sales of Ultrapure Water Group                  18,998        30,680
 Cost of sales of Consumer Water Group                    6,830        17,952
 Cost of sales of Instrument Business Group               2,753         3,439
 Cost of sales to affiliated companies                    3,037         5,337
 Research and development                                 1,621         1,690
 Selling, general and administrative                     19,855        28,501
                                                        ------------  ----------
                                                         78,691       117,314
                                                        ------------  ----------

Income from operations                                    1,314         5,648

Interest income                                             993           225

Interest expense                                           (560)       (1,604)

Equity income                                               892           441
                                                        ------------  ----------

Income before income taxes and minority interest          2,639         4,710

Provision for income taxes                                  876         1,601
                                                        ------------  ----------

Income before minority interest                           1,763         3,109

Minority interest in earnings                               264           114
                                                        ------------  ----------

Net income                                              $ 1,499       $ 2,995
                                                        ============  ==========

Basic earnings per share                                 $ 0.09        $ 0.18
                                                        ============  ==========

Diluted earnings per share                               $ 0.08        $ 0.18
                                                        ============  ==========

Shares used in basic earnings per share calculations     17,508        16,389
                                                        ============  ==========

Shares used in diluted earnings per share calculations   17,776        16,574
                                                        ============  ==========

The accompanying notes are an integral part of these consolidated financial statements.


                              IONICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
           (Amounts in thousands, except share and par value amounts)

                                                        March 31,         December 31,
                                                           2002               2001
                                                      ---------------     --------------
ASSETS                                                (as restated)
Current assets:
     Cash and cash equivalents                          $ 145,717          $ 178,283
     Short-term investments                                 1,216                 21
     Notes receivable, current                              4,954              4,892
     Accounts receivable, net                             103,964            118,255
     Receivables from affiliated companies                 19,664             17,199
     Inventories:
         Raw materials                                     20,890             20,047
         Work in process                                    8,117              7,547
         Finished goods                                     6,382              5,219
                                                      ---------------     --------------
                                                           35,389             32,813
     Other current assets                                  11,013             11,031
     Deferred income taxes                                 16,297             16,297
                                                      ---------------     --------------
         Total current assets                             338,214            378,791

Notes receivable, long-term                                23,257             23,210
Investments in affiliated companies                        24,593             23,798
Property, plant and equipment:
 Land                                                       6,333              6,288
 Buildings                                                 41,353             41,272
 Machinery and equipment                                  250,068            243,964
 Other, including furniture, fixtures and vehicles         30,434             29,938
                                                      ---------------     --------------
                                                          328,188            321,462
   Less accumulated depreciation                          160,417            154,430
                                                      ---------------     --------------
                                                          167,771            167,032

Goodwill                                                   19,266             19,037
Deferred income taxes, long-term                           12,643             12,643
Other assets                                                8,122              8,802
                                                      ---------------     --------------
   Total assets                                         $ 593,866          $ 633,313
                                                      ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt      $ 1,916           $ 14,257
 Accounts payable                                          24,899             34,640
 Customer deposits                                          3,617              2,159
 Accrued commissions                                        1,968              2,011
 Accrued expenses                                          53,643             58,064
 Income taxes payable                                      30,004             45,735
                                                      ---------------     --------------
   Total current liabilities                              116,047            156,866

Long-term debt and notes payable                           10,244             10,126
Deferred income taxes                                      35,227             34,199
Deferred revenue from affiliated companies                  3,364              3,360
Other liabilities                                           5,469              5,409

Commitments and contingencies

Stockholders' equity:
 Common stock, par value $1, authorized
 shares: 55,000,000 in 2002 and 2001;
 issued: 17,533,742 in 2002 and 17,477,005 in 2001        17,534             17,477
 Additional paid-in capital                              189,741            188,555
 Retained earnings                                       243,816            242,317
 Accumulated other comprehensive income                  (27,576)           (24,996)
                                                      ---------------     --------------
   Total stockholders' equity                            423,515            423,353
                                                      ---------------     --------------
   Total liabilities and stockholders' equity          $ 593,866          $ 633,313
                                                      ===============     ==============

The accompanying notes are an integral part of these consolidated financial statements.


                              IONICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                                Three months ended
                                                                                                      March 31,
                                                                                           ------------------------------
                                                                                               2002             2001
                                                                                           -------------    -------------
                                                                                           (as restated)
Operating activities:
      Net income                                                                                $ 1,499          $ 2,995
      Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
         Depreciation and amortization                                                            5,470            8,078
         Amortization of goodwill                                                                     -              680
         Provision for losses on accounts and notes receivable                                     (108)           1,421
         Equity in earnings of affiliates                                                          (892)            (441)
         Changes in assets and liabilities:
            Notes receivable                                                                        (96)          (4,591)
            Accounts receivable and receivables from affiliated companies                        11,657            3,476
            Inventories                                                                          (2,494)          (2,012)
            Other current assets                                                                    (39)           5,209
            Investments in affiliated companies                                                      56              315
            Accounts payable and accrued expenses                                               (12,530)         (13,871)
            Income taxes                                                                        (15,034)             716
            Other                                                                                (1,411)            (440)
                                                                                           -------------    -------------
               Net cash (used in) provided by operating activities                              (13,922)           1,535
                                                                                           -------------    -------------
Investing activities:
      Additions to property, plant and equipment                                                 (6,556)          (6,513)
      Disposals of property, plant and equipment                                                    178              241
      Additional investments in affiliates                                                            -           (3,965)
      (Purchase) sale of short-term investments                                                  (1,155)             515
                                                                                           -------------    -------------
               Net cash used in investing activities                                             (7,533)          (9,722)
                                                                                           -------------    -------------
Financing activities:
      Principal payments on current debt                                                        (32,082)         (18,543)
      Proceeds from borrowings of current debt                                                   19,750           23,368
      Principal payments on long-term debt                                                         (233)            (243)
      Proceeds from borrowings of long-term debt                                                    400              135
      Proceeds from stock option plans                                                            1,242              576
                                                                                           -------------    -------------
               Net cash (used in) provided by financing activities                              (10,923)           5,293
                                                                                           -------------    -------------
Effect of exchange rate changes on cash                                                            (188)            (627)
                                                                                           -------------    -------------
Net change in cash and cash equivalents                                                         (32,566)          (3,521)
Cash and cash equivalents at beginning of period                                                178,283           25,497
                                                                                           -------------    -------------
Cash and cash equivalents at end of period                                                    $ 145,717         $ 21,976
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

     Certain prior year amounts have been reclassified to conform to the current year presentations. As part of the Company's adoption of a matrix business organization effective January 1, 2002, results associated with the Company's trailer leasing and non-consumer bleach based chemical supply businesses are included in the Ultrapure Water Group (UWG) segment, rather than the Equipment Business Group (EBG) segment where they had historically been presented. Segment information for all periods has been presented to reflect these changes. See Note 6 below. In addition, the consolidated quarterly financial statements now reflect revenues and cost of sales derived from transactions with affiliated entities in which the Company maintains less than a majority equity interest as "affiliated companies" revenues and costs of sales (see Note 5 of Notes to Consolidated Financial Statements of the 2001 Form 10-K). These amounts had previously been reflected within the reportable business segments. Shipping and handling costs are included in revenues and cost of sales. During the three months ended March 31, 2002, the Company recorded adjustments reflecting immaterial corrections to prior year periods which resulted in a reduction to net income of approximately $594,000. Such adjustments were recorded in the financial statements for the three months ended March 31, 2002 as originally reported and as restated.

     In addition, Notes 3, 8 and 9 of the Notes to the Consolidated Financial Statements contained herein have been updated to reflect developments which have occurred subsequent to May 15, 2002, the date on which the Company filed its quarterly report on Form 10-Q for the quarterly period ended March 31, 2002.

2.   Restatement of Quarterly Financial Statements

     The Company's consolidated financial statements for the three months ended March 31, 2002 have been restated primarily as a result of intercompany transactions, including transactions between the Company and its French subsidiary that were erroneously recorded at the subsidiary level. The restatement did not materially impact any items on the Company's consolidated balance sheet as of March 31, 2002. The following table presents a summary of the impact of the restatement on the Company's consolidated statements of operations for the three months ended March 31, 2002:

                             (Amounts in thousands, except per share amounts)
                                      Three months ended March 31, 2002
                             ------------------------------------------------
                                 As originally
                                    reported           As restated
                                -----------------    -----------------

Revenues                                $ 80,341             $ 80,005
Costs and expenses                        78,336               78,691
Income from operations                     2,005                1,314
Income before income taxes
    and minority interest                  3,330                2,639
Provision for income taxes                 1,132                  876
Minority interest in earnings                261                  264
Net income                                 1,937                1,499
Basic earnings per share                  $ 0.11               $ 0.09
Diluted earnings per share                $ 0.11               $ 0.08


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

     In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The Company is obligated to lend up to $10 million to Desalcott as an additional source of funds for project completion costs once all bridge loan proceeds have been expended. However, the bridge loan of $79.9 million and the $20 million equity provided to Desalcott (together with the additional $10 million dollars the Company is obligated to lend to Desalcott) have not provided sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing. Included in Desalcott's obligations at March 31, 2002 and September 30, 2002 was approximately $18.8 million and $24.2 million, respectively, payable to the Company's Trinidad subsidiary for equipment and services purchased in connection with the construction of the facility. The Company currently intends to convert

     $10 million of this amount into a loan to Desalcott to satisfy the Company's loan commitment described above. The terms of this loan are currently being negotiated with Desalcott. The Company currently anticipates that Desalcott will pay its remaining outstanding obligations to the Company's subsidiary partially out of cash flow from the sale of water and from the proceeds from new long-term debt financing. Desalcott has received proposals for new long-term debt financing, including a term sheet and a draft term loan agreement from the Trinidad bank which provided the bridge loan, which it anticipates completing around year-end. Such new long-term debt financing may not be completed on terms acceptable to Desalcott, or at all. Moreover, although the Trinidad bank that made the bridge loan to Desalcott has not required repayment of the bridge loan, which matured on September 1, 2002, pending completion of the long-term debt financing, there can be no assurance that the bank will not exercise its rights and foreclose on its collateral, in which event the Company's equity investment in, and receivable from, Desalcott as well as the loan receivable from HKES would be at risk.

     Kuwait Project. During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and accordingly the Company commenced recognizing revenue in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Construction-Type Contracts." At March 31, 2002 and September 30, 2002, the Company had invested a total of $1.5 million and $1.6 million, respectively, in UDC as equity contributions and subordinated debt. The Company is committed to make additional contributions of equity or subordinated debt to UDC of $15.9 million over a two to three year period.

     Israel Projects. The Company entered into agreements with Kibbutz Ma'agan Micha'el, an Israeli cooperative society, and I.P.P.S. Infrastructure Enterprises Ltd., an Israeli corporation, for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. In August 2002, MDL entered into a concession contract with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. At March 31, 2002 and September 30, 2002, the Company had made a nominal equity investment in MDL, and had deferred costs of approximately $0.5 million and $0.7 million, respectively, relating to the design and development work on the project. The Company currently anticipates that it will invest approximately $1 million in MDL for its 49% equity interest. MDL is currently seeking approximately $7.7 million of debt financing for the project. If MDL is unable to obtain such debt financing, the Company would expense all its deferred costs relating to the project but would incur no other liability, inasmuch as no performance bond has been issued for the project.

     In January 2002, the Company entered into agreements with Baran Group Ltd. and Dor Chemicals Ltd., both Israeli corporations, giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). On October 28, 2002, CDL was awarded a concession agreement by the Israeli Water Desalination Agency (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. At September 30, 2002, the Company had not yet made any equity investment in CDL, and had deferred costs of approximately $0.3 million relating to the engineering design and development work on the project. No costs were deferred at March 31, 2002. If CDL obtains long-term project financing, the Company's total equity investment to be made in CDL would be approximately $8 million. The timing of such investment will depend upon the terms of the long-term financing agreement. Although the Company currently anticipates that CDL will obtain long-term financing for the project by the required date in April 2003, such financing may not be obtained. If CDL is unable to obtain such financing, the Company would expense all its deferred costs relating to the project and any investment the Company may have made in CDL (estimated to be approximately $0.8 million by the time of the closing of the long-term financing), and could incur its one-third proportionate share ($2.5 million) of liability under a $7.5 million performance bond issued on behalf of CDL.

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


4.   Earnings Per Share (EPS) Calculations

                                                      (Amounts in thousands, except per share amounts)

                                                           For the three months ended March 31,
                                   ---------------------------------------------------------------------------------------
                                                     2002                                          2001
                                   ------------------------------------------   ------------------------------------------
                                       Net                       Per Share          Net                        Per Share
                                     Income         Shares         Amount          Income         Shares        Amount
                                   ------------  -------------  -------------   -------------  -------------  ------------
Basic EPS
     Income available to
     common stockholders               $ 1,499         17,508         $ 0.09         $ 2,995         16,389        $ 0.18

     Effect of dilutive
     stock options                           -            268          (0.01)              -            185             -
                                   ------------  -------------  -------------   -------------  -------------  ------------

Diluted EPS                            $ 1,499         17,776         $ 0.08         $ 2,995         16,574        $ 0.18
                                   ============  =============  =============   =============  =============  ============



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

                                        (Amounts in thousands)
                                          Three months ended
                                       March 31,
                                      ---------------------------
                                         2002           2001
                                      ------------   ------------
Net income                                $ 1,499        $ 2,995
Other comprehensive income,
     net of tax:
     Translation adjustments               (2,580)        (4,590)
                                      ------------   ------------
Comprehensive loss                       $ (1,081)      $ (1,595)
                                      ============   ============

6.   Segment Information

     The Company has four reportable "business group" segments corresponding to a "business group" structure. In 2002, the Company instituted a matrix-type organization. As part of the matrix organization, the Company's trailer leasing and non-consumer bleach based chemical supply businesses which were included in the Equipment Business Group in prior periods now are included in the Ultrapure Water Group. Segment information for all periods has been presented to reflect these changes. In addition, the Company's Aqua Cool Pure Bottled Water business, which had been reported as part of the Consumer Water Group, was sold to affiliates of Nestle S.A. on December 31, 2001 and therefore does not appear in 2002 operations.

     The following table summarizes the Company's operations by the four business group segments and "Corporate." Corporate includes legal, research and development expenses not allocated to the business groups, certain corporate administrative and insurance costs, foreign exchange gains and losses on corporate assets, as well as the elimination of intersegment transfers.

                                                             For the three months ended March 31, 2002
                                     --------------------------------------------------------------------------------------------
                                       Equipment      Ultrapure        Consumer      Instrument
                                       Business         Water           Water         Business
                                         Group          Group           Group          Group         Corporate         Total
                                     --------------  -------------   -------------  -------------   -------------  --------------
(Amounts in thousands)
Revenue - unaffiliated                    $ 35,048       $ 24,745        $ 10,553        $ 6,544             $ -        $ 76,890
Revenue - affiliated                         3,115              -               -              -               -           3,115
Inter-segment transfers                      1,894            148               -            477          (2,519)              -
Gross profit - unaffiliated                  9,451          5,747           3,723          3,791               -          22,712
Gross profit - affiliated                       78              -               -              -               -              78
Equity income (loss)                           656             (2)            238              -               -             892
Earnings (loss) before interest,
     tax and minority interest               1,745         (1,358)         (1,433)           777           2,475           2,206
Interest income                                                                                                              993
Interest expense                                                                                                            (560)
Income before income taxes and
     minority interest                                                                                                     2,639
Identifiable assets                        280,125        136,740          48,016         27,612          76,780         569,273
Goodwill                                    11,008          6,739           1,519              -               -          19,266



                                                            For the three months ended March 31, 2001
                                     --------------------------------------------------------------------------------------------
                                       Equipment      Ultrapure        Consumer      Instrument
                                       Business         Water           Water         Business
                                         Group          Group           Group          Group         Corporate         Total
                                     --------------  -------------   -------------  -------------   -------------  --------------
(Amounts in thousands)
Revenue - unaffiliated                    $ 39,628       $ 40,848        $ 29,240        $ 7,788             $ -       $ 117,504
Revenue - affiliated                         5,353              -             105              -               -           5,458
Inter-segment transfers                      1,397          1,181               -            682          (3,260)              -
Gross profit - unaffiliated                  9,913         10,168          11,288          4,349               -          35,718
Gross profit - affiliated                       68              -              53              -               -             121
Equity income (loss)                           371             54             102              -             (86)            441
Earnings (loss) before interest,
     tax and minority interest               2,901          1,803           1,315          1,151          (1,081)          6,089
Interest income                                                                                                              225
Interest expense                                                                                                          (1,604)
Income before income taxes and
     minority interest                                                                                                     4,710
Goodwill                                    11,776         16,388          21,230          1,847               -          51,241

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

8.   Goodwill and Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses, if any, that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of this standard, will identify any potential goodwill impairment. As of June 30, 2002 the Company completed the transitional goodwill impairment test and determined that no adjustment to goodwill was necessary.

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

     The following adjusts reported net income and EPS to present pro forma amounts which exclude amortization of goodwill:

                                (Amounts in thousands, except per share amounts)
                                              Three months ended March 31,
                                ------------------------------------------------
                                             2002                 2001
                                       -----------------    -----------------

Net income                                      $ 1,499              $ 2,995
Goodwill amortization, net of tax                     -                  347
                                       -----------------    -----------------
Adjusted net income                             $ 1,499              $ 3,342
                                       =================    =================

Reported basic earnings per share                $ 0.09               $ 0.18
Goodwill amortization, net of tax                     -                 0.02
                                       -----------------    -----------------
Adjusted basic earnings per share                $ 0.09               $ 0.20
                                       =================    =================

Reported diluted earnings per share              $ 0.08               $ 0.18
Goodwill amortization, net of tax                     -                 0.02
                                       -----------------    -----------------
Adjusted diluted earnings per share              $ 0.08               $ 0.20
                                       =================    =================


                                            (Amounts in thousands, except per share amounts)
                                                  For the years ended December 31,
                                            ---------------------------------------------
                                                2001           2000             1999
                                            -------------  -------------    -------------

Net income (loss)                               $ 44,701       $ (1,870)        $ 19,361
Goodwill amortization, net of tax                  2,188          2,228            1,774
                                            -------------  -------------    -------------
Adjusted net income                             $ 46,889          $ 358         $ 21,135
                                            =============  =============    =============

Reported basic earnings (loss) per share          $ 2.61        $ (0.12)          $ 1.20
Goodwill amortization, net of tax                   0.13           0.14             0.11
                                            -------------  -------------    -------------
Adjusted basic earnings per share                 $ 2.74         $ 0.02           $ 1.31
                                            =============  =============    =============

Reported diluted earnings (loss) per share        $ 2.59        $ (0.12)          $ 1.18
Goodwill amortization, net of tax                   0.13           0.14             0.11
                                            -------------  ------------------------------
Adjusted diluted earnings per share               $ 2.72         $ 0.02           $ 1.29
                                            =============  =============    =============




     There was no change in the carrying value of goodwill during the quarter ended March 31, 2002, other than the impact of foreign currency translation adjustment. As a result of the foreign currency translation adjustment, the Equipment Business Group's goodwill balance decreased $35,000 and the Ultrapure Water Group's goodwill balance increased by $4,000 from the respective balances at December 31, 2001. The Company's net intangible assets included in other assets in the Consolidated Balance Sheets consist principally patents and trademarks. At March 31, 2002 and December 31, 2001, the net carrying value of these intangible assets was approximately $0.6 million. Intangible assets are amortized over a period ranging up to 20 years. All intangible assets are amortized on a straight-line basis. Amortization expense for intangible assets is estimated to be approximately $0.1 million for each of the next five years.

9.   Subsequent Events

     In May 2002, the Company completed its planned divestiture of its 55% equity interest in a Malaysian affiliate, which had previously been treated as "held for sale" and included in "Other current assets." In connection with the sale, the Company recorded a gain of $0.7 million during the second quarter of 2002. Included in the Company's results for the three months ended March 31, 2002 were revenues of $2.6 million and a $0.6 million pre-tax loss resulting from Malaysian operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Amendment No. 1 to Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission. The analysis of results of operations compares the three month period ended March 31, 2002 with the comparable period of the prior fiscal year.

Restatement of Quarterly Financial Statements and Reclassifications

The Company's consolidated financial statements for the three months ended March 31, 2002 have been restated primarily as a result of intercompany transactions, including transactions between the Company and its French subsidiary that were erroneously recorded at the subsidiary level. See Note 2 to Notes to Consolidated Financial Statements. The following discussion of the financial condition and results of operations of the Company has been amended in its entirety to reflect changes resulting from this restatement, and to update the information contained therein to reflect developments which have occurred subsequent to May 15, 2002, the date on which the Company filed its quarterly report on Form 10-Q for the quarterly period ended March 31, 2002. In particular, information provided under "Financial Condition" with respect to the Company's commitments and contingencies, credit facilities and future capital requirements has been updated. In addition, the consolidated financial statements and information provided under "Results of Operations" now reflect revenues and costs of sales derived from transactions with affiliated entities in which the Company maintains less than a majority interest as "affiliated companies" revenues and costs of sales. These amounts had previously been reflected within the four business segments.

As part of the Company's adoption of a matrix business organization structure effective January 1, 2002, results associated with the Company's trailer leasing and non-consumer bleach based chemical supply businesses are included in the Ultrapure Water Group ("UWG") segment, rather than the Equipment Business Group ("EBG") segment where they had historically been presented. Segment information for all periods have been presented to reflect these changes. Aggregate first quarter 2002 revenues and gross margin for these businesses were $7.2 million and $2.1 million, respectively, compared to revenues and gross margin of $7.0 million and $2.0 million, respectively, for the first quarter of 2001.

Results of Operations

Comparison of the Three Months Ended March 31, 2002 with the Three Months Ended
-------------------------------------------------------------------------------
March 31, 2001
--------------

The Company reported consolidated revenues of $80.0 million and net income of $1.5 million for the first quarter of 2002, which compared to $123.0 million of revenues and $3.0 million of net income earned during the first quarter of 2001. Results for the first quarter of 2001 include the operations of the Aqua Cool Pure Bottled Water business, which was divested on December 31, 2001. In addition, results for the first quarter of 2002 include $2.6 million in revenues and a $0.6 million pre-tax loss in the Company's Malaysian affiliate (included in the UWG segment), in which the Company held a 55% equity interest. At March 31, 2002, the Company was in the process of divesting this interest, and accordingly this asset was treated as "held for sale" and included in "Other current assets."

Revenues. The Company's revenues for the first quarter of 2002 of $80.0 million compared to revenues of $123.0 million in the first quarter of 2001. Excluding the first quarter 2001 Aqua Cool Pure Bottled Water revenues of $16.9 million, first quarter 2002 revenues decreased $26.0 million, or 24.6%, from the comparable period in the prior year, with declines in all four of the Company's business segments. The reduction in revenues was primarily attributable to continued softness in the microelectronics industry affecting both the UWG and Instrument Business Group (IBG).

EBG revenues of $35.0 million decreased by $4.6 million, or 11.6%, compared to revenues of $39.6 million during the first quarter of 2001. This decrease was primarily attributable to lower capital equipment revenues associated with the Zero Liquid Discharge equipment business.

UWG revenues of $24.7 million decreased by $16.1 million, or 39.4%, compared to revenues of $40.8 million in the first quarter of 2001. Revenue levels for UWG were affected by continued softness in the capital equipment portion of the microelectronics industry, both domestically and internationally.

Consumer Water Group ("CWG") revenues of $10.6 million decreased by $18.7 million, or 63.9%, compared to revenues of $29.2 million in the first quarter of 2001, which included revenues generated in the Company's Aqua Cool Pure Bottled Water business. Excluding revenues associated with the Aqua Cool Pure Bottled Water business (which was divested on December 31, 2001), revenues in the first quarter of 2002 were down 14.4%, or $1.8 million, from the first quarter of 2001. Revenues were primarily impacted by the warmer-than-expected winter, which affected revenue levels of CWG's consumer-based chemical business as a result of a lower demand for automobile windshield wash solution.

IBG revenues of $6.5 million decreased by $1.2 million, or 16.0%, compared to revenues of $7.8 million in the first quarter of 2001. Lower revenue levels were primarily attributable to continued softness in the microelectronics industry, an important customer for IBG products.

Revenues from affiliated companies consist of revenues generated from entities in which the Company has a less than majority equity interest. These revenues amounted to $3.1 million for the first quarter of 2002 compared to $5.5 million for the first quarter of 2001. The 42.9% decrease in affiliated companies revenues primarily resulted from lower equipment sales to Desalcott as a result of the substantial completion of the construction phase of the Trinidad desalination facility.

Cost of sales. Total Company cost of sales as a percentage of revenue was 71.5% in the first quarter of 2002 compared to 70.9% in the first quarter of 2001, and resulting gross margin was 28.5% in first quarter of 2002 and 29.1% for the first quarter of 2001. Cost of sales as a percentage of revenue decreased in the EBG and IBG segments and increased in the UWG and CWG segments in the first quarter of 2002, over the comparable period for 2001. EBG's cost of sales as a percentage of revenue decreased to 73.0% for the first quarter of 2002 compared to 75.0% for the first quarter of 2001, reflecting a shift in product mix from lower margin capital equipment to more profitable water supply and other products. IBG's cost of sales as a percentage of revenue decreased to 42.1% in the first quarter of 2002 from 44.2% in the first quarter of 2001, primarily reflecting a shift in product mix from lower margin capital equipment to more profitable after-market services and software sales. UWG's cost of sales as a percentage of revenue increased from 75.1% in the first quarter of 2001 to 76.8% in the first quarter of 2002, primarily as a result of lower overall sales volume levels in 2002 compared to 2001. CWG's cost of sales as a percentage of revenue increased to 64.7% in the first quarter of 2002 from 61.4% in the first quarter of 2001, reflecting the exclusion of the Aqua Cool Pure Bottled Water business which was divested on December 31, 2001. Cost of sales to affiliated companies as a percentage of revenue decreased slightly to 97.5% for the first quarter of 2002 compared to 97.8% for the first quarter of 2001. This decrease was primarily due to lower revenues from sales to Desalcott. For accounting purposes, because the Company is deemed to have provided all of the equity funding for Desalcott, profit is being deferred and amortized over the balance of the term of the Trinidad concession agreement, which has resulted in lower margins on sales to Desalcott.

Operating expenses. Research and development expenses decreased 4.1% to $1.6 million in the first quarter of 2002 from $1.7 million in the first quarter of 2001. Selling, general and administrative expenses in the first quarter of 2002 decreased 30.3% to $19.9 million in the first quarter of 2002 from $28.5 million in the first quarter of 2001. These operating expenses, however, increased as a percentage of revenue to 26.8% in the first quarter of 2002 compared to 24.6% in the first quarter of 2001. This increase as a percentage of revenue resulted primarily from lower revenue levels during the first quarter of 2002. Other factors impacting operating expenses include net foreign currency exchange gains of approximately $1.7 million, relating primarily to the translation of certain of the proceeds from the sale of the Aqua Cool Pure Bottled Water business. These gains were partially offset by residual expenses incurred in the quarter of approximately $1.4 million, related primarily to on-going restructuring initiatives in the CWG segment following the divestiture of the Aqua Cool Pure Bottled Water business.

Interest income (expense). Interest income of $1.0 million in the first quarter of 2002 represents an increase of $0.8 million from $0.2 million earned in the first quarter of 2001, reflecting investment of the proceeds from the Aqua Cool Pure Bottled Water business divestiture. Interest expense of $0.6 million for the first quarter of 2002 compared to $1.6 million for the first quarter of 2001. The decrease in interest expense was primarily attributable to lower short-term borrowing during the 2002 period, which resulted primarily from the application of the proceeds from the sale of the Aqua Cool Bottled Water business on December 31, 2001.

Equity income. Equity income of $0.9 million during the first three months of 2002 compared to $0.4 million during the first three months of 2001. This increase was primarily the result of improved performance in two projects located in Mexico in which the Company has a 20% equity interest.

Taxes. The Company's effective tax rate was 33.2% for the first quarter of 2002 and 34.0% for the first quarter of 2001. The effective tax rate reflects anticipated profit before tax adjusted for items such as non-deductible operating losses, and anticipated tax planning initiatives such as maximizing foreign tax credit utilization and restructuring certain intercompany debt.

Net income. Net income was $1.5 million for the three months ended March 31, 2002, compared to net income of $3.0 million for the three months ended March 31, 2001.

Financial Condition

At March 31, 2002, the Company had $145.7 million in cash and cash equivalents and $222.2 million of working capital. Working capital increased $0.2 million during the first three months of 2002 while the Company's current ratio of 2.9 at March 31, 2002 increased from 2.4 at December 31, 2001. Net accounts receivable and receivables from affiliated companies and accounts payable and accrued expenses decreased $11.7 million and $12.5 million, respectively, during the first three months of 2002, primarily resulting from lower revenue levels. Current income taxes payable decreased $15.0 million during the first three months of 2002, primarily reflecting payments made on gain from the sale of the Company's Aqua Cool Pure Bottled Water business.

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

In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The Company is obligated to lend up to $10 million to Desalcott as an additional source of funds for project completion costs once all bridge loan proceeds have been expended. However, the bridge loan of $79.9 million and the $20 million equity provided to Desalcott (together with the additional $10 million dollars the Company is obligated to lend to Desalcott) have not provided sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing. Included in Desalcott's obligations at March 31, 2002 and September 30, 2002 was approximately $18.8 million and $24.2 million, respectively, payable to the Company's Trinidad subsidiary for equipment and services purchased in connection with the construction of the facility. The Company currently intends to convert $10 million of this amount into a loan to Desalcott to satisfy the Company's loan commitment described above. The terms of this loan are currently being negotiated with Desalcott. The Company currently anticipates that Desalcott will pay its remaining outstanding obligations to the Company's subsidiary partially out of cash flow from the sale of water and from the proceeds from new long-term debt financing. Desalcott has received proposals for new long-term debt financing, including a term sheet and a draft term loan agreement from the Trinidad bank which provided the bridge loan, which it anticipates completing around year-end. Such new long-term debt financing may not be completed on terms acceptable to Desalcott, or at all. Moreover, although the Trinidad bank that made the bridge loan to Desalcott has not required repayment of the bridge loan, which matured on September 1, 2002, pending completion of the long-term debt financing, there can be no assurance that the bank will not exercise its rights and foreclose on its collateral, in which event the Company's equity investment in, and receivable from, Desalcott as well as the loan receivable from HKES would be at risk.

During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and accordingly the Company commenced recognizing revenue in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Construction-Type Contracts." At March 31, 2002 and September 30, 2002, the Company had invested a total of $1.5 million and $1.6 million, respectively, in UDC as equity contributions and subordinated debt. The Company is committed to make additional contributions of equity or subordinated debt to UDC of $15.9 million over a two to three year period.

The Company entered into agreements with Kibbutz Ma'agan Micha'el, an Israeli cooperative society, and I.P.P.S. Infrastructure Enterprises Ltd., an Israeli corporation, for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. In August 2002, MDL entered into a concession contract with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. At March 31, 2002 and September 30, 2002, the Company had made a nominal equity investment in MDL, and had deferred costs of approximately $0.5 million and $0.7 million, respectively, relating to the design and development work on the project. The Company currently anticipates that it will invest approximately $1 million in MDL for its 49% equity interest. MDL is currently seeking approximately $7.7 million of debt financing for the project. If MDL is unable to obtain such debt financing, the Company would expense all its deferred costs relating to the project but would incur no other liability, inasmuch as no performance bond has been issued for the project.

In January 2002, the Company entered into agreements with Baran Group Ltd. and Dor Chemicals Ltd., both Israeli corporations, giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). On October 28, 2002, CDL was awarded a concession agreement by the Israeli Water Desalination Agency (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. At September 30, 2002, the Company had not yet made any equity investment in CDL, and had deferred costs of approximately $0.3 million relating to the engineering design and development work on the project. No costs had been deferred at March 31, 2002. If CDL obtains long-term project financing, the Company's total equity investment to be made in CDL would be approximately $8 million. The timing of such investment will depend upon the terms of the long-term financing agreement. Although the Company currently anticipates that CDL will obtain long-term financing for the project by the required date in April 2003, such financing may not be obtained. If CDL is unable to obtain such financing, the Company would expense all its deferred costs relating to the project and any investment the Company may have made in CDL (estimated to be approximately $0.8 million by the time of the closing of the long-term financing), and could incur its one-third proportionate share ($2.5 million) of liability under a $7.5 million performance bond issued on behalf of CDL.

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

The Company has an unsecured domestic revolving credit facility with Fleet National Bank which expires in March 2003. Under this credit facility, the Company may borrow up to $30 million. The Company also maintains other domestic and international unsecured credit facilities under which the Company may borrow up to an aggregate of $6.0 million. At March 31, 2002, the Company's total borrowings outstanding under all of its existing credit facilities were $1.0 million.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments
----------------------

In 2001, the Company's Italian subsidiary entered into a series of U.S. dollar/euro option contracts with the intent of offsetting the foreign exchange risk associated with forecasted cash flows related to an ongoing project. These option contracts were not entered into for trading purposes. In accordance with the restrictions set forth in SFAS 133, the contracts do not qualify for hedge accounting treatment. At March 31, 2002, the fair market value of these option contracts were recorded as a liability of $1.4 million in the "Other current liabilities" section of the Consolidated Balance Sheets. End-of-period changes in the market value of the option contracts are reflected in the "Selling, general and administrative" expenses in the Consolidated Statements of Operations. These U.S. dollar/euro option contracts were terminated in the second quarter of 2002. The Company had no other foreign exchange option contracts outstanding at March 31, 2002.

The Company from time to time enters into foreign exchange contracts to hedge certain operational and balance sheet expenses against changes in foreign currency exchange rates. No foreign exchange contracts (other than the option contracts described above) were outstanding at March 31, 2002 or 2001.

Market Risk
-----------

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is not material due to the short-term nature of these investments. At March 31, 2002, the Company had $1.9 million of short-term debt and $10.2 million of long-term debt outstanding. A portion of this debt has variable interest rates and, therefore, is subject to interest rate risk. However, a hypothetical increase of 10% in these interest rates for a one-year period would result in additional interest expense that would not be material in the aggregate. The Company's net foreign currency exchange gain was approximately $1.9 and $0.1 million for the three months ended March 31, 2002 and March 31, 2001, respectively. The Company's exposure to foreign currency exchange rate fluctuations is moderated by the fact that the operations of its international subsidiaries are primarily conducted in their respective local currencies. Also, in certain situations, the Company will consider entering into forward exchange contracts to mitigate the impact of foreign currency exchange fluctuations.

                           PART II - OTHER INFORMATION




Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  10.1* - 1997 Stock Incentive Plan, as amended through May 8, 2002 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).
                  ---------------
                  *Previously filed and incorporated herein by reference.

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


                                   IONICS, INCORPORATED


Date:  December 4, 2002    By:     /s/Arthur L. Goldstein
                                   ---------------------------------------------
                                   Arthur L. Goldstein
                                   Chairman and Chief Executive Officer
                                   (duly authorized officer)



Date:  December 4, 2002    By:     /s/Daniel M. Kuzmak
                                   ---------------------------------------------
                                   Daniel M. Kuzmak
                                   Vice President and Chief Financial Officer
                                   (principal financial officer)

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

Date:   December 4, 2002

        /s/Daniel M. Kuzmak
        -------------------
        Daniel M. Kuzmak
        Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number    Description

10.1* 1997 Stock Incentive Plan, as amended through May 8, 2002 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

------------------
*Previously filed and incorporated herein by reference.