Form 10-K
period 2002-12-31
IONICS INC
filed 2003-03-31
CIK 52466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 02549

                                    FORM 10-K

                      [x] ANNUAL REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number: 1-7211

                              IONICS, INCORPORATED
             (Exact name of registrant as specified in its charter)

      Massachusetts                                    04-2068530
 (State of incorporation)                  (IRS Employer Identification Number)

      65 Grove Street                                  02472-2882
 Watertown, Massachusetts                              (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number, including area code: (617)926-2500

 Securities registered pursuant to Section 12(b) of the Act: Common Stock,
                                $1.00 par value

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                  Yes X   No ___

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of June 28, 2002 was $415,244,560 (17,123,487 shares at $24.25 per share) (includes shares owned by a trust for the indirect benefit of a non-employee director, and by a trust for the indirect benefit of a spouse of a non-employee director).

As of March 21, 2003, 17,555,046 shares of Common Stock, $1.00 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. Portions of such proxy statement are incorporated by reference into Item 5 and Part III of this Annual Report on Form 10-K.

                              IONICS, INCORPORATED

                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

PART I............................................................................................................. 3
   ITEM 1.              BUSINESS....................................................................................3
   ITEM 2.              PROPERTIES.................................................................................14
   ITEM 3.              LEGAL PROCEEDINGS..........................................................................15
   ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................15

PART II............................................................................................................15
   ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................
                                                                                                                   15
   ITEM 6.              SELECTED CONSOLIDATED FINANCIAL DATA.......................................................16
   ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........
                                                                                                                   16
   ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..................................36
   ITEM 8.              CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................37
   ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........
                                                                                                                   71

PART III...........................................................................................................71
   ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................71
   ITEM 11.             EXECUTIVE COMPENSATION.....................................................................71
   ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................
                                                                                                                   72
   ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................72
   ITEM 14.             CONTROLS AND PROCEDURES....................................................................72

PART IV............................................................................................................73
   ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...........................73

SIGNATURES.........................................................................................................77
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.........................................................................37

                                     PART I

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. The Company makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties and Forward Looking Information." Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. In this Annual Report on Form 10-K, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

ITEM 1.       BUSINESS

General

Ionics, Incorporated ("Ionics," or the "Company") is a leading water purification company engaged worldwide in the supply of water and related activities and the supply of water treatment equipment through the use of proprietary separations technologies and systems. Ionics' products and services are used by the Company or its customers to desalt brackish water and seawater, recycle and reclaim process water and wastewater, treat water in the home, manufacture and supply water treatment chemicals and ultrapure water, process food products, and measure levels of waterborne contaminants and pollutants. The Company's customers include industrial companies, consumers, municipalities and other governmental entities, and utilities. Unless the context indicates otherwise, the terms "Ionics" and "Company" as used herein includes Ionics, Incorporated and all its subsidiaries.

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

The Company's business activities are reported in four business group segments, which the Company put into place in 1998. The business group structure is based upon defined areas of management responsibility with respect to markets, applications and products. The Company believes that each business group segment comprises, and represents, a class of similar products or product lines used in particular water treatment applications. These business group segments are the Equipment Business Group, Ultrapure Water Group, Consumer Water Group, and Instrument Business Group. In 2002, these segments accounted for approximately 49.5%, 30.5%, 11.6% and 8.4%, respectively, of the Company's total revenues. See
Note 17 to the Consolidated Financial Statements for additional information regarding the Company's four business segments. On December 31, 2001, the Company sold its Aqua Cool Pure Bottled Water division, constituting the major portion of the assets of the Consumer Water Group. Approximately 40% of the Company's 2002 revenues were derived from foreign sales or operations.

Within the existing business group structure, the Company has instituted a matrix-type organization which became effective at the beginning of 2002. Within each business group, the Company has begun to focus on "centers of excellence," which represent the application of treatment or separation technologies contained in The Ionics Toolbox(R) to solve certain application problems. The Company utilizes its water treatment and liquids separation expertise by employing its own proprietary products and other commodity products in the best integrated combination to solve customers' application problems. These centers of excellence include desalination, reuse, surface water, microelectronics, pharmaceuticals and instruments, among others, and each represents a range of technology solutions to solve a related applications problem. In 2002, no center of excellence accounted for 10% or more of the Company's total revenues. The Company will continue to report its results under the current "business group" segment structure. Starting in 2002, as part of the matrix organization, the lease of trailers for the production of ultrapure water is included in the results of the Ultrapure Water Group, rather than the Equipment Business Group, where such results had been included through 2001. In addition, the Company's non-consumer bleach-based chemical supply business, which through 2001 had been included in the results of the Equipment Business Group, is included in the results of the Ultrapure Water Group starting in 2002. The discussion and financial results contained in this Annual Report on Form 10-K reflect these changes for all periods presented.

The Company was incorporated in Massachusetts in 1948. The Company's principal executive offices are located at 65 Grove Street, Watertown, Massachusetts 02472.

Information about Business Segments

Equipment Business Group
------------------------

The Equipment Business Group accounted for approximately 49.5% of revenues in 2002. This segment provides technologies, treatment systems and services for seawater desalination, surface water treatment, brackish water desalination, wastewater reuse and recycle, potable water and high purity water. In addition, this segment includes the Company's custom fabrication activities and food processing activities, neither of which are significant activities on which the Company's business, results of operations or cash flows have relied.

Desalination and Related Water Treatment Equipment and Processes
----------------------------------------------------------------

Opportunities for the sale of desalination and related water treatment equipment and processes arise from changes in the needs of people and municipalities, from industrial shifts and growth, and from environmental concerns. With less than 1% of the total water on the planet fresh and usable, desalination has played an important role in creating new water sources.

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

As examples of the Company's activities in this market, during 2002 the Company received an order from Mason City, Iowa for the sale of EDR-based equipment to desalinate ground water used by the municipality for drinking water. In addition, the Company booked an order from the Foss Reservoir Conservancy District in Oklahoma for the sale of EDR-based equipment to desalinate surface water used by the District for drinking water.

The Company has also been participating in a growing market for surface water treatment equipment as municipalities are being required to meet increasingly stringent regulations for ensuring safe drinking water quality. For example, in late 2001 the Company received an order for equipment from the City of Minneapolis for the sale of UF-based water treatment equipment to treat surface water used by the city for drinking water, and construction of this facility was well underway by the end of 2002. The Company believes that this facility will be the largest ultrafiltration water treatment plant in the United States.

Wastewater Treatment Equipment and Processes
--------------------------------------------

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

The Company designs, engineers and constructs brine concentrators, evaporators and crystallizers which are used to clean, recover and recycle wastewater, particularly in "zero liquid discharge" (ZLD) industrial uses. Such systems may also incorporate EDR membrane systems as preconcentrators, and EDI membrane systems for further treatment of wastewater. A representative example in 2002 was the selection of the Company by the Orlando Utilities Commission in Florida to supply a brine concentrator and crystallizer ZLD system for the Stanton Energy Combined Cycle Unit A Power Plant.

Ionics also designs, engineers and constructs customized systems for industrial wastewater customers which may include conventional treatment systems as well as advanced separation technologies such as EDR, RO, UF and MF. Typical industrial customers are power stations, chemical and petrochemical plants, manufacturers and a variety of other industrial applications. The Company also provides custom and packaged sewage treatment systems for municipalities and advanced membrane systems that treat waste from conventional sewage treatment plants so that the treated wastewater can be recycled and reused for irrigation and process water needs.

As an example of the Company's activities in membrane-based wastewater treatment, during 2002, Utilities Development Company W.L.L. (UDC), a Kuwaiti project company in which the Company has a 25% ownership interest, commenced activities under a contract to construct, own and operate the largest membrane-based water reuse facility in the world. The Company is also serving as a membrane equipment supplier to UDC under an $85 million supply contract awarded in 2002. For further discussion regarding UDC, see Item 7 of this Annual Report on Form 10-K under the caption "Financial Condition" and Note 8 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Water Supply for Drinking and Industrial Use
--------------------------------------------

Ionics' position as a seller of purified or treated water has evolved from its traditional role as a supplier of water treatment equipment. In certain situations, opportunities are available for the Company to supply the water itself through the ownership and operation of the water purification facility. In these situations, the Company is responsible for the financing, construction, operation and maintenance of the water treatment facilities. For large-scale water treatment projects, the Company has been utilizing a business model for participating in such projects using a project company in which the Company typically will hold a minority equity interest.

As an example, during 2002, a three-member team, including the Company, was selected by the Ministry of Finance and the Ministry of Infrastructure in Israel to supply 30 million cubic meters per year of potable water under a 24 year and 11 month build-own-operate (BOO) contract. The team has formed a project company which is currently seeking financing for the project. For further discussion regarding this project see Item 7 of this Annual Report on Form 10-K under the caption "Financial Condition" and Note 8 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Ionics, through its wholly-owned subsidiary, Ionics Iberica, S.A., owns and operates an EDR facility with capacity to treat 5.5 million gallons per day of brackish water and an RO seawater facility with capacity to treat 3.6 million gallons per day on Grand Canary Island, Spain. Under long-term contracts, the Company sells the desalted water from both facilities to the local water utility for distribution.

The Company's wholly owned subsidiary, Ionics (Bermuda) Ltd., owns and operates an EDR brackish water plant with capacity to treat 600,000 gallons per day on the island of Bermuda. This plant supplies fresh water under a long-term contract with Watlington Waterworks Ltd., a Bermuda corporation partially owned by Ionics.

In the second quarter of 2002, construction was completed with respect to the first four out of five phases of what the Company believes will be the largest membrane-based seawater desalination plant in the Western Hemisphere, which is located in Trinidad. The seawater reverse osmosis (SWRO) desalination plant provides the Water and Sewerage Authority of Trinidad and Tobago (WASA) and the industries of the Point Lisas Industrial Estate with a high quality water supply for industrial requirements. This $120 million project is owned and operated by a joint venture between the Company (which has a 40% equity ownership interest in the venture) and its local partner, Hafeez Karamath Engineering Services Ltd. The plant began to produce and deliver water during 2002 and has a current design capacity of 26.4 million gallons per day, which will be expanded to 28.7 million gallons per day. For further discussion regarding the Trinidad project see Item 7 of this Annual Report on Form 10-K under the caption "Financial Condition" and Note 8 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

The Company also owns and operates more than 40 desalination plants on a number of Caribbean islands, which provide drinking water to hotels, resorts and governmental entities. Drinking water on these islands is usually supplied pursuant to water supply contracts with terms ranging from five to ten years. On the island of Barbados, a 7.9 million gallon per day brackish water RO plant which started up successfully in the first quarter of 2000, is providing fresh potable drinking water to about one-fifth of the island's population. Desalinated water is being provided to the Barbados Water Authority on a build, own, operate (BOO) basis by a joint venture (in which the Company has a controlling ownership interest) between Ionics and its local partner, Williams Industries.

The Equipment Business Group also carries out the following business activities:

a)       Fabricated Products

         At its Bridgeville and Canonsburg, Pennsylvania facilities, the Company fabricates products for industrial and defense-related applications.

b)       Food Processing

         Under an agreement with a major U.S. dairy cooperative, the Company oversees whey-processing activities at two plants owned by the cooperative, and earns revenue based on the production of demineralized whey for its services. Included in the equipment being utilized at these plants are its Electromat(R) electrodialysis systems.

Ultrapure Water Group
---------------------

The Ultrapure Water Group accounted for approximately 30.5% of the Company's 2002 revenues. This segment provides equipment and other related products for specialized industrial users of ultrapure water, such as companies in the life sciences, chemical, microelectronics and power industries. With the Company's acquisition of Enchem(R) wastewater treatment technology in July 2002, the Ultrapure Water Group is now able to provide equipment that treats certain semiconductor industry wastewater streams. Ultrapure water is purified by a series of processes to the degree that remaining impurities are measured in parts per billion or trillion. The microelectronics industry has historically been a significant source of the revenues of the Ultrapure Water Group, and softness in the microelectronics industry negatively affected the performance of the Ultrapure Water Group in 2002 and 2001.

Ultrapure Water Equipment
-------------------------

The demand for technologically advanced ultrapure water equipment and systems has increased as the industries which use ultrapure water have become more knowledgeable about their quality requirements and as such requirements have become more stringent. Ultrapure water needs are particularly important in the semiconductor, pharmaceutical, petroleum and power generation industries. The semiconductor industry in particular has increasingly demanded higher purity water as the circuits on silicon wafers have become more densely packed.

The Company supplies sophisticated ultrapure water systems, which utilize a combination of ion-exchange, EDI, RO and UF technologies. These systems are either trailer-mounted or land-based and vary from standardized modules to large multimillion dollar systems, depending on the customer's requirements.

The Company has been pursuing customers in the developing microelectronics market in the Far East. For example, during 2002, Ionics was awarded contracts with Corning and Chungwa Picture Tube (CPT) for supply of water systems to manufacturing companies in the flat panel market. In addition, Ionics has supplied new systems to Taiwan Semiconductor Mfg. Corp. (TSMC) for wastewater reuse. Ionics has established a subsidiary in China for the manufacture of water systems to serve the China market and for export.

The Company established the Ionics Life Sciences division at the beginning of 1999 to expand its delivery of ultrapure water equipment and services to the pharmaceutical and biotechnology markets. In 2002, Ionics has developed and supplied systems in the U.S., Singapore, and Europe. In addition, Ionics has introduced standardized systems for these markets.

Ultrapure Water Supply
----------------------

In industries such as power generation, semiconductors, pharmaceuticals and biotechnology, ultrapure water is critical to product volume, quality and yield. Depending on the composition and quantity of the impurities to be removed or treated, any one of several membrane separations methods can be utilized to provide ultrapure water to the customer. Ionics has pioneered in the application of three membrane technologies (EDR, RO and UF) combined together in a mobile system called the "triple membrane" trailer (TMT) for use in the commercial processing of ultrapure water. Ionics provides ultrapure water services and the production and sale of ultrapure water from trailer-mounted units at customer sites (until 2002, this activity had been included in the Equipment Business Group).

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

At the end of 2002, Company-owned or operated equipment for the production of ultrapure water and other purified process water under contracts with companies in various industries had a total capacity of approximately 29,000 gallons per minute.

One of the Company's important ultrapure water activities is ion-exchange regeneration, which is provided at four U.S. locations and two foreign locations. The Company also provides system sanitization and high-flow deionization services at customer sites.

The Company has been expanding its ultrapure water activities in the Asian market. The Company established an ultrapure water sales, service and regeneration facility in Singapore in 1998, opened an office in Taiwan in 1999, and commenced operation of the first resin regeneration facility in Taiwan in 2002.

Chemical Supply
---------------

The Company uses its Cloromat(R) electrolytic membrane-based technology to produce sodium hypochlorite and related chlor-alkali chemicals for industrial, commercial and other non-consumer applications. These activities are carried out by the Company's wholly owned Australian subsidiary, Elite Chemicals Pty. Ltd. (Elite), and the Company's wholly-owned Mexican subsidiary, Ionics Acapulco Ltd. (until 2002, this activity had been included in the Equipment Business Group).

Consumer Water Group
--------------------

This business group segment accounted for approximately 11.6% of the Company's 2002 revenues. The Company's consumer water products currently serve the home water purification and consumer bleach-based product market. On December 31, 2001, the Company completed the sale of its Aqua Cool Pure Bottled Water business conducted in the United States, United Kingdom, and France, to affiliates of Perrier Vittel S.A., a subsidiary of Nestle S.A. In this transaction, the Company received total proceeds of approximately $207 million, following finalization of contractual purchase price adjustments in the first quarter of 2003. See Note 16 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. The Company retains equity ownership interests in certain joint venture entities in Bahrain, Kuwait and Saudi Arabia which are engaged in the bottled water business.

Home Water Purification Systems
-------------------------------

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

Other Products

The Company's Elite Consumer Products division operates a Cloromat(R) facility in Ludlow, Massachusetts to produce and distribute bleach-based products for the consumer market, primarily one-gallon bleach products under private label or under the Company's own "Elite(R)", "Super ValueTM" and "UltraPureTM" brands, and methanol-based automobile windshield wash solution.

Instrument Business Group
-------------------------

The Company's Instrument Business Group accounted for approximately 8.4% of the Company's 2002 revenues. This segment designs and manufactures analytical instruments that serve the pharmaceutical, microelectronic, chemical, power generation, environmental, municipal water, food and beverage, and medical research industries. The Instrument Business Group derives more than 40% of its revenues from service, consumables, spare parts, and training products from its installed base of more than 8,000 units. During 2000, the Ionics Instrument Division, which was located in Watertown, Massachusetts, was moved and consolidated with Ionics Sievers Instruments, located in Boulder, Colorado. This business group also includes Ionics Agar Environmental, located in Herzlia, Israel. The Company is a leading manufacturer of instruments that measure total organic carbon (TOC) across the water "spectrum" from ultrapure water to wastewater. The Sievers(R) Model 400ES TOC analyzer, introduced at the end of 2001, is designed specifically to comply with United States Pharmacopoeia (USP) and European Pharmacopoeia (EP) requirements for determining water quality in the pharmaceutical industry. Ionics' Instrument Business Group offers TOC analyzers sensitive to the parts-per-trillion range, designed specifically for ultrapure water measurement in the semiconductor and power generation industries. In the fourth quarter of 2001, the Company introduced the first on-line boron analyzer designed specifically for continuous measurement of trace boron contamination, a capability particularly important in the semiconductor and power industries.

In 2002 the Company introduced enhancements to its Model 400ES TOC Analyzer that facilitates pharmaceutical company compliance with FDA electronic record-keeping requirements. Additionally, the Company expanded its consumables and service business capability with a new range of products and services, and an expanded production facility for the manufacture of calibration standards for its pharmaceutical customers.

In addition to the Sievers product line, the Company offers a full line of TOC monitors for process water and wastewater applications, as well as other instruments.

The Company's Ionics Agar Environmental division, acquired in 1999, offers a line of instruments for the detection of thin layers of oil on water. The Company's Leakwise(R) oil-on-water detection systems are used by a range of industries from oil refining to power generation. In 2002, the Company introduced its Leakwise ID-227WL wireless system for remote sensing and satellite/cellular communication of environmental oil spills.

Other Information Concerning the Business of the Company

Foreign Operations
------------------

The Company has significant operations outside the United States. The Company's sales to customers in foreign countries primarily involve desalination systems, ultrapure water systems, water and wastewater treatment systems, Cloromat systems, instruments and related products and services. The Company believes that this geographic diversity provides stability to its operations and revenue streams to offset geographic economic trends and offers it an opportunity to expand into new markets for its products. The Company conducts operations outside the United States directly or through its wholly-owned subsidiaries located in Australia, China, Bermuda, the Caribbean, England, France, Ireland, Israel, Italy, Korea, Mexico, Singapore, Spain and Taiwan. In addition, the Company also conducts operations outside the United States through affiliated companies and joint venture relationships in the Caribbean (including Trinidad), Bahrain, Israel, Japan, Kuwait, Mexico and Saudi Arabia. Of these affiliated company and joint venture operations, the Company believes that the Kuwait, Trinidad and Mexico ventures are material to its business on a consolidated basis.

Revenues from operations outside the United States totaled $122.6 million in 2002, $146.2 million in 2001 and $151.5 million in 2000, accounting for approximately 36.6%, 31.3% and 31.9% respectively, of the Company's total revenues. No single country outside the United States contributed more than 10% in 2002, 2001 or 2000 of the Company's total revenues.

For a discussion of risks attendant to the Company's foreign operations, see
Item 7 of this Annual Report on Form 10-K. In addition, further geographical and financial information concerning the Company's foreign operations appears in Notes 1, 5, 8, 9, 10, 14, 15, 16 and 17 of the Company's Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Raw Materials and Sources of Supply
-----------------------------------

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

Patents and Trademarks
----------------------

The Company believes that its products, know-how, servicing network and marketing skills are more significant to its business than trademarks or patent protection of its technology. Nevertheless, the Company has a policy of applying for patents both in the United States and abroad on inventions made in the course of its research and development work for which a commercial use is considered likely. The Company owns numerous United States and foreign patents and trademarks and has issued licenses thereunder, and currently has additional pending patent applications. Of the approximately 87 outstanding U.S. patents held by the Company, a substantial portion involves membranes, membrane technology and related separations processes such as ED and EDR, RO, UF, EDI and instrumentation technology. The Company does not believe that any of its individual patents or groups of related patents, nor any of its trademarks, is of sufficient importance that its termination or abandonment, or the cancellation of licenses extending rights thereunder, would have a material adverse effect on the Company.

Seasonality
-----------

The activities of the Company's businesses are not of a seasonal nature, other than sales of bleach products for swimming pool use which tend to increase during the summer months, and sales of automobile windshield wash solution which tend to increase in the winter months. Together, these products represent less than 5.0% of the Company's total revenues.

Customers
---------

The nature of the Company's business is such that it frequently has in progress large contracts with one or more customers for specific projects; however, there is no one customer whose purchases accounted for 10% or more of the revenues of any business segment and whose loss would have a material adverse effect on the Company and its subsidiaries taken as a whole.

Backlog
-------

The Company's backlog of firm orders was $377.2 million at December 31, 2002 and $258.9 million at December 31, 2001. For multi-year contracts, the Company includes in reported backlog the revenues associated with the first five years of the contract. For multi-year contracts which are not otherwise included in backlog, the Company includes in backlog up to one year of revenues. The Company expects to fill approximately 42% of its December 31, 2002 backlog during 2003. The Company does not believe that there are any seasonal aspects to its backlog figures.

The Company has entered into a number of large contracts, which are generally categorized as either "equipment sale" contracts or build, own and operate ("BOO") contracts. The Company believes that the remaining duration on its existing equipment sale contracts ranges from less than one year to three years and the remaining duration on its existing BOO contracts ranges from one year to 25 years. The time to completion of any of these contracts, however, is subject to a number of variables, including the nature and provisions of the contract and the industry being served. Historically, as contracts are completed, the Company has entered into new contracts with the same or other customers. In the past, the completion of any one particular contract has not had a material effect on the Company's business, results of operations or cash flows.

Government Contracts
--------------------

The Company does not believe that any of its sales under U.S. Government contracts or subcontracts during 2002 are subject to renegotiation. The Company has not had adjustments to its negotiated contract prices, nor are any proceedings pending for such adjustments.

Research and Development
------------------------

The Company's research and development activities are directed toward developing new products for use in water and wastewater purification, processing and measurement, and separations technology. The Company's research and development expenses were approximately $6.5 million in 2002, $6.4 million in 2001 and $8.0 million in 2000.

Competition
-----------

The Company experiences competition from a variety of sources with respect to virtually all of its products, systems and services, however the Company knows of no single entity that competes with it across the full range of its products and services. Competition in the markets served by the Company is based on a number of factors, which may include price, technology, applications experience, know-how, availability of financing, reputation, product warranties, reliability, service and distribution. The Company is unable to state with certainty its relative market position in all aspects of its business. Many of its competitors have financial and other resources greater than those of the Company.

With respect to the Company's Equipment Business Group, there are a number of companies, including several sizable chemical companies that manufacture and sell membranes, but not water treatment equipment. There are numerous smaller companies, primarily fabricators, that sell water treatment and desalination equipment, but which generally do not have proprietary membrane technology. A limited number of companies, some of which are larger than the Company, manufacture both membranes and water treatment equipment. The Company has numerous competitors in its conventional water treatment, instrument and fabricated products business lines.

In 2002, the International Desalination Association released a report providing data regarding the manufacturers of desalination equipment. According to the report, which covered land-based water desalination plants delivered or under construction as of December 31, 2001, with a capacity to produce 100 cubic meters (approximately 25,000 gallons) or more of fresh water daily, the Company ranked first in terms of the number of such plants sold from 1992 to 2001, having sold more than the next three manufacturers combined. In addition, the report indicated that the Company ranked first in the total capacity of such plants sold.

With respect to the Ultrapure Water Group business segment, the Company competes with suppliers of ultrapure water services and with other manufacturers of membrane-related equipment on an international, national and regional basis.

With respect to the Company's Consumer Water Group business segment, most of the Company's competitors in point-of-entry and point-of-use products for use in the home or office are small assemblers, serving local or regional markets. However, there are also several large companies competing nationally in these markets.

Environmental Matters
---------------------

The Company continues to fully comply with federal, state and local government rules and regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company was notified in 1992 that it is a potentially responsible party (PRP) at a Superfund Site, Solvent Recovery Services of New England in Southington, Connecticut ("SRS Site"). Ionics' share of assessments to date for site work and administrative costs totals approximately $77,000. The United States Environmental Protection Agency ("EPA") has not yet issued a decision regarding clean-up methods and costs. However, based upon the large number of PRPs identified, the Company's small volumetric ranking (approximately 0.5%) and the identities of the larger PRPs, the Company believes that its liability in this matter will not have a material effect on the Company or its financial position, results of operations or cash flows.

By letter dated March 29, 2000, the Company and other PRPs for the SRS Site were notified that they may also have potential liability with respect to the Angelillo Property Superfund Site, also in Southington, Connecticut ("Angelillo Site"), because hazardous materials were allegedly shipped from the SRS Site to the Angelillo Site. In April 2001, the Company and certain other PRPs entered into a settlement agreement with the EPA with respect to the Angelillo Site, under which the Company made a final settlement payment of approximately $3,300.

The Company has never had a product liability claim grounded in environmental liability, and believes that the nature of its products and business makes such a claim unlikely.

Employees
---------

The Company and its consolidated subsidiaries employ approximately 1,900 persons on a full-time basis. None of the Company's employees are represented by unions or have entered into workplace agreements with the Company, except for the employees of the Company's Australian subsidiary and certain employees of the Company's Spanish subsidiary. The Company considers its relations with its employees to be good.

Executive Officers of the Registrant
------------------------------------

The names, ages and positions of the Company's Executive Officers are as follows:

                                          Age as of                             Positions
               Name                     March 1, 2003                         Presently Held
               ----                     -------------                         --------------
Arthur L. Goldstein                            67         President, Chief Executive Officer
                                                          and Director since 1971; Chairman
                                                          of the Board since 1990
Edward J. Cichon                               48         Vice President, Equipment Business Group since July
                                                          1998
Alan M. Crosby                                 50         Vice President, Consumer Water Group since March
                                                          2000; previously Vice President and General Manager,
                                                          Elite; and Vice President, Operations
Anthony Di Paola                               36         Vice President and Corporate Controller
                                                          since May 2000
Stephen Korn                                   57         Vice President, General Counsel and Clerk since 1989
Daniel M. Kuzmak                               50         Vice President, Finance and Chief
                                                          Financial Officer since January 2001
William J. McMahon                             47         Vice President, Ultrapure Water Group
                                                          since November 2000
Theodore G. Papastavros                        69         Executive Vice President since May 2002; Treasurer
                                                          since August 2002; Vice President since 1975
Michael W. Routh                               55         Vice President, Instrument Business Group since April
                                                          2000

There are no family relationships between any of the officers or directors. Executive officers of the Company are appointed each year at the meeting of directors held on the date of the annual meeting of shareholders. There are no arrangements or understandings pursuant to which any executive officer was selected.

Except for Messrs. Cichon, Di Paola, Kuzmak, McMahon and Routh, all of the current executive officers have been employed by the Company in various capacities for more than five years.

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

Available Information
---------------------

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available, without charge, on our website at www.ionics.com, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission.

ITEM 2.       PROPERTIES

The Company's executive offices are located in a Company-owned facility at 65 Grove Street, Watertown, Massachusetts. Manufacturing, assembly, engineering and other operations are carried out in a number of domestic and international locations. The following table provides certain information as to the Company's principal general offices and manufacturing facilities:

                                   Business Segment                                          Approximate Square Feet
    Location                    Utilizing the Location                Property Interest          of Floor Space
    --------                    ----------------------                -----------------      -----------------------
Watertown, MA*                  Equipment Business Group                      Owned                   134,000
(headquarters)                  Instrument Business Group
                                Consumer Water Group
                                Ultrapure Water Group

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

Ludlow, MA                      Consumer Water Group                          Owned                   129,000

San Jose, CA                    Ultrapure Water Group                         Owned                    66,000

Boulder, CO                     Instrument Business Group                     Leased                   74,000

Pico Rivera, CA                 Ultrapure Water Group                         Owned                    68,000

Phoenix, AZ                     Ultrapure Water Group                         Leased                   34,000

Bellevue, WA                    Equipment Business Group                      Leased                   21,000

Brisbane, Australia             Equipment Business Group                      Owned                    38,000

Brisbane, Australia             Ultrapure Water Group                         Leased                   62,000

Milan, Italy                    Equipment Business Group                      Leased                   18,000

Dallas, TX                      Ultrapure Water Group                         Owned                    12,000

Dallas, TX                      Ultrapure Water Group                         Leased                    9,000

Singapore                       Ultrapure Water Group                         Leased                    9,000
--------------------

* Approximately 22,000 square feet of this facility are leased to a joint venture entity engaged in membrane manufacture.

The Company also owns or leases smaller facilities in which its business segments conduct business.

The Company considers the business facilities that it utilizes to be adequate for their intended business purpose.

ITEM 3.       LEGAL PROCEEDINGS

The Company and its Chief Executive Officer and Chief Financial Officer have been named as defendants in a class action lawsuit captioned Jerome Deckler v. Ionics, Inc., et al., filed in the U.S. District Court, District of Massachusetts in March 2003. Plaintiff alleges violations of the federal securities laws relating to the restatement of the Company's financial statements for the first and second quarters of 2002 announced in November 2002. The Company believes the allegations in the lawsuit are without merit and intends vigorously to defend the litigation. While the Company believes that the litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

The Company is involved in the normal course of its business in various other litigation matters, some of which are in the pre-trial discovery stages. The Company believes that none of the other pending matters will have an outcome material to the Company's financial position, results of operations or cash flows.

The Company was notified in 1992 that it is a potentially responsible party
(PRP) at a Superfund Site, Solvent Recovery Services of New England in Southington, Connecticut. Ionics' share of assessments to date for site work and administrative costs totals approximately $77,000. The United States Environmental Protection Agency ("EPA") has not yet issued a decision regarding clean-up methods and costs. However, based upon the large number of PRPs identified, the Company's small volumetric ranking (approximately 0.5%) and the identities of the larger PRPs, the Company believes that its liability in this matter will not have a material effect on the Company or its financial position, results of operations or cash flows.

In 2002, Sievers Instruments, Inc. ("Sievers"), a wholly owned subsidiary of the Company, filed a patent infringement suit in the United States District Court for the District of Colorado against Anatel Corporation and against Anatel's acquiring company, Hach Company ("Anatel"). The suit alleges that Anatel's manufacture and sale of its Model 643 organic carbon analyzer unlawfully copied and interfered with sales of Sievers' TOC 400 total organic carbon analyzer in that the Model 643 infringes certain claims of Sievers' U.S. patents No. 5,976,468 and No. 6,271,043. The suit further asserts that the continuing sale of calibration standards by Anatel constitutes infringement. The defendants have raised certain defenses, withdrawn the accused product from the market, and introduced a redesigned analyzer. Defendants have asked the Court to rule that their redesigned analyzer does not infringe, and the Court has not yet issued its decision. The case is in early stages of discovery.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's common stock is traded on the New York Stock Exchange under the symbol ION. As of March 21, 2003, there were approximately 1,100 shareholders of record. No cash dividends were paid in either 2002 or 2001 pursuant to the Company's current policy to retain earnings for use in its business. The Company currently intends to continue to retain future earnings, if any, for use in its business and does not expect to pay any cash dividends in the foreseeable future.

During the period January 1, 2001 to December 31, 2002, the range of high and low sales prices of the common stock for each quarterly period was as follows:

                           2002                             2001
               -----------------------------     ---------------------------
                    High            Low              High           Low
               -------------- --------------     ------------- -------------
First Quarter      $33.90         $28.86            $30.94        $23.98
Second Quarter      32.22          24.00             31.57         23.40
Third Quarter       25.21          18.90             31.50         19.27
Fourth Quarter      25.15          17.64             31.85         21.44

The information referenced by this item with respect to the Company's stockholder approved plans and non-stockholder approved plans is hereby incorporated by reference from the Company's definitive Proxy Statement for the 2003 Annual Meeting (which will be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year) under the caption "Equity Compensation Plan Information."

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five years ended December 31, 2002, 2001, 2000, 1999 and 1998 are derived from the Company's Consolidated Financial Statements. This data should be read in conjunction with the Company's audited financial statements and related notes, and with Item 7 of this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

                                                                For the years ended December 31,
                                      -------------------------------------------------------------------------------------------
Dollars in Thousands
Except Per Share Amounts                    2002      %       2001       %       2000      %       1999      %       1998      %
---------------------------------------------------------------------------------------------------------------------------------
Revenues                                $335,371  100.0   $466,732   100.0   $474,551  100.0   $358,217  100.0   $351,326  100.0
Income (loss) before income taxes,
    minority interest, and gain on sale    2,509    0.7    (16,631)   (3.6)    (2,224)  (0.5)    29,731    8.3     32,883    9.4
Net income (loss)*                         4,792    1.4     44,701     9.6     (1,870)  (0.4)    19,361    5.4     21,386    6.1
Earnings (loss) per basic share             0.27              2.61              (0.12)             1.20              1.33
Earnings (loss) per diluted share           0.27              2.59              (0.12)             1.18              1.31

*Includes a pre-tax gain on the sale of the Aqua Cool Pure Bottled Water business of $8.2 million and $102.8million in 2002 and 2001, respectively.

Consolidated Balance Sheet Data

                                                                           December 31,
                                      ------------------------------------------------------------------------------
Dollars in Thousands                          2002          2001             2000             1999             1998
--------------------------------------------------------------------------------------------------------------------
Current assets                            $328,740      $378,791        $ 252,862        $ 193,802        $ 187,093
Current liabilities                        114,168       156,866          173,363           99,475           85,934
--------------------------------------------------------------------------------------------------------------------
Working capital                            214,572       221,925           79,499           94,327          101,159
Total assets                               608,013       633,313          585,813          500,906          452,123
Long-term debt and notes payable             9,670        10,126           10,911            8,351            1,519
Stockholders' equity                       438,153       423,353          356,861          361,852          345,598

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leading water purification company engaged worldwide in the supply of water and related activities and the supply of water treatment equipment through the use of proprietary separations technologies and systems. The Company's products and services are used by the Company or its customers to desalt brackish water and seawater, recycle and reclaim process water and wastewater, to treat water in the home, to manufacture and supply water treatment chemicals and ultrapure water, to process food products, and to measure levels of waterborne contaminants and pollutants. The Company's customers include industrial companies, consumers, municipalities and other governmental entities and utilities. The following discussion and analysis of financial condition and results of operations refers to the activities of the Company's four business groups, which comprise the Company's reportable operating segments. These groups are the Equipment Business Group (EBG), Ultrapure Water Group (UWG), Consumer Water Group (CWG) and Instrument Business Group (IBG). See Note 17 to the Consolidated Financial Statements contained in
Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding its four business segments. Within the existing business group structure, the Company has instituted a matrix-type organization which became effective at the beginning of 2002. Within each business group, the Company has begun to focus on "centers of excellence," which represent the application of treatment or separation technologies contained in The Ionics Toolbox(R) to solve certain application problems. The Company utilizes its water treatment and liquids separation expertise by employing its own proprietary products and other commodity products in the best integrated combination to solve customers' application problems. These centers of excellence include desalination, reuse, surface water, microelectronics, pharmaceuticals and instruments, among others, and each represents a range of technology solutions to solve a related applications problem.

The EBG segment provides products and services for seawater and brackish water desalination, water reuse and recycle, surface water treatment, and zero liquid discharge. Significant factors influencing the desalination market include worldwide water shortages, the need for better quality water in many parts of the world, and the reduced cost of operating of modern desalination facilities. These factors have driven a trend toward larger plants, and toward the purchase of water supply and operating and maintenance contracts. Trends impacting the water reuse and recycle market are similar, with membrane technology becoming proven in reuse and recycling applications. The surface water market has been influenced primarily by regulatory pressures to reduce contaminants in water supplies. The use of membrane technology is also becoming more accepted in surface water applications. The zero liquid discharge market, which consists of equipment and services for the minimization of liquid waste through such techniques as evaporation, concentration and crystallization, has been influenced by regulatory pressures on utilities to eliminate discharge of process water. The Company believes that it is positioned to be able to compete successfully in these applications, although it frequently faces substantially larger competitors.

The UWG segment provides equipment and services for the microelectronics, power, and pharmaceutical industries, where high quality ultrapure (i.e. very highly purified) water is required for use in production processes, and is critical to ultimate product quality and yield. The UWG segment has historically been heavily reliant upon the microelectronics industry, and the continued softness in that industry has adversely impacted both revenue and profitability. The UWG segment has been pursuing applications in other markets, such as power, pharmaceuticals and flat panel display, to lessen its reliance upon the microelectronics market.

The CWG segment provides home water units for the treatment of residential water. Prior to the divestiture of the Aqua Cool Pure Bottled Water business in the U.S., U.K. and France on December 31, 2001, it was also engaged in the home and office delivery market for bottled water. The CWG segment also produces bleach-based cleaning products and automobile windshield wash solution. Trends in the consumer water market include increased consumer awareness of and the need for improved water quality, and reduced confidence in the quality of existing water supplies.

The IBG segment manufactures and sells instruments and related products for the measurement of impurities in water. The segment serves the pharmaceutical, microelectronics and power markets where the measurement of water quality, including levels and types of contaminants in process water, is critical to production processes. The IBG segment has established a strong position in the pharmaceutical industry, providing products and services that facilitate compliance with both domestic and foreign regulatory requirements. Like the UWG segment, the performance of the IBG segment has been impacted by the downturn in the microelectronics industry, although to a lesser extent than the UWG segment.

The EBG and UWG segments have historically supplied equipment and related membranes. Starting in the mid-1980's, these groups also began to own and operate facilities that sell desalted or otherwise treated water directly to customers under water supply agreements. The revenues and cost of sales associated with equipment sales are recorded in the revenue and cost of sales lines on the Company's Consolidated Statement of Operations in the periods in which the revenues are realized. Equipment contracts are generally accounted for under the percentage completion accounting method, and the period of time over which costs are incurred and revenues are realized may vary between six months and two years, depending on the nature and amount of equipment being supplied. For water supply agreements, with respect to smaller projects, of which the Company is the sole owner, the initial cost of the equipment becomes part of the Company's depreciable fixed asset base, and the revenues and cost of sales recorded by the Company are those that are associated with the supply of water under the water supply agreement. These contracts typically vary in length between 5 and 15 years.

In the EBG segment, which more recently has begun to pursue large-scale, long-term water treatment projects, the Company has been utilizing a business model for participating in such projects typically through joint venture project companies in which the Company will hold a minority ownership interest. Such project companies are formed to own and operate larger scale desalination, reuse, or other projects in which the Company may participate in several ways, including: having an ownership interest (typically a minority interest) in the project company; selling the desalination, reuse, or other treatment system to the project company; and providing operating and maintenance services to the project company once the project facility commences operations. These projects often exceed $100 million in total cost and may involve multiple equity participants in the project company. The Company's participation in major projects through a minority interest in a project company structure mitigates the risks of engaging in such activities, and also provides the Company with potential long-term equity income from such investments, because these project companies typically enter into long-term concession agreements with the customer entity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's Discussion and Analysis of Financial Condition and Results of Operations is based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its accounting policies and estimates, including those related to revenue recognition, allowance for doubtful accounts, investments in affiliated entities, income taxes, goodwill and other long-lived assets, pension plans, loss contingencies and derivative instruments. The Company bases its estimates on historical experience and other relevant information and on appropriate assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The Company has identified the policies discussed below as critical to understanding its business and its results of operations.

Revenue Recognition

For certain contracts involving customized equipment eligible for contract accounting under American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Construction-Type Contracts" (SOP 81-1), revenue is recognized using the percentage of completion accounting method based upon an efforts-expended method. The nature of these contracts and the types of products and services provided are considered in determining the proper accounting for a given contract. Long-term, fixed-price and cost plus fixed-fee contracts are recorded on a percentage of completion basis using the cost-to-cost method of accounting where revenue is recognized based on the ratio of costs incurred to estimated total costs at completion. The Company follows this method since reasonably dependable estimates of the costs of the total contract can be made. As a general rule, sales and profits are recognized earlier under the cost-to-cost method of percentage of completion accounting compared to the completed contract method. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions regarding schedules and technical issues. Due to the size and nature of the Company's long-term contracts, the estimation of cost at completion is complicated and subject to numerous variables. Contract costs include material, labor, subcontracting and other related costs. Assumptions must be made relative to the length of time to complete the contract. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. Such amounts are only included in the contract value when they can be reliably estimated and realization is reasonably assured, generally upon receipt of a customer-approved change order. Given the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if different assumptions were used or if underlying circumstances were to change. The Company closely monitors compliance and consistency of application of its critical accounting policies related to contract accounting. In addition, reviews of the status of contracts are performed periodically. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined.

For contracts involving the sale of equipment to a joint venture or other unconsolidated affiliated entity in which the Company has an ownership interest, the extent of revenue and profit recognized while the contract is being performed varies based on the level of equity interest held by the Company. Generally, when the Company's equity ownership in the affiliated customer is less than 20%, and accounts for such interest on a cost basis, no revenue or profit is eliminated as the contract is being performed. When the Company's equity ownership is between 20% and 50%, provided that the Company does not exercise effective control over the affiliated entity, the Company recognizes revenue as the contract is being performed but eliminates a portion of the profit equal to the Company's equity ownership percentage in the entity. After construction has been completed and commercial operations have commenced, the resulting eliminated intercompany profit is amortized over the estimated useful life of the equipment owned by the affiliated entity. When the Company's equity ownership exceeds 50%, or in instances where the Company effectively controls the affiliated entity, no revenue or profit is recognized on the sale of equipment as the contract is executed, and all of the profit on the contract is eliminated and amortized over the estimated useful life of the equipment after construction has been completed and commercial operations have commenced.

With respect to the Company's sale of equipment to Desalcott (the project company) in connection with the Trinidad project (discussed in this Item under "Financial Condition"), where the Company is a 40% equity owner of Desalcott, since the Company is considered to have provided all of the cash equity funding for the project either directly or through a loan to the Company's local majority partner, equipment revenue earned has been recognized to the extent of costs incurred as the contract is executed; however, all of the profit has been eliminated, and will be amortized over the estimated useful life of the equipment after construction has been completed and commercial operations have commenced.

The revenues and cost of sales to affiliated companies included in the Company's Consolidated Statements of Operations reflect the revenue and costs recorded from the sales of equipment to joint ventures or other unconsolidated entities. Revenue is recognized in accordance with SOP 81-1 or with Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), as appropriate, less the amount of intercompany profit eliminated equal to the Company's ownership interest in the affiliated company. Eliminated intercompany profit, as described above, is amortized over the useful life of the equipment placed in service by the affiliated company (e.g. 23 years of the Trinidad project, and 27 years for the Kuwait project). The Company believes that the amortization of the intercompany profits is not material to the Company's financial statements. The amount of deferred profit at December 31, 2002 was approximately $4.5 million.

In addition to the construction and sale of customized equipment to its customers, the Company also enters into water and other concession agreements under which the Company "owns and operates" desalination or water treatment facilities to produce and supply water to its customers. Under these contracts, where the Company remains the owner of the facility or equipment, revenue and profit is recognized as water quantities are sold to the customer (or, alternatively, pursuant to a "take or pay" arrangement if minimum quantities are not purchased). More specifically, the revenue derived from these contracts is generally recognized based on actual meter readings and agreed-upon rates in effect during the term of the contract. The constructed equipment is capitalized by the Company, included in property, plant and equipment, and amortized to cost of sales over the shorter of the estimated useful life of the equipment or the contract term.

For sales of standard products and equipment not governed by SOP 81-1, such as the sale of instruments and consumer water products, the Company follows the guidance provided by SAB 101. The Company does not recognize revenue unless there is persuasive evidence of an arrangement, title and risk of loss has passed to the customer, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. It is the Company's policy to require an arrangement with its customers, either in the form of a written contract or purchase order containing all of the terms and conditions governing the arrangement, prior to the recognition of revenue. Title and risk of loss generally pass to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, the Company assesses whether the sale price is fixed or determinable and whether or not collection is reasonably assured. The Company assesses whether the sale price is fixed or determinable based upon the payment terms of the arrangement. If the sales price is not deemed to be fixed or determinable, revenue is recognized as the amounts become due from the customer. The Company does not generally offer a right of return on its products and the products are generally not subject to customer acceptance rights. The Company assesses collectibility based on a number of factors, including past transaction and collection history with a customer and the credit-worthiness of the customer. The Company performs ongoing credit evaluations of its customers' financial condition but generally does not require collateral from its customers. If the Company determines that collectibility of the sales price is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. The Company includes shipping and handling costs in revenue and cost of sales.

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

The Company provides support services to customers primarily through service contracts and the Company primarily recognizes support service revenue ratably over the term of the service contract or as services are rendered.

The Company also rents equipment to customers under short-term rental agreements. The Company generally invoices customers monthly and recognizes revenue over the rental period based on amounts billed. The rental equipment is capitalized and depreciated to cost of sales over its estimated useful life.

Allowance for Doubtful Accounts

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

Investments in Affiliated Companies

The Company consolidates the balance sheet and results of operations of all wholly and majority owned subsidiaries and controlled affiliates. The Company also holds minority investments in certain private companies having complementary or strategic operations in different geographical locations around the world. These investments are included in investments in affiliates and include investments accounted for under the equity method of accounting. Under the equity method of accounting, which generally applies to investments that represent a 20% to 50% ownership of the equity securities of the affiliates, the Company's proportionate share of the earnings or losses of the affiliates is included in equity income. With respect to the Company's investment in Desalcott, the Company records 100% of any net loss and 40% of any net income reported by Desalcott. In periods in which Desalcott has an accumulated loss (as opposed to retained earnings), the Company records 100% of any net income of Desalcott up to the amount of Desalcott's accumulated loss, and 40% of any net income thereafter. Realization of the Company's investments in equity securities may be affected by the affiliate's ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the affiliate's business, and other factors. The inability of an affiliate to obtain future funding or successfully execute its business plan could adversely affect the Company's earnings in the periods affected by those events. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or in an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. The Company records an impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary.

Goodwill and Other Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). In accordance with SFAS 144, the Company assesses the potential impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could indicate an impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the Company's use of the acquired asset or the strategy for its overall business and significant negative industry or economic trends. When the Company determines that the carrying value of intangible and other long-lived assets may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount of the asset. If the sum of the estimated future cash flows is less than the carrying amount, the Company records an impairment based on the estimated discounted cash flows using a discount rate determined by Company management to be commensurate with the associated risks. Any resulting impairment loss could have a material adverse impact on the Company's results of operations, depending on the magnitude of the impairment.

In 2001, as summarized in Note 6 to the Company's Consolidated Financial Statements, the Company recognized impairment losses of approximately $13.1 million, which included approximately $9.2 million to reduce the carrying value of assets held for sale in Malaysia, $3.1 million of goodwill write-downs, and $0.7 million associated with the residual value of bleach manufacturing equipment.

Goodwill represents the excess acquisition cost over the fair value of the net assets acquired in the purchase of various entities. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) that requires, among other things, the discontinuance of goodwill amortization. In accordance with SFAS 142, amortization of goodwill was discontinued as of January 1, 2002. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over its estimated useful life, which generally was a period ranging from 10 to 40 years. SFAS 142 requires the Company to evaluate goodwill for impairment on an annual basis. The Company evaluates the recoverability of goodwill annually in the fourth quarter, or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily determined using a discounted cash flow methodology. The determination of discounted cash flows is based on the businesses' strategic plans and future forecasts. The revenue growth rates included in the plans are management's best estimates based on current and forecasted market conditions and the profit margin assumptions are projected by each reporting unit based on the current cost structure, as well as any anticipated cost reductions. The Company completed its annual impairment test in the fourth quarter of 2002 using its best estimate of forecasts for future periods. No adjustment was required to the carrying value of goodwill based on the analysis performed. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different potentially resulting in an impairment charge.

Income Taxes

The Company estimates its income tax liability in each of the jurisdictions in which it operates and which involves an assessment of permanent and temporary differences resulting from differing treatment of items for tax and book accounting purposes. Temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered, and must establish a valuation allowance to the extent that it believes that it is more likely than not any deferred tax asset will not be utilized from future taxable income. To the extent the Company has established a valuation allowance, income tax expense is recorded in the Company's

Consolidated Statements of Operations. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. At any time, the Company's income tax expense could be impacted by changes in tax laws, or by administrative actions or court rulings.

The Company has taken tax positions in its worldwide corporate income tax filings based on careful interpretations of global statutes, rules, regulations and court decisions that may be applied and interpreted differently by various taxing jurisdictions. These taxing jurisdictions may or may not challenge the Company's application and interpretation of a wide body of tax jurisprudence. However, the Company does not anticipate that any sustained challenge by any taxing jurisdiction could have a material adverse effect on its financial position or net income.

The Company has elected not to provide tax on certain undistributed earnings of its foreign subsidiaries which it considers to be permanently reinvested. The cumulative amount of such unprovided U.S. taxes was approximately $9.7 million, $8.2 million and $5.1 million as of December 31, 2002, 2001 and 2000, respectively.

Pension Plans

The Company has a qualified defined benefit pension plan covering most of its domestic employees. The Company accounts for its pension plan using Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (SFAS 87). The Company's calculation of pension expense are sensitive to changes in several key economic assumptions and in the demographics of its workforce. The Company's pension income or expense for the plan is computed using actuarial valuations. The assumptions made by the Company relate to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions the Company uses. The assumptions made at year-end used to estimate pension income or expense for the following year are the discount rate and the expected long-term rate of return on plan assets. The discount rate states the expected future cash flows necessary to satisfy the pension obligations at a present value. The Company uses judgment in selecting these assumptions giving consideration to current market conditions, future market trends, changes in interest rates and equity market performance. The Company also considers factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants. The Company's selection of a discount rate represents the market rate of return on high-quality fixed income investments. A lower discount rate would increase the present value of the pension obligation and increase pension expense.

During 2002, the Company's review of market trends, actual returns on plan assets, and other factors resulted in reducing the expected long-term rate of return on plan assets for its year-end 2002 actuarial calculations from 9.0% to 7.0% at December 31, 2002. This rate is applied to a calculated value of plan assets which results in an amount that is included in pension income or expense in 2003. The Company also reduced the discount rate assumption from 7.0% to 6.5% at December 31, 2002. These changes, together with other factors such as the effects of the actual return on plan assets, results in the Company projecting an increase in pension expense for 2003 of approximately $1.3 million compared with 2002.

During 2002 and 2001, the Company recorded an adjustment in the stockholders' equity section of its Consolidated Balance Sheets to reflect a minimum pension liability for its pension plan. This adjustment is determined by comparing the accumulated benefit obligation (ABO) for the plan to the fair value of the plan's assets. The amount by which the ABO exceeds the fair value of the plan assets, after adjusting for previously recorded accrued or prepaid pension cost for the plan, must be recorded as a minimum pension liability, with a corresponding increase in an intangible asset, if appropriate, and a reduction to stockholders' equity, consistent with SFAS 87. The after-tax adjustment related to the Company's recording a minimum pension liability in 2002 did not impact earnings, but reduced stockholders' equity by $1.8 million. This adjustment is computed each year at December 31 and could potentially reverse in the future if financial markets improve and interest rates increase, or could potentially increase if financial market performance and interest rates continue to decline.

Loss Contingencies

The Company is subject to certain claims and litigation including proceedings under government laws and regulations and commercial disputes relating to its operations, including ordinary routine litigation incidental to its business. (See "Note 8. Commitments and Contingencies to the Consolidated Financial Statements"). Management reviews and determines which liabilities, if any, arising from these claims and litigations could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. Management assesses the likelihood of any adverse judgments or outcomes as well as potential ranges of probable losses. Loss contingency liabilities are recorded for these contingencies based on careful analysis of each matter with the assistance of outside counsel when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. These liabilities may change in the future due to new developments relating to each matter or changes in approach such as a change in settlement strategy.

Derivative Instruments

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 in the first quarter of 2001. SFAS 133 requires all derivatives to be recognized on the Consolidated Balance Sheet at fair value. The adoption of SFAS 133 did not have a material impact on the Company's financial position or results of operations. The Company conducts business in a number of foreign countries, with certain transactions denominated in local currencies. The purpose of the Company's foreign currency management is to minimize the effect of exchange rate fluctuations on certain foreign denominated monetary assets and anticipated cash flows. The terms of currency instruments used for hedging purposes are consistent with the timing of the transactions being hedged. The Company does not use derivative financial instruments for trading or speculative purposes. For purposes of presentation within the Consolidated Statement of Cash Flows, derivative gains and losses are presented within cash provided by operating activities.

The Company enters into foreign currency forward contracts to hedge its exposures associated with a portion of its forecasted revenue transactions. These derivative instruments are designated as foreign currency cash flow hedges. All outstanding derivatives are recognized on the Consolidated Balance Sheet at fair value and changes in their fair value are recorded in accumulated other comprehensive income (loss) until the underlying forecasted transaction occurs. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the statement of operations in the related revenue caption. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income (loss) will be reclassified to selling, general and administrative expense in the statement of operations in the then-current period. No amounts were reclassified from accumulated other comprehensive income
(loss) to selling, general and administrative expense during 2002, 2001 and 2000. The Company's cash flow hedges generally mature within two years or less.

The Company also enters into foreign exchange forward contracts to hedge its exposures associated with foreign-currency denominated assets and liabilities. These derivative instruments are designated as foreign currency fair value hedges. The derivatives are recognized on the Consolidated Balance Sheet at fair value and period-end changes in fair value are recorded in selling, general and administrative expense in the statement of operations.

Since the Company is using foreign exchange derivative contracts to hedge foreign exchange exposures, the changes in the value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged item. Hedge effectiveness is assessed on a quarterly basis. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings in "Selling, general and administrative expense." The ineffective portion of the derivatives consists of discounts or premiums on forward contracts and gains or losses associated with differences between actual and forecasted amounts. In any instance in which the designated hedged item matures, is terminated, or, in the case of an anticipated transaction, is deemed unlikely to occur, the related derivative contract is closed and any gain or loss is immediately recognized in the Consolidated Statement of Operations in "Selling, general and administrative expense."

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2002 and December 31, 2001
-----------------------------------------------------------------

The Company reported consolidated revenues of $335.4 million and net income of $4.8 million in 2002, compared to consolidated revenues of $466.7 million and net income of $44.7 million in 2001. Results for 2001 included the operations of the Aqua Cool Pure Bottled Water business ("Aqua Cool Business"), which was divested on December 31, 2001, as well as the results of the Company's majority-owned Malaysian subsidiary, Ionics Enersave ("Enersave") which was divested in May 2002.

Revenues
--------

Total Company revenues of $335.4 million for 2002 decreased $131.4 million or 28.1% from revenues of $466.7 million for 2001. The 2001 revenues of the Aqua Cool Business represented $76.2 million, or 58.0% of the decrease, and the revenues of the Company's majority-owned Malaysian subsidiary represented $14.8 million, or 11.3% of the decrease.

EBG revenues of $154.4 million in 2002 decreased $7.2 million, or 4.4%, compared to revenues of $161.6 million in 2001. The decrease in revenues is primarily attributable to reduced revenues from the Zero Liquid Discharge ("ZLD") business, primarily as a result of the Company's business strategy to not pursue the civil construction scope on ZLD projects. This decrease was partially offset by increases in EBG's water supply business in Spain, as well as increases in the revenues of the Company's Italian subsidiary.

UWG revenues of $102.4 million decreased $31.2 million, or 23.4%, compared to revenues of $133.6 million for 2001. The revenues associated with the Company's majority-owned Malaysian subsidiary, which was divested in May 2002, amounted to $19.0 million in 2001 and $4.2 million in 2002, and accordingly represented 11.1% of the revenue decrease. The additional decrease in revenues relates primarily to the continued downturn in the microelectronics sector.

CWG revenues totaled $38.7 million in 2002 compared to revenues of $123.7 million in 2001, representing a decrease of $85.1 million or 68.7%. The 2001 revenues of the Aqua Cool Business of $76.2 million represented 89.5% of the decrease in revenues. CWG revenue levels were also adversely impacted by lower sales of automobile windshield wash solution and consumer bleach products due to the loss of several customers. Additionally, CWG experienced lower demand for home water treatment equipment as a result of the general downturn in the domestic economy.

IBG revenues of $27.7 million in 2002 increased $1.1 million, or 4.3%, compared to revenues of $26.6 million in 2001. The increase in revenues primarily resulted from increased sales volume to the pharmaceutical industry driven by regulatory requirements in that industry, as well as continued growth in recurring sales of the Company's after-market products.

Revenues from sales to affiliated companies of $12.2 million in 2002 decreased $9.1 million or 42.7% compared to revenues from affiliated companies of $21.2 million in 2001. The decrease in revenues from affiliated companies primarily resulted from lower equipment sales to the Trinidad joint venture company, Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), as a result of the substantial completion of the first four out of the five construction phases of the desalination facility in early 2002. The decrease was partially offset by an increase in sales of equipment in the second half of 2002 to the Kuwaiti joint venture company, Utilities Development Company ("UDC"), for the Kuwait reuse project.

The Company has entered into a number of large contracts, which are generally categorized as either "equipment sale" contracts or "build, own and operate"
(BOO) contracts. The Company believes that the remaining duration on its existing sale of equipment contracts ranges from less than one year to three years and the remaining duration on its existing BOO contracts ranges from one year to 25 years. The time to completion of any of these contracts, however, is subject to a number of variables, including the nature and provisions of the contract and the industry being served. Historically, as contracts are completed, the Company has entered into new contracts with the same or other customers. In the past, the completion of any one particular contract has not had a material effect on the Company's business, results of operations or cash flows.

Cost of Sales
-------------

The Company's total cost of sales as a percentage of revenue was 71.6% in 2002 and 73.1% in 2001. The resulting gross margin increased to 28.4% in 2002 compared to 26.9% in 2001. Cost of sales as a percentage of revenue decreased in the EBG, UWG, and IBG segments and increased in the CWG segment.

EBG's cost of sales as a percentage of revenue decreased to 74.0% in 2002 from 78.5% in 2001. The improvement in cost of sales as a percentage of revenue from 2001 to 2002 related to the elimination of losses incurred on the civil construction portion of ZLD projects that were incurred in 2001. Additionally, the improvement in cost of sales as a percentage of revenue is attributable to a shift in product mix from lower margin capital equipment sales to higher margin water supply and other products.

UWG's cost of sales as a percentage of revenue decreased to 76.6% in 2002 from 80.2% in 2001. The decrease in cost of goods sold as a percentage of revenue primarily reflects the elimination of losses associated with projects in Australia, improved operating results in the group's Asian operations, and the reduction of losses associated with the Company's majority-owned Malaysian subsidiary, which was divested in May 2002.

CWG's cost of sales as a percentage of revenue increased to 64.4% in 2002 from 59.8% in 2001. The increase in the 2001 cost of sales as a percentage of revenue compared to 2002 cost of sales as a percentage of revenue was primarily attributable to the divestiture of the Company's Aqua Cool Business on December 31, 2001, as well as lower margin levels in both the Home Water and Elite Consumer product lines. The Elite Consumer products line continued to face pricing pressure due to increased competition while Home Water product line margins were negatively impacted by the continued decline in the domestic economy.

IBG's cost of sales as a percentage of revenue decreased to 42.2% in 2002 from 48.0% in 2001, primarily reflecting absorption of manufacturing overhead as a result of higher sales volume along with cost reductions in the service businesses.

Cost of sales to affiliated companies as a percentage of revenue decreased to 90.1% in 2002 from 97.4% in 2001. The decrease in 2002 was primarily due to lower revenues from sales to Desalcott, where, for accounting purposes, all profit on sales to Desalcott is being deferred, and the increase in equipment sales to UDC, where the Company defers profit equal to its 25% equity ownership in UDC, and will subsequently recognize the deferred profit over the estimated useful life of the equipment.

Operating Expenses
------------------

Research and development expenses as a percentage of revenue increased slightly during 2002 compared to 2001. The Company currently expects to continue to invest in new products and technologies at approximately the same level as in prior years.

Selling, general and administrative expenses decreased $28.0 million to $91.8 million in 2002 from $119.8 million in 2001. The elimination of 2001 selling, general and administrative expenses relating to the Aqua Cool Business resulting from the divestiture of the business on December 31, 2001, as well as the divestiture of the Company's majority-owned Malaysian subsidiary in the second quarter of 2002, and the cessation of goodwill amortization amounted to approximately $40.2 million. These decreases in 2002 selling, general and administrative expenses were partially offset by increased operating expenses associated with the Company's European operations, primarily France, higher than normal professional service fees related primarily to the Company's restatement of its interim financial statements for the first and second quarters of 2002, increased provisions for doubtful accounts, and other general increases.

Interest Income and Interest Expense
------------------------------------

Interest income totaled $3.5 million in 2002 and $1.0 million in 2001. Interest expense, net of capitalized interest of $0.3 million, was $1.2 million in 2002 and $5.2 million in 2001. The increase in interest income in 2002 compared to 2001 reflects the investment of proceeds resulting from the divestiture of the Aqua Cool Business on December 31, 2001. Additionally, a portion of the proceeds from the disposition of the Aqua Cool Business were utilized to reduce domestic short-term borrowings which resulted in lower interest expense of $0.9 million in 2002 compared to $5.2 million in 2001.

Equity Income
-------------

The Company's proportionate share of the earnings and losses of affiliated companies in which it holds a minority equity interest is included in equity income.

Equity income amounted to $3.4 million in 2002 and $1.4 million in 2001. The Company's equity income is derived primarily from its 20% equity interest in a Mexican joint venture company which owns two water treatment plants in Mexico, its 40% equity interest in Desalcott, its equity interests in several joint ventures in the Middle East which engage in bottled water distribution, and to a lesser extent from its other equity investments in affiliated companies. The increase in equity income of $2.0 million in 2002 compared to 2001 reflects the improved performance of Desalcott (the plant began commercial operation in May
2002) and the improved performance of the Company's investments in several joint ventures in the Middle East.

Gain on Sale of Aqua Cool
-------------------------

On December 31, 2001, the Company completed the sale of its Aqua Cool Business in the United States, United Kingdom and France. Giving effect to reserves established by the Company for purchase price adjustments and direct and incremental costs, the Company recorded a pre-tax gain of $102.8 million in 2001. As a result of final purchase price adjustments based on the number of customers and working capital levels, and the resolution of certain claims made by Nestle, the Company and Nestle reached final agreement on a purchase price of $207.0 million in the first quarter of 2003. As a result of such adjustments, the Company realized an additional pre-tax gain of $8.2 million in 2002, net of direct and incremental costs of the transaction, including approximately $3.4 million of non-recurring management and employee compensation.

Income Taxes
------------

The Company's effective tax rate for 2002 was 46% compared to 49% in 2001. The Company's 2002 tax rate was primarily affected by losses in certain of its foreign subsidiaries for which the Company may not be able to realize future tax benefits. The 2001 tax rate was primarily impacted by the gain on the sale of the Company's Aqua Cool Business, which included non-deductible goodwill, as well as significant losses by the Company's majority-owned Malaysian subsidiary that were not benefited since realization of those benefits was not likely.

Net Income
----------

Net income amounted to $4.8 million in 2002 compared to $44.7 million for 2001. Net income in 2002 and 2001 included pre-tax gains of $8.2 million and $102.8 million, respectively, from the sale of the Company's Aqua Cool Business.

Comparison of Years Ended December 31, 2001 and December 31, 2000
-----------------------------------------------------------------

The Company reported consolidated revenues of $466.7 million and net income of $44.7 million in 2001, compared to consolidated revenues of $474.6 million and a net loss of $1.9 million in 2000. The increase in net income resulted primarily from a pre-tax gain of $102.8 million on the sale of the Aqua Cool Business in the U.S., U.K. and France.

Revenues
--------

Total Company revenues were $466.7 million in 2001, compared to $474.6 million in 2000. Total revenues for 2001 and 2000 include revenues associated with the Company's Aqua Cool Business which was divested on December 31, 2001, and the Company's majority-owned Malaysian subsidiary which was divested in May 2002.

EBG revenues of $161.6 million in 2001 decreased slightly compared to 2000 revenues of $162.1 million. Total equipment revenues decreased slightly, while supply business revenues increased over 2000.

UWG revenues of $133.6 million in 2001 decreased by $22.8 million or 14.6% from 2000 revenues of $156.4 million in 2000. This decrease is primarily the result of continued deterioration, both domestically and internationally, in the Company's microelectronics equipment business, which declined substantially from 2000 levels due to softness in the microelectronics industry generally.

CWG revenues of $123.7 million in 2001 increased by $15.8 million or 14.6% from revenues of $108.0 million in 2000, reflecting increases in the Company's bottled water, home water and bleach-based consumer product businesses.

IBG revenues of $26.6 million in 2001 decreased by 6.4% from 2000 revenues of $28.4 million, also reflecting the further deterioration of the microelectronics sector, which is an important customer for IBG products.

Revenues from affiliated companies of $21.2 million in 2001 increased $1.5 million compared to revenues from affiliated companies of $19.7 million in 2000. The increase in revenues from affiliated companies primarily resulted from increased equipment sales to Desalcott, which was engaged throughout 2001 in the construction of the Trinidad desalination facility.

The Company has entered into a number of large contracts, which are generally categorized as either "equipment sale" contracts or "build, own and operate"
(BOO) contracts. The Company believes that the remaining duration on its existing sale of equipment contracts ranges from less than one year to three years and the remaining duration on its existing BOO contracts ranges from one year to 25 years. The time to completion of any of these contracts, however, is subject to a number of variables, including the nature and provisions of the contract and the industry being served. Historically, as contracts are completed, the Company has entered into new contracts with the same or other customers. In the past, the completion of any one particular contract has not had a material effect on the Company's business, results of operations or cash flows.

Cost of Sales
-------------

Cost of sales as a percentage of revenues was 73.1% and 73.8% in 2001 and 2000, respectively, and overall Company gross margin was 26.9% and 26.2% in 2001 and 2000, respectively. Cost of sales as a percentage of revenue decreased in the EBG and CWG segments, and increased in the UWG and IBG segments.

Cost of sales as a percentage of revenue for the EBG segment was 78.5% in 2001 compared to 79.7% in 2000, reflecting a continued high level of equipment revenues, which have lower gross margins than service revenues. The losses incurred on several ZLD equipment contracts with civil construction scope had an adverse impact on EBG's cost of sales as a percentage of revenue in 2001.

Cost of sales as a percentage of revenues for UWG increased to 80.2% in 2001 from 79.2% in 2000, reflecting cost increases incurred on projects executed by the Company's majority-owned Malaysian subsidiary and one of the Company's Australian subsidiaries. The continued downturn of the microelectronics industry also had an adverse impact on both sales volume and profitability, as the utilization of capacity decreased with reduced sales volume while certain components of costs of sales remained fixed.

Cost of sales as a percentage of revenue for CWG decreased to 59.8% in 2001 from 61.3% in 2000. Numerous factors impacted the CWG cost of sales percentage in 2001, including the gain on the sale of certain bottled water assets realized earlier in the year offset by costs associated with readying the Aqua Cool Business for sale in the second half of 2001.

IBG cost of sales as a percentage of revenues increased to 48.0% in 2001 from 44.3% in 2000, primarily as a result of reduced sales volume levels caused by the further deterioration of the microelectronics sector.

Cost of sales to affiliated companies as a percentage of revenue increased to 97.4% in 2001 from 93.1% in 2000. This increase in 2001 was primarily due to higher revenues from sales to Desalcott, the joint venture company relating to the Company's Trinidad project.

Operating Expenses
------------------

Research & development expenses decreased to $6.4 million in 2001 compared to $8.0 million in 2000. Selling, general and administrative expenses increased 5.8% in 2001 to $119.8 million from $113.2 million in 2000. The increase is primarily attributable to a significant shift in product mix between UWG, which has a lower operating expense component, and CWG, which has a significantly higher expense component.

Impairment of Long-Lived Assets
-------------------------------

During 2001 and 2000, the Company wrote down approximately $13.1 million and $3.4 million, respectively, of impaired long-lived assets. In 2001, the write-downs included approximately $9.2 million to reduce the carrying value of assets held for sale related to the Company's divestiture of its majority-owned Malaysian subsidiary and $3.1 million of goodwill associated with previous acquisitions.

In late 2001, the Company began negotiations to sell its majority-owned Malaysian subsidiary to the subsidiary's minority shareholders. In early 2002, the Company had signed a term sheet for the disposition of the Malaysian subsidiary and the sale was completed in May 2002. Accordingly, at December 31, 2001, the Company recorded an impairment charge of approximately $9.2 million, representing the difference between the Company's 55% ownership interest in the net asset value of the Malaysian subsidiary (principally property, plant and equipment and goodwill) and the anticipated net proceeds from the sale of the subsidiary of approximately $1.0 million.

The Company recorded asset impairment charges related to its decision to abandon plans to commence bleach-manufacturing operations in Elkton, Maryland. In 2001 and 2000, these impairment charges amounted to $0.7 million and $2.0 million, respectively. The Elkton plant and equipment were part of a Company strategy to expand bleach manufacturing in the mid-Atlantic market. This strategy included the potential acquisition by the Company of a regional bleach manufacturer, but negotiations relating to the potential acquisition ceased during the fourth quarter of 2000. The impairment charge recorded in 2000 was consequently derived by writing off the net book value of specific equipment for which there was no salvage value or anticipated use within the Company. Due to overcapacity in the bleach manufacturing industry (as evidenced by the exit of other bleach manufacturers in the Northeast), the Company was subsequently unable during 2001 to utilize or otherwise sell the remaining equipment and consequently wrote off the remaining $0.7 million net book value.

Additionally, $0.8 million of goodwill impairment was recognized in 2000 relating to an acquisition made by the Company in 1996.

Interest Income and Interest Expense
------------------------------------

Interest income was $1.0 million in 2001 compared to $1.3 million in 2000. Interest expense totaled $5.2 million in 2001 and $4.9 million in 2000. Interest expense in 2001 reflected higher average borrowings (although at lower prevailing rates) compared to 2000. Increased borrowing levels in 2001 compared to 2000 were primarily attributable to continued investment in, and working capital requirements of, the Company's Trinidad project, as well as other working capital requirements.

Equity Income
-------------

Equity income amounted to $1.4 million in 2001 and $1.6 million in 2000. The Company's equity income was derived primarily from its 20% equity interest in a Mexican joint venture company which owns wastewater treatment plants in Mexico, its 40% equity ownership in Desalcott, as well as several joint ventures in the Middle East which engage in bottled water distribution, and to a lesser extent from its other equity investments in affiliated companies.

Gain on Sale of Aqua Cool
-------------------------

On December 31, 2001, the Company completed the sale of its Aqua Cool Business in the United States, United Kingdom and France. Giving effect to reserves established by the Company for purchase price adjustments and direct and incremental costs, the Company recorded a pre-tax gain of $102.8 million in 2001.

Income Taxes
------------

The Company's effective tax rate for 2001 was 49% compared to 34% in 2000. The 2001 tax rate was primarily impacted by the gain on the sale of the Company's Aqua Cool Business, which included non-deductible goodwill, as well as significant losses by the Company's majority-owned Malaysian subsidiary that were not benefited since realization of those benefits was not likely.

Net Income
----------

Net income was $44.7 million in 2001 compared to a net loss of $1.9 million in 2000. In 2001, net income included a net pre-tax gain of $102.8 million resulting from the sale of the Company's Aqua Cool Pure Bottled Water business in the U.S., U.K., and France.

FINANCIAL CONDITION

Net working capital decreased $7.4 million during 2002 to $214.6 million and the Company's current ratio increased to 2.9 in 2002 from 2.4 in 2001.

At December 31, 2002, the Company had total assets of $608.0 million, compared to total assets of $633.3 million at December 31, 2001. Cash and cash equivalents decreased $42.2 million in 2002, primarily reflecting investments in projects and property, plant and equipment, as well as the paydown of short-term notes payable and current taxes payable. In addition, at December 31, 2002, the Company had $4.3 million in restricted cash reflecting advance payments for work to be performed on the Kuwait wastewater treatment facility. Net accounts receivable decreased $15.9 million in 2002, reflecting the decreased revenue levels during 2002 compared to 2001, as well as a reclassification of $10.0 million from current accounts receivable to receivables from affiliated companies, long-term relating to the Trinidad project. The reclassification is based on the expectation that the Company is obligated to contribute an additional $10.0 million to Desalcott as an additional source of funds for project completion costs once all bridge loan proceeds have been expended. Net property, plant and equipment increased $12.9 million during 2002, reflecting capital expenditures of $33.5 million, primarily for build, own and operate facilities in the EBG and UWG segments, offset by depreciation charges of $23.8 million. Current income taxes payable decreased $20.0 million during 2002, primarily reflecting the tax payments made on the gain from the sale of the Aqua Cool Business.

Net cash used by operating activities amounted to $0.6 million during 2002, reflecting cash used for payments of accounts payable, accrued expenses, and current income taxes, offset by depreciation charges and a reduction in accounts receivable. Net cash used in investing activities amounted to $33.8 million in 2002, reflecting additions to property, plant and equipment, primarily relating to investments made in the UWG segment for a build, own and operate facility in the power industry and in the EBG segment for the expansion of an existing build, own and operate facility in Curacao. Net cash used by financing activities totaled $13.9 million during 2002, primarily reflecting the repayment of the Company's short-term borrowings.

From time to time, the Company enters into joint ventures with respect to specific projects, including the projects in Trinidad, Kuwait and Israel described below. Each joint venture arrangement is independently negotiated based on the specific facts and circumstances of the project, the purpose of the joint venture company related to the project, as well as the rights and obligations of the other joint venture partners. Generally, the Company has structured its project joint ventures so that the Company's obligation to provide funding to the underlying project or to the joint venture entity is limited to its proportional capital contribution, which can take the form of equity or subordinated debt. Except in situations that are negotiated with a specific joint venture entity as discussed below, the Company has no other commitment to provide for the joint venture's working capital or other cash needs. In addition, the joint venture entity typically obtains third-party debt financing for a substantial portion of the project's total capital requirements. In these situations, the Company is typically not responsible for the repayment of the indebtedness incurred by the joint venture entity. In connection with certain joint venture projects, the Company may also enter into contracts for the supply and installation of the Company's equipment during the construction of the project, for the operation and maintenance of the facility once it begins operation, or both. These commercial arrangements do not require the Company to commit to any funding for working capital or any other requirements of the joint venture company. As a result, the Company's exposure with respect to its joint ventures is typically limited to its debt and equity investments in the joint venture entity, the fulfillment of any contractual obligations it has to the joint venture entity and the accounts receivable owing to the Company from the joint venture entity.

In the second quarter of 2002, construction was completed on the first four (out of five) phases of the Trinidad desalination facility, in which the Company has a 40% equity interest, and the facility commenced water deliveries to its customer, the Water and Sewerage Authority of Trinidad and Tobago. In 2000, the Company acquired 200 ordinary shares of Desalcott for $10 million and loaned $10 million to Hafeez Karamath Engineering Services Ltd. ("HKES"), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire an additional 200 ordinary shares of Desalcott. Prior to those investments, HKES owned 100 ordinary shares of Desalcott. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott.

The Company's $10 million loan to HKES is included in notes receivable, long-term on the Company's Consolidated Balance Sheets. The loan bears interest at a rate equal to 2% above the London Interbank Offered Rate (LIBOR), with interest payable starting October 25, 2002 and every six months thereafter and at maturity. Prior to maturity, however, accrued interest payments (as well as principal payments) are payable only to the extent dividends or other distributions are paid by Desalcott on the ordinary shares of Desalcott owned by HKES and pledged to the Company. Principal repayment is due in 14 equal installments commencing on April 25, 2004 and continuing semiannually thereafter. The loan matures and is payable in full on April 25, 2011. The loan is secured by a security interest in the shares of Desalcott owned by HKES and purchased with the borrowed funds, which is subordinate to the security interest in those shares in favor of the Trinidad bank that provided the construction financing for Desalcott. In addition, any dividends or other distributions paid by Desalcott to HKES must be applied to loan payments to the Company.

In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The Company is obligated to lend up to $10 million to Desalcott as an additional source of funds for project completion costs once all bridge loan proceeds have been expended. However, the bridge loan of $79.9 million and the $20 million equity provided to Desalcott (together with the additional $10 million dollars the Company is obligated to lend to Desalcott) have not provided sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing. Included in Desalcott's obligations is approximately $30.1 million payable to the Company's Trinidad subsidiary for equipment and services purchased in connection with the construction of the facility. The Company currently intends to convert $10 million of this amount into a loan to Desalcott to satisfy the Company's loan commitment described above. The terms of this loan are currently being negotiated with Desalcott. Although the Company currently anticipates that Desalcott will pay its remaining outstanding obligations to the Company's subsidiary partially out of cash flow from the sale of water and from the proceeds from new long-term debt financing, Desalcott has disputed certain amounts payable under the construction contract and this matter is now subject to the dispute resolution procedures of the contract. The Company does not believe resolution of these matters will have a material impact on its financial position. Desalcott has received proposals for new long-term debt financing, including a term sheet and a draft term loan agreement from the Trinidad bank which provided the bridge loan, and is currently negotiating the terms of the financing. Such new long-term debt financing may not be completed on terms acceptable to Desalcott, or at all. Moreover, although the Trinidad bank that made the bridge loan to Desalcott has not required repayment of the bridge loan, which matured on September 1, 2002, pending completion of the long-term debt financing, there can be no assurance that the bank will not exercise its rights and foreclose on its collateral, in which event the Company's equity investment in, and receivable from, Desalcott as well as the loan receivables from HKES would all be at risk.

During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and accordingly the Company commenced recognizing revenue in accordance with SOP 81-1. At December 31, 2002, the Company had invested a total of $2.6 million in UDC as equity contributions and subordinated debt. The Company is committed to make additional contributions of equity or subordinated debt to UDC of $15.9 million over a two to three year period.

In 2001, the Company entered into agreements with an Israeli cooperative society and an Israeli corporation for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. In August 2002, MDL entered into a concession contract with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. At December 31, 2002, the Company had not yet made an equity investment in MDL, and had deferred costs of approximately $0.6 million relating to the design and development work on the project. The Company currently anticipates that it will invest approximately a total of $1.2 million in MDL for its 49% equity interest. MDL is currently seeking approximately $7.2 million of debt financing for the project. If MDL is unable to obtain such debt financing, the Company would expense all its deferred costs relating to the project and any investment the Company may have made in MDL, but would incur no other liability, inasmuch as no performance bond has been issued for the project.

In January 2002, the Company entered into agreements with two Israeli corporations giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). On October 28, 2002, CDL was awarded a concession agreement by the Israeli Water Desalination

Agency (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. At December 31, 2002, the Company made an equity investment of $0.2 million in CDL, and had deferred costs of approximately $0.4 million relating to the engineering design and development work on the project. If CDL obtains long-term project financing, the Company's total equity investment to be made in CDL would be approximately $8.0 million. The timing of such investment will depend upon the terms of the long-term financing agreement. The terms of the concession agreement require that long-term financing be obtained by April 2003 and CDL has requested an extension to October 2003 to obtain such financing. Although the Company currently anticipates that CDL will obtain long-term financing for the project, if CDL is unable to obtain such financing, the Company would expense all its deferred costs relating to the project and any investment the Company may have made in CDL (estimated to be approximately $0.8 million by the time of the closing of the long-term financing). Additionally, the Company could incur its one-third proportionate share ($2.5 million) of liability under a $7.5 million performance bond issued on behalf of CDL.

On December 31, 2001, the Company completed the sale of its Aqua Cool Business in the United States, United Kingdom and France to affiliates of Perrier-Vittel S.A., a subsidiary of Nestle S.A. ("Nestle"). As a result of final purchase price adjustments based on the number of customers and working capital levels, and the resolution of certain claims made by Nestle, the Company and Nestle reached final agreement on a purchase price of approximately $207.0 million. In connection with the final resolution, the $10 million held in escrow pursuant to the divestiture agreement and approximately $2.9 million in cash from the Company were delivered to Nestle effective as of March 31, 2003.

The Company maintains several foreign lines of credit. The Company's primary domestic credit facility, a $30 million line of credit with FleetBank, expired on March 26, 2003. The Company is currently negotiating a new credit line with FleetBank, which may provide for lower total borrowings in light of the Company's current cash position. The Company also maintains other international unsecured credit facilities under which the Company may borrow up to an aggregate of $8.4 million. At December 31, 2002, the Company's total borrowings outstanding under all of its existing credit facilities were $13.8 million, including long-term debt.

The following table summarizes the Company's known contractual and contingent obligations to make potential future payments or other consideration pursuant to certain contracts as of December 31, 2002, as well as an estimate of the timing in which these obligations are expected to be satisfied. In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company's commitment to proceed with a project if it is the successful bidder. Performance bonds are typically issued for the benefit of the Company's customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. These instruments are not reflected on the Company's balance sheet as a liability because they will not result in a liability to the Company unless the Company fails to perform the contractual obligations which are secured by the corresponding instrument. In the past, the Company has not incurred significant liabilities or expenses as a result of the use of these instruments.

                                                                Less           1-3          4-5       After 5
(Dollars in Thousands)                                   than 1 Year         Years        Years         Years        Total
---------------------------------------------------------------------------------------------------------------------------

                                      Notes Payable and
                      Current Portion of Long-Term Debt      $ 4,134       $ 2,802      $ 2,976       $ 3,892     $ 13,804

                Letters of Credit, Letters of Guarantee       10,701        27,270          270            53       38,294
                              Performance and Bid Bonds       54,698        18,019            -        25,532       98,249
                                                        -------------------------------------------------------------------
Total Letters of Credit, Letters of Guarantee and Bonds     $ 65,399      $ 45,289        $ 270      $ 25,585    $ 136,543

     Future Minimum Payments Due Under Operating Leases        3,981         6,397        2,877         2,253       15,508

                                                  Other        1,500         1,500            -             -        3,000
                                                        ------------------------------------------------------------------
                          Total Contractual Obligations     $ 75,014      $ 55,988      $ 6,123      $ 31,730    $ 168,855
                                                        ===================================================================

The Company believes that its future capital requirements will depend on a number of factors, including the amount of cash generated from operations and its capital commitments to new "own and operate" projects, either directly or through joint ventures, that the Company may be successful in obtaining. The Company believes that its existing cash and cash equivalents, cash generated from operations, lines of credit and foreign exchange facilities will be sufficient to fund its capital expenditures, working capital requirements and contractual obligations and commitments beyond the end of 2003, based on its current business plans and projections.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not believe that SFAS No. 143 will have a material impact on its financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement. SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002. The Company does not believe that SFAS No. 145 will have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). Along with new disclosure requirements, FIN 45 requires guarantors to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. This differs from the current practice to record a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to provide enhanced disclosures concerning guarantees, even when the likelihood of making a payment under the guarantee is remote. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 while the enhanced disclosure requirements are effective for periods ending after December 15, 2002. The Company does not believe that the adoption of FIN 45 will have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amended SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of this Statement are to be applied to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 will not have a material impact on the Company's financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). This interpretation addresses the consolidation of certain variable interest entities (VIEs) for which a controlling financial interest exists. FIN 46 applies immediately to financial interests obtained in VIEs after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a financial interest was obtained before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has a financial interest in certain entities that may be considered VIEs under FIN 46 (See Notes 5 and 8 of the Company's Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for additional information concerning Investments in Affiliated Companies). The Company is currently evaluating the impact of FIN 46 on its Investments in Affiliated Companies and if the Company determines that it has a controlling financial interest in any of these entities, consolidation may be required. The ultimate effect of adopting FIN 46 on the Company's financial position and results of operations has not yet been determined.

RISKS AND UNCERTAINTIES

The Company may face significant risks from its international operations

The Company derives a significant portion of its revenues from international operations, which involve a number of additional risks, including the following:

o impact of possible recessionary environments in economies outside the United States;
o longer receivables collection periods and greater difficulty in accounts receivable collection;
o exposure to foreign taxation;
o tariffs and other trade barriers;
o transportation delays;
o foreign currency exchange rate fluctuations;
o difficulties in staffing and managing foreign operations;
o unexpected changes in regulatory requirements;
o the burdens of complying with a variety of foreign laws and regulations; and
o political and economic instability and acts of terrorism.

In addition, the Kuwait wastewater treatment project in which the Company is an equity participant and equipment supplier, and will also be a participant in plant operation, is subject to the risk of hostilities as a result of the current war with Iraq. Although the Company has the protection of force majeure provisions in its contracts which excuse the Company from performance obligations in such circumstances, hostilities may damage or delay completion of the project, delaying the Company's expected receipt of income from the project.

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

The Company may become subject to infringement claims

Although the Company does not believe that its products infringe the proprietary rights of any third parties, the Company has in the past been subject to infringement claims and third parties might assert infringement claims against the Company or its customers in the future. Furthermore, the Company may initiate claims or litigation against third parties for infringement of its proprietary rights or to establish the validity of its proprietary rights and has one such suit pending (see Item 3 of this Annual Report on Form 10-K). Litigation, either as plaintiff or defendant, would cause the Company to incur substantial costs and divert management resources. Any litigation, regardless of the outcome, could harm the Company's business.

The Company has many competitors and may not be able to compete effectively

The Company experiences competition from a variety of sources with respect to virtually all of its products and services, although the Company does not know of any single entity that competes with it across the full range of its products, systems and services. Competition in the markets served by the Company is based on a number of factors, including price, technology, applications experience, know-how, availability of financing, reputation, product warranties, reliability, service and distribution. Many of the Company's current and potential competitors have greater name recognition and substantially greater financial, marketing and other resources than does the Company, and there has been a trend toward consolidation on the part of competitors in many of the markets serviced by the Company. These greater resources could, for example, allow the Company's competitors to develop technology, products and services superior to those of the Company. As a result, the Company may not be able to compete effectively with current or future competitors.

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

FORWARD-LOOKING INFORMATION

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
----------------------------------------------------------------------------

Certain statements contained in this report, including, without limitation, statements regarding expectations as to the Company's future results of operations, statements in the "Notes to the Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements. Such statements are based on management's current views and assumptions and are neither promises or guarantees but involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations as described in such forward-looking statements. Among these factors are the matters described under "Risks and Uncertainties" in this Item, as well as, overall economic and business conditions; competitive factors, such as acceptance of new products and pricing pressures and competition from companies larger than the Company; risk of nonpayment of accounts receivable, including those from affiliated companies; risks associated with foreign operations; risks associated with joint venture entities, including their respective abilities to arrange for necessary long-term project financing; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, as described below under "Quantitative And Qualitative Disclosures About Market Risk," fluctuations in the Company's quarterly results; and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made, and the Company disclaims any obligation to update, supplement or modify such statements in the event the facts, circumstances or assumptions underlying the statements change, or otherwise.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative Instruments
----------------------

In certain instances, the Company enters into foreign exchange contracts including forwards, options and swaps. The Company's policy is to enter into such contracts only for the purpose of managing exposures and not for speculative purposes. The U.S. dollar/euro options contracts previously held by the Company's Italian subsidiary which did not qualify for hedge accounting treatment were closed in the second quarter of 2002. On December 31, 2002, the Company entered into a series of U.S.dollar/euro forward contracts with the intent of offsetting the foreign exchange risk associated with forecasted cash flows related to an ongoing project. Because the contracts were executed on the last day of the year, the fair market value of the contracts is zero. In future periods the fair market value of the contracts will be recorded in either the current assets or current liabilities section of the Consolidated Balance Sheets. End of period changes in the market value of the contracts will be recorded as a component of other comprehensive income in the stockholders' equity section of the Consolidated Balance Sheets. At December 31, 2002, the notional amount of the outstanding foreign currency forward contracts to sell U.S. dollars to hedge these currency exposures was $7.2 million. A hypothetical change of 10% in exchange rates would change the fair value by approximately $0.7 million.

In 2002 the Company also entered into a foreign exchange forward contract to hedge the balance sheet exposure related to an intercompany loan. The fair market value of the contract, which was immaterial, was recorded in the other current assets section of the Consolidated Balance Sheets. The end of period change in the fair market value of the contract which was immaterial, was recorded in selling, general and administrative expenses.

Market Risk
-----------

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate risk fluctuations, but the Company believes the risk is not material due to the short-term nature of these investments. At December 31, 2002, the Company had $4.1 million of short-term debt and $9.7 million of long-term debt outstanding. The major portion of this debt has fixed interest rates and is not subject to risk arising from interest rate variability. A hypothetical increase of 10% in interest rates for a one year period would result in additional interest expense that would not be material in the aggregate. The Company's net foreign exchange currency gain was $2.8 million in 2002 compared with a loss of $0.6 million in 2001 and $0.8 million in 2000. The Company's exposure to foreign currency exchange rate fluctuations is mitigated by the fact that the operations of its international subsidiaries are primarily conducted in their respective local currencies. Also, in certain situations, the Company enters into foreign exchange contracts to mitigate the impact of foreign exchange fluctuations.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              IONICS, INCORPORATED
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                      Page

Report of Independent Accountants.......................................................               38

Financial Statements:

       Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001,
       and 2000...........................................................................             39

       Consolidated Balance Sheets at December 31, 2002 and 2001...............................        40

       Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001,
       and 2000................................................................................        41

       Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
       2002, 2001, and 2000....................................................................        42

       Notes to Consolidated Financial Statements..............................................        43

Supporting Financial Statement Schedule:

       Schedule II - Valuation and Qualifying Accounts.........................................        71


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ionics, Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ionics, Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Boston, Massachusetts
March 26, 2003


Consolidated Statements of Operations
---------------------------------------------------------------------------------------------------------------------------



For the years ended December 31
---------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands, Except per Share Amounts                                   2002               2001             2000
---------------------------------------------------------------------------------------------------------------------------
Revenues:
     Equipment Business Group                                               $ 154,378          $ 161,565        $ 162,060
     Ultrapure Water Group                                                    102,407            133,605          156,396
     Consumer Water Group                                                      38,677            123,748          107,953
     Instrument Business Group                                                 27,741             26,595           28,418
     Affiliated companies                                                      12,168             21,219           19,724
---------------------------------------------------------------------------------------------------------------------------
                                                                              335,371            466,732          474,551
                                                                      -----------------------------------------------------

Costs and expenses:
     Cost of sales of Equipment Business Group                                114,251            126,757          129,160
     Cost of sales of Ultrapure Water Group                                    78,423            107,148          123,904
     Cost of sales of Consumer Water Group                                     24,891             73,942           66,141
     Cost of sales of Instrument Business Group                                11,719             12,756           12,598
     Cost of sales to affiliated companies                                     10,965             20,677           18,372
     Research and development                                                   6,462              6,420            7,980
     Selling, general and administrative                                       91,842            119,837          113,222
     Impairment of long-lived assets                                                -             13,069            3,398
---------------------------------------------------------------------------------------------------------------------------
                                                                              338,553            480,606          474,775
                                                                      -----------------------------------------------------

Loss from operations                                                           (3,182)           (13,874)            (224)
Interest income                                                                 3,463              1,013            1,286
Interest expense                                                               (1,215)            (5,166)          (4,909)
Equity income                                                                   3,443              1,396            1,623
---------------------------------------------------------------------------------------------------------------------------

Income (loss) before income tax expense,
   minority interest and gain on sale                                           2,509            (16,631)          (2,224)

Gain on sale of Aqua Cool                                                       8,160            102,834                -

Income tax (expense) benefit                                                   (4,908)           (42,239)             756
---------------------------------------------------------------------------------------------------------------------------

Income (loss) before minority interest                                          5,761             43,964           (1,468)
Minority interest in earnings (losses)                                            969               (737)             402
---------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                             $ 4,792           $ 44,701         $ (1,870)
===========================================================================================================================

Earnings (loss) per basic share                                                $ 0.27             $ 2.61          $ (0.12)
===========================================================================================================================

Earnings (loss) per diluted share                                              $ 0.27             $ 2.59          $ (0.12)
===========================================================================================================================

Shares used in basic earnings (loss) per share calculations                    17,541             17,106           16,243
Shares used in diluted earnings (loss) per share calculations                  17,671             17,246           16,243



The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
---------------------------------------------------------------------------------------------------------------


At December 31
---------------------------------------------------------------------------------------------------------------
Dollars in Thousands, Except Share Amounts                                            2002                2001
---------------------------------------------------------------------------------------------------------------


Assets
Current assets:
     Cash and cash equivalents                                                   $ 136,044           $ 178,283
     Restricted cash                                                                 4,250                   -
     Short-term investments                                                            958                  21
     Notes receivable, current                                                       6,662               4,892
     Accounts receivable, net                                                       94,841             110,729
     Receivables from affiliated companies                                          23,642              24,725
     Inventories                                                                    34,847              32,813
     Deferred income taxes                                                          14,664              16,297
     Other current assets                                                           12,832              11,031
---------------------------------------------------------------------------------------------------------------
         Total current assets                                                      328,740             378,791
---------------------------------------------------------------------------------------------------------------

Receivables from affiliated companies, long-term                                    10,000                   -
Notes receivable, long-term                                                         26,458              23,210
Investments in affiliated companies                                                 22,618              23,798
Property, plant and equipment, net                                                 179,914             167,032
Goodwill, net                                                                       20,200              19,037
Deferred income taxes, long-term                                                    12,591              12,643
Other assets                                                                         7,492               8,802
---------------------------------------------------------------------------------------------------------------
         Total assets                                                            $ 608,013           $ 633,313
===============================================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable and current portion of long-term debt                           $ 4,134            $ 14,257
     Accounts payable                                                               36,039              34,640
     Deferred revenue from affiliated companies                                      4,308                   -
     Income taxes payable                                                           25,692              45,735
     Other current liabilities                                                      43,995              62,234
---------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                 114,168             156,866
---------------------------------------------------------------------------------------------------------------

Long-term debt and notes payable                                                     9,670              10,126
Deferred income taxes                                                               35,337              34,199
Deferred revenue from affiliated companies                                           4,545               3,360
Other liabilities                                                                    6,140               5,409
Commitments and contingencies
Stockholders' equity:
     Common stock, par value $1, authorized shares: 55,000,000
         in 2002 and 2001; issued and outstanding: 17,555,046 in
         2002 and 17,477,005 in 2001.                                               17,555              17,477
     Additional paid-in capital                                                    190,417             188,555
     Retained earnings                                                             247,109             242,317
     Accumulated other comprehensive loss                                          (16,928)            (24,996)
---------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                438,153             423,353
---------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                              $ 608,013           $ 633,313
===============================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------------------------------------------

For the years ended December 31
-------------------------------------------------------------------------------------------------------------------
Dollars in Thousands                                                          2002            2001            2000
-------------------------------------------------------------------------------------------------------------------

Operating activities:
      Net income (loss)                                                    $ 4,792         $44,701        $ (1,870)
      Adjustments to reconcile net income (loss)
      to net cash (used) provided by operating activities:
        Depreciation                                                        23,785          32,989          30,788
        Amortization of goodwill                                                 -           2,787           2,847
        Amortization of other intangibles                                      268             163             160
        Impairment of long-lived assets                                          -          13,069           3,398
        Gain on sale of Aqua Cool business                                  (8,160)       (102,834)              -
        Provision for losses on accounts and notes receivable                4,641           4,632           5,204
        Equity in earnings of affiliates                                    (3,443)         (1,396)         (1,623)
        Deferred income tax expense (benefit)                                1,459          (5,690)         (2,092)
        Changes in assets and liabilities,
        net of effects of businesses acquired:
          Notes receivable                                                  (4,516)         (6,538)         (7,913)
          Accounts receivable                                               15,838          22,202         (49,018)
          Receivables from affiliated companies                             (8,917)        (23,933)            439
          Inventories                                                       (1,178)         (2,084)         (1,240)
          Other current assets                                              (1,270)          3,566            (905)
          Investments in affiliated companies                                4,861             782           3,443
          Deferred income tax assets                                         1,685          (7,844)        (16,366)
          Accounts payable and accrued expenses                            (13,691)         (8,294)         20,386
          Customer deposits                                                  1,363          (2,682)          2,372
          Deferred revenue from affiliates                                   5,493           3,360               -
          Income taxes payable                                             (22,496)         51,425          15,260
          Other                                                             (1,103)         (5,536)            914
-------------------------------------------------------------------------------------------------------------------
             Net cash (used) provided by operating activities                 (589)         12,845           4,184
                                                                      ---------------------------------------------

Investing activities:
        Additions to property, plant and equipment                         (33,455)        (39,607)        (41,211)
        Disposals of property, plant and equipment                           1,801           2,137          11,464
        Additional investments in affiliated companies                        (230)         (4,799)         (9,515)
        Proceeds from sale of Aqua Cool                                          -         210,476               -
        (Purchase) sale of short-term investments                             (836)            413            (931)
        Acquisitions, net of cash acquired                                  (1,035)              -          (4,491)
-------------------------------------------------------------------------------------------------------------------
             Net cash (used) provided by investing activities              (33,755)        168,620         (44,684)
                                                                      ---------------------------------------------

Financing activities:
        Restricted cash                                                     (4,250)              -               -
        Principal payments on current debt                                 (73,678)       (171,343)        (97,891)
        Proceeds from borrowings of current debt                            62,846         116,476         145,508
        Principal payments on long-term debt                                  (989)         (1,390)         (2,827)
        Proceeds from borrowings of long-term debt                             553           1,294           5,666
        Proceeds from issuance of common stock                                   -          21,814               -
        Proceeds from stock option plans                                     1,661           4,990           2,734
-------------------------------------------------------------------------------------------------------------------
             Net cash (used) provided by financing activities              (13,857)        (28,159)         53,190
                                                                      ---------------------------------------------
Effect of exchange rate changes on cash                                      5,962            (520)           (362)
                                                                      ---------------------------------------------
Net change in cash and cash equivalents                                    (42,239)        152,786          12,328
Cash and cash equivalents at end of prior year                             178,283          25,497          13,169
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of current year                          $136,044        $178,283         $25,497
===================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------------------------------------------------------


                                                                                            Accumulated
                                                                     Additional                   Other                   Total
                                                   Common Stock        Paid-In   Retained Comprehensive    Unearned Stockholders'
Dollars in Thousands                               Shares  Par Value   Capital   Earnings (Loss) Income  Compensation     Equity
--------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1999                      16,201,483   $ 16,201 $ 159,288  $ 199,304     $ (12,905)      $ (36)  $ 361,852

Comprehensive income:
     Net income                                         -          -         -     (1,870)            -           -      (1,870)
     Translation adjustments, (tax $2,227)              -          -         -          -        (6,333)          -      (6,333)
                                                                                                                    ------------
                                                                                                                         (8,203)
                                                                                                                    ------------

Stock options exercised                           163,200        164     2,570          -             -           -       2,734
Tax benefit of stock option activity                    -          -       156          -             -           -         156
Shares issued to directors                          4,346          4       100          -             -           -         104
Restricted stock shares issued                     17,937         18         -          -             -           -          18
Restricted stock shares forfeited                 (17,937)       (18)        -          -             -           -         (18)
Adjustment of equity ownership                          -          -         -        182             -           -         182
Amortization of unearned compensation                   -          -         -          -             -          36          36
--------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2000                      16,369,029     16,369   162,114    197,616       (19,238)          -     356,861

Comprehensive income:
     Net income                                         -          -         -     44,701             -           -      44,701
     Other comprehensive income, net of tax:
       Translation adjustments, (tax $974)              -          -         -          -        (4,112)          -      (4,112)
       Minimum pension liability
         adjustment, (tax $1,009)                       -          -         -          -        (1,646)          -      (1,646)
                                                                                                                    ------------
                                                                                                                         38,943
                                                                                                                    ------------

Stock options exercised                           228,650        229     4,761          -             -           -       4,990
Tax benefit of stock option activity                    -          -       641          -             -           -         641
Shares issued to directors                          4,326          4       100          -             -           -         104
Shares issued for private placement               875,000        875    20,939          -             -           -      21,814
--------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2001                      17,477,005     17,477   188,555    242,317       (24,996)          -     423,353

Comprehensive income:
     Net income                                         -          -         -      4,792             -           -       4,792
     Other comprehensive income, net of tax:
       Translation adjustments, (tax $2,195)            -          -         -          -         9,844           -       9,844
       Minimum pension liability
         adjustment, (tax $1,089)                       -          -         -          -        (1,776)          -      (1,776)
                                                                                                                    ------------
                                                                                                                         12,860
                                                                                                                    ------------

Stock options exercised                            72,937         73     1,588          -             -           -       1,661
Tax benefit of stock option activity                    -          -       159          -             -           -         159
Shares issued to directors                          5,104          5       115          -             -           -         120
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2002                      17,555,046   $ 17,555 $ 190,417  $ 247,109     $ (16,928)        $ -   $ 438,153
================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

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

Basis of Presentation
Certain prior year amounts have been reclassified to conform to the current year presentation with no impact on net income. As part of the Company's adoption of a matrix business organization effective January 1, 2002, results associated with the Company's trailer leasing and non-consumer bleach based chemical supply businesses are included in the Ultrapure Water Group (UWG) segment, rather than the Equipment Business Group (EBG) segment where they had historically been presented. Segment information for all periods has been presented to reflect these changes. (See Note 17.)

Revenue Recognition
For certain contracts involving customized equipment eligible for contract accounting under American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Construction-Type Contracts" (SOP 81-1), revenue is recognized using the percentage of completion accounting method based upon an efforts-expended method. The nature of these contracts and the types of products and services provided are considered in determining the proper accounting for a given contract. Long-term, fixed-price and cost plus fixed-fee contracts are recorded on a percentage of completion basis using the cost-to-cost method of accounting where revenue is recognized based on the ratio of costs incurred to estimated total costs at completion. The Company follows this method since reasonably dependable estimates of the costs of the total contract can be made. As a general rule, sales and profits are recognized earlier under the cost-to-cost method of percentage of completion accounting compared to the completed contract method. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions regarding schedules and technical issues. Due to the size and nature of the Company's long-term contracts, the estimation of cost at completion is complicated and subject to numerous variables. Contract costs include material, labor, subcontracting and other related costs. Assumptions must be made relative to the length of time to complete the contract. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. Such amounts are only included in the contract value when they can be reliably estimated and realization is reasonably assured, generally upon receipt of a customer-approved change order. Given the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if different assumptions were used or if underlying circumstances were to change. The Company closely monitors compliance and consistency of application of its critical accounting policies related to contract accounting. In addition, reviews of the status of contracts are performed through periodic contract status and performance reviews. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined.

For contracts involving the sale of equipment to a joint venture or other unconsolidated affiliated entity in which the Company has an ownership interest, the extent of revenue and profit recognized while the contract is being performed varies based on the level of equity interest held by the Company. Generally, when the Company's equity ownership in the affiliated customer is less than 20% and accounts for such interest on a cost basis, no revenue or profit is eliminated as the contract is being performed. When the Company's equity ownership is between 20% and 50%, provided that the Company does not exercise effective control over the affiliated entity, the Company recognizes revenue as the contract is being performed but eliminates a portion of the profit equal to the Company's equity ownership percentage in the entity. After construction has been completed and commercial operations have commenced, the resulting eliminated intercompany profit is amortized into revenue over the estimated useful life of the equipment owned by the affiliated entity. When the Company's equity ownership exceeds 50%, or in instances where the Company effectively controls the affiliated entity, no revenue or profit is recognized on the sale of equipment as the contract is executed, and all of the profit on the contract is eliminated and amortized over the estimated useful life of the equipment after construction has been completed and commercial operations have commenced.

With respect to the Company's sale of equipment to Desalcott (the project company) in connection with the Trinidad project where the Company is a 40% equity owner of Desalcott, since the Company is considered to have provided all of the cash equity funding for the project either directly or through a loan to the Company's local majority partner, equipment revenue earned has been recognized to the extent of costs incurred as the contract is executed; however, all of the profit has been eliminated, and will be amortized over the estimated useful life of the equipment after construction has been completed and commercial operations have commenced.

The "Revenues (Affiliated Companies)" and "Cost of sales to affiliated companies" included in the Statement of Operations reflect the revenue and costs recorded from the sales of equipment to joint ventures or other unconsolidated entities. Revenue is recognized in accordance with SOP 81-1 or with Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), as appropriate, less the amount of intercompany profit eliminated equal to the Company's ownership interest in the affiliated companies. Eliminated intercompany profit, as described above, is amortized over the useful life of the equipment placed in service by the affiliated company (e.g. 23 years of the Trinidad project, and 27 years for the Kuwait project). The Company believes that the amortization of the intercompany profits is not material to the Company's financial statements. The amount of deferred profit at December 31, 2002 was approximately $4.5 million.

In addition to the construction and sale of customized equipment to its customers, the Company also enters into water and other concession agreements under which the Company "owns and operates" desalination or water treatment facilities to produce and supply water to its customers. Under these contracts, where the Company remains the owner of the facility or equipment, revenue and profit is recognized as water quantities are sold to the customer (or, alternatively, pursuant to a "take or pay" arrangement if minimum quantities are not purchased). More specifically, the revenue derived from these contracts is generally recognized based on actual meter readings and agreed-upon rates in effect during the term of the contract. The constructed equipment is capitalized by the Company, included in property, plant and equipment, and amortized to cost of sales over the shorter of the estimated useful life of the equipment or the contract term.

For sales of standard products and equipment not governed by SOP 81-1, such as the sale of instruments and consumer water products, the Company follows the guidance provided by SAB 101. The Company does not recognize revenue unless there is persuasive evidence of an arrangement, title and risk of loss has passed to the customer, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. It is the Company's policy to require an arrangement with its customers, either in the form of a written contract or purchase order containing all of the terms and conditions governing the arrangement, prior to the recognition of revenue. Title and risk of loss generally pass to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, the Company assesses whether the sale price is fixed or determinable and whether or not collection is reasonably assured. The Company assesses whether the sale price is fixed or determinable based upon the payment terms of the arrangement. If the sales price is not deemed to be fixed or determinable, revenue is recognized as the amounts become due from the customer. The Company does not generally offer a right of return on its products and the products are generally not subject to customer acceptance rights. The Company assesses collectibility based on a number of factors, including past transaction and collection history with a customer and the credit-worthiness of the customer. The Company performs ongoing credit evaluations of its customers' financial condition but generally does not require collateral from its customers. If the Company determines that collectibility of the sales price is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. The Company includes shipping and handling costs in revenue and cost of sales.

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

The Company provides support services to customers primarily through service contracts, and the Company typically recognizes support service revenue ratably over the term of the service contract or as services are rendered.

The Company also rents equipment to customers under short-term rental agreements. The Company generally invoices customers monthly and recognizes revenue over the rental period based on amounts billed. The rental equipment is capitalized and depreciated to cost of sales over its estimated useful life.

Cash Equivalents
Short-term investments with an original maturity of 90 days or less from the date of acquisition are classified as cash equivalents.

Restricted Cash
At December 31, 2002, the Company had $4.3 million in restricted cash. This amount represents cash received from a customer that was pledged to decrease the banking fees associated with a letter of credit the Company issued against an advance payment it received for work to be performed on the Kuwait wastewater treatment facility.

Investments
Management determines the appropriate classification of its investment in debt securities at the time of purchase. Debt securities which the Company has the ability and positive intent to hold to maturity are classified accordingly and carried at amortized cost. The Company is not involved in activities classified as the trading of investments.

Allowance for Doubtful Accounts
The Company evaluates the adequacy of its reserve for doubtful accounts on an ongoing basis through detailed reviews of its receivables portfolio. Estimates are used in determining the Company's allowance for bad debts and are based on historical collection experience, current trends including prevailing economic conditions and adverse events that may affect a customer's ability to repay, percentage of accounts receivable by aging category, and other factors such as the financial condition of large customers. The Company makes adjustments to its reserve if the evaluation of reserve requirements differs from the actual aggregate reserve. This evaluation is inherently subjective because estimates may be revised as more information becomes available. Reserves for doubtful accounts are established through a charge to operations included in selling, general and administrative expenses.

Notes Receivable
Notes receivable have been reported at their estimated net realizable value. The allowance for uncollectible notes receivable totaled $707,000 and $561,000 at December 31, 2002 and 2001, respectively.

Inventories
Inventories are carried at the lower of cost (first-in, first-out basis) or market.

Investments in Affiliated Companies
The Company consolidates the balance sheet and results of operations of all wholly and majority owned subsidiaries and controlled affiliates. The Company also holds minority investments in certain private companies having complementary or strategic operations in different geographical locations around the world. These investments are included in investments in affiliates and include investments accounted for under the equity method of accounting. Under the equity method of accounting, which generally applies to investments that represent a 20% to 50% ownership of the equity securities of the affiliates, the Company's proportionate share of the earnings or losses of the affiliates is included in equity income. With respect to the Company's investment in Desalcott, the Company records 100% of any net loss and 40% of any net income reported by Desalcott. In periods in which Desalcott has an accumulated loss (as opposed to retained earnings), the Company records 100% of any net income of Desalcott up to the amount of Desalcott's accumulated loss, and 40% of any net income thereafter. Realization of the Company's investments in equity securities may be affected by the affiliate's ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the affiliate's business, and other factors. The ability of an affiliate to obtain future funding or successfully execute its business plan could adversely affect the Company's earnings in the periods affected by those events. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or in an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. The Company records an impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary.

Property, Plant and Equipment
Property, plant and equipment is recorded at cost. Maintenance and repair costs are expensed as incurred. Significant additions and improvements are capitalized and depreciated. When an asset is retired or sold, any resulting gain or loss is included in the results of operations. Interest payments on debt capitalized as property, plant and equipment amounted to $268,000, $81,000 and $320,000 in 2002, 2001 and 2000, respectively. In general, depreciation is computed on a straight-line basis over the expected useful lives of the assets, as follows:

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

Impairment of Long-Lived Assets
On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). In accordance with SFAS 144, the Company assesses the potential impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could indicate an impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the Company's use of the acquired asset or the strategy for its overall business and significant negative industry or economic trends. When the Company determines that the carrying value of intangible and other long-lived assets may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount of the asset. If the sum of the estimated future cash flows is less than the carrying amount, the Company records an impairment based on the estimated discounted cash flows using a discount rate determined by Company management to be commensurate with the associated risks

Goodwill
Goodwill represents the excess acquisition cost over the fair value of the net assets acquired in the purchase of various entities. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) that requires, among other things, the discontinuance of goodwill amortization. In accordance with SFAS 142, amortization of goodwill was discontinued as of January 1, 2002. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over its estimated useful life, which generally was a period ranging from 10 to 40 years. SFAS 142 requires the Company to evaluate goodwill for impairment on an annual basis. The Company evaluates the recoverability of goodwill annually in the fourth quarter, or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily determined using a discounted cash flow methodology. The determination of discounted cash flows is based on the businesses' strategic plans and future forecasts. The revenue growth rates included in the plans are management's best estimates based on current and forecasted market conditions and the profit margin assumptions are projected by each reporting unit based on the current cost structure, as well as any anticipated cost reductions. The Company completed its annual impairment test in the fourth quarter of 2002 using its best estimate of forecasts for future periods. No adjustment was required to the carrying value of goodwill based on the analysis performed

Warranty Obligations
The Company's products are generally subject to warranty and related costs are provided for in cost of revenues when revenue is recognized. While the Company engages in extensive product quality programs and processes, the Company's warranty obligation is based upon historical product failure rates and costs incurred in correcting a product failure. If actual product failure rates or the costs associated with fixing failures differ from historical rates, adjustments to the warranty liability may be required in the period in which determined. The changes in the carrying amount of product warranties for the year ended December 31, 2002 are as follows:

Dollars in thousands                                              2002
--------------------------                                -------------

Balance at end of prior year                                     $ 844
Accruals for warranties issued during the period                   934
Accruals related to pre-existing warranties                         15
Settlements made (in cash or in kind) during the period         (1,168)
                                                          -------------
Balance at end of year                                           $ 625
                                                          =============

Research and Development
All research and development costs are expensed as incurred.

Foreign Exchange
Assets and liabilities of foreign affiliates and subsidiaries, for which the local currency is the functional currency, are translated into U.S. dollars at year-end exchange rates, and the related statements of operations are translated at average exchange rates during the year. Translation gains and losses are accumulated net of income tax as a separate component of stockholders' equity.

Some transactions of the Company and its subsidiaries are made in currencies different from their functional currency. Gains (losses) on these transactions or balances are included in selling, general and administrative expense as they occur. Net foreign currency transaction gains (losses) included in income before income taxes and minority interest totaled $2.8 million, $(0.6) million and $(0.8) million for 2002, 2001 and 2000, respectively.

Income Taxes
The Company estimates income taxes in each of the jurisdictions in which it operates and involves an assessment of permanent and temporary differences resulting from differing treatment of items for tax and book accounting purposes. Temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must also assess the likelihood that any deferred tax assets will be recovered, and must establish a valuation allowance to the extent that it believes that it is more likely than not any deferred tax asset will not be utilized from future taxable income. To the extent the Company has established a valuation allowance, income tax expense is recorded in the statement of operations. At any time, the Company's income tax expense could be impacted by changes in tax laws, or by administrative actions or court rulings.

The Company has taken tax positions in its worldwide corporate income tax filings based on careful interpretations of global statutes, rules, regulations and court decisions that may be applied and interpreted differently by various taxing jurisdictions. These taxing jurisdictions may or may not challenge the Company's application and interpretation of a wide body of tax jurisprudence. However, the Company does not anticipate that any sustained challenge by any taxing jurisdiction could have a material adverse effect on its financial position or net income.

The Company has elected not to provide tax on certain undistributed earnings of its foreign subsidiaries which it considers to be permanently reinvested. The cumulative amount of such unprovided taxes was approximately $9.7 million, $8.2 million and $5.1 million as of December 31, 2002, 2001 and 2000, respectively.

Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding while giving effect to all potentially dilutive common shares that were outstanding during the period calculated using the treasury stock method which determines the additional common shares that are issuable upon the exercise of outstanding stock options.

Comprehensive Income (Loss)
The Company reports comprehensive income (loss) in the Statements of Stockholders' Equity. For 2002, comprehensive income was $12.9 million and consisted of net income, foreign currency translation adjustments and minimum pension liability adjustment, net of tax effect. In 2001 and 2000, comprehensive income (loss) was $38.9 million and $(8.2) million, respectively, consisting primarily of net income (loss) and translation adjustments, net of tax effect.

Derivative Instruments
The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 in the first quarter of 2001. SFAS 133 requires all derivatives to be recognized on the balance sheet at fair value. The adoption of SFAS 133 did not have a material impact on the Company's financial position or results of operations. The Company conducts business in a number of foreign countries, with certain transactions denominated in local currencies. The purpose of the Company's foreign currency management is to minimize the effect of exchange rate fluctuations on certain foreign denominated monetary assets and anticipated cash flows. The terms of currency instruments used for hedging purposes are consistent with the timing of the transactions being hedged. The Company does not use derivative financial instruments for trading or speculative purposes. For purposes of presentation within the statement of cash flows, derivative gains and losses are presented within cash provided by operating activities.

The Company enters into foreign currency forward contracts to hedge its exposures associated with a portion of its forecasted revenue transactions. These derivative instruments are designated as foreign currency cash flow hedges. All outstanding derivatives are recognized on the balance sheet at fair value and changes in their fair value are recorded in accumulated other comprehensive income (loss) until the underlying forecasted transaction occurs. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the statement of operations in the related revenue caption. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income
(loss) will be reclassified to selling, general and administrative expense in the statement of operations in the then-current period. No amounts were reclassified from accumulated other comprehensive income (loss) to "Selling, general and administrative expense" during 2002, 2001 or 2000. The Company's cash flow hedges generally mature within two years or less.

The Company also enters into foreign exchange forward contracts to hedge its exposures associated with foreign-currency denominated assets and liabilities. These derivative instruments are designated as foreign currency fair value hedges. The derivatives are recognized on the balance sheet at fair value and period-end changes in fair value are recorded in selling, general and administrative expense in the statement of operations.

Since the Company is using foreign exchange derivative contracts to hedge foreign exchange exposures, the changes in the value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged item. Hedge effectiveness is assessed on a quarterly basis. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings in "Selling, general and administrative expense." The ineffective portion of the derivatives consists of discounts or premiums on forward contracts and gains or losses associated with differences between actual and forecasted amounts. In any instance in which the designated hedged item matures, is terminated, or, in the case of an anticipated transaction, is deemed unlikely to occur, the related derivative contract is closed and any gain or loss is immediately recognized in the Statement of Operations in "Selling, general and administrative expense."

Accounting for Stock-Based Compensation
The Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based compensation plans. Accordingly, any difference between the option price and the fair market value of the stock at the date of grant is charged to operations over the expected period of benefit to the Company. During 2002, 2001 and 2000, no stock-based compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value method of accounting for stock options and other equity instruments defined by SFAS No. 123, "Accounting for Stock-Based Compensation." The effect of applying SFAS No. 123 in the pro forma disclosure are not indicative of future awards, which are anticipated. SFAS No. 123 does not apply to awards prior to 1995.

                                                                                 2002       2001       2000
                                                                              ---------------------------------
(Amounts in thousands, except per share amounts)

            Net income (loss), as reported                                       $ 4,792   $ 44,701    $(1,870)

            Less: Stock-based compensation expense determined under
            fair value method for all awards, net of related tax effects           2,652      2,596      3,047
                                                                              ---------------------------------

            Pro Forma net income (loss)                                          $ 2,140   $ 42,105    $(4,917)
                                                                              =================================


            Earnings (loss) per basic share, as reported                          $ 0.27     $ 2.61    $ (0.12)
                                                                              =================================
            Earnings (loss) per basic share, pro forma                            $ 0.12     $ 2.46    $ (0.30)
                                                                              =================================

            Earnings (loss) per diluted share, as reported                        $ 0.27     $ 2.59    $ (0.12)
                                                                              =================================
            Earnings (loss) per diluted share, pro forma                          $ 0.12     $ 2.44    $ (0.30)
                                                                              =================================

The fair value of each option granted during 2002, 2001 and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                      2002       2001       2000
                                                                   ---------------------------------

Expected term (years)                                                     6.0        5.0        5.0
Volatility                                                              42.2%      38.6%      37.4%
Risk-free interest rate (zero coupon U.S. treasury note)                3.68%      4.89%      6.25%
Dividend yield                                                           None       None       None
Weighted-average fair value of options granted                         $ 9.95    $ 11.32     $ 9.65

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not believe that SFAS No. 143 will have a material impact on its financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement. SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002. The Company does not believe that SFAS No. 145 will have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). Along with new disclosure requirements, FIN 45 requires guarantors to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. This differs from the current practice to record a liability only when a loss is probable and reasonably estimable; FIN 45 also requires a guarantor to provide enhanced disclosures concerning guarantees, even when the likelihood of making a payment under the guarantee is remote. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 while the enhanced disclosure requirements are effective for periods ending after December 15, 2002. The Company does not believe that the adoption of FIN 45 will have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amended SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of this Statement are to be applied to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 will not have a material impact on the Company's financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). This interpretation addresses the consolidation of certain variable interest entities (VIEs) for which a controlling financial interest exists. FIN 46 applies immediately to financial interests obtained in VIEs after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a financial interest was obtained before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has a financial interest in certain entities that may be considered VIEs under FIN 46 (See Notes 5 and 8 for additional information concerning Investments in Affiliated Companies). The Company is currently evaluating the impact of FIN 46 on its Investments in Affiliated Companies and if the Company determines that it has a controlling financial interest in any of these entities, consolidation may be required. The ultimate effect of adopting FIN 46 on the Company's financial position or results of operations has not yet been determined.


Note 2. Consolidated Balance Sheet Details

Dollars in Thousands                                           2002                      2001
----------------------------------------------------------------------------------------------
Raw materials                                              $ 19,837                  $ 20,047
Work in process                                               6,992                     7,547
Finished goods                                                8,018                     5,219
----------------------------------------------------------------------------------------------
Inventories                                                $ 34,847                  $ 32,813
==============================================================================================

Land                                                        $ 6,077                   $ 6,288
Buildings                                                    45,782                    41,272
Machinery and equipment                                     273,442                   243,964
Other, (includes furniture,
    fixtures and vehicles)                                   32,307                    29,938
----------------------------------------------------------------------------------------------
                                                            357,608                   321,462
Accumulated depreciation                                   (177,694)                 (154,430)
----------------------------------------------------------------------------------------------
Property, plant and equipment, net                         $179,914                  $167,032
==============================================================================================

Customer deposits                                           $ 4,114                   $ 2,159
Accrued expenses                                             39,881                    60,075
----------------------------------------------------------------------------------------------
Other current liabilities                                  $ 43,995                  $ 62,234
==============================================================================================

Note 3. Supplemental Schedule of Cash Flow Information

Dollars in Thousands                              2002             2001            2000
----------------------------------------------------------------------------------------
Cash payments for interest
     and income taxes:
     Interest                                  $ 1,520          $ 6,093         $ 4,662
     Taxes                                     $21,503          $ 1,865         $ 6,974

Note 4. Accounts Receivable

Dollars in Thousands                              2002             2001
------------------------------------------------------------------------
Billed receivables                             $79,389          $77,978
Unbilled receivables                            21,530           36,959
Allowance for doubtful accounts                 (6,078)          (4,208)
------------------------------------------------------------------------
Accounts receivable, net                       $94,841         $110,729
========================================================================

Unbilled receivables represent the excess of revenues recognized on percentage of completion contracts over amounts billed. These amounts will become billable as the Company achieves certain contractual milestones. Substantially all of the unbilled amounts at December 31, 2002 are expected to be billed during 2003.

Billed receivables include retainage amounts of $4,351,000 and $5,581,000 at December 31, 2002 and 2001, respectively. Substantially all of the retainage amounts are expected to be collected within one year.

Note 5. Investments in Affiliated Companies

The Company's investments in the following affiliates are accounted for under the equity method. The principal business activities of these foreign affiliates involve the production, sale and distribution of treated or bottled water, the sale of membranes, equipment and replacement parts, and the ownership and operation of water treatment facilities.

                                                                 Ownership
Affiliate                                                        Percentage
------------------------------------------------------------------------------
Aqua Cool Kuwait - Kuwait                                           49%
Aqua Cool Saudi Arabia - Saudi Arabia                               40%
Aqua Design Ltd. - Cayman Islands                                   39%
Carmel Desalination Ltd. - Israel                                   33%
Desalination Company of Trinidad and Tobago Ltd. - Trinidad         40%
Grupo Empresarial de Mejoramiento Ambiental, S. de R.L.
  de C.V. - Mexico                                                  20%
Jalal-Ionics - Bahrain                                              40%
Magan Desalination Ltd. - Israel                                    49%
Toray Membrane America, Inc. - Massachusetts, USA                   43%
UTE El Reventon - Spain                                             50%
UTE Tamaino - Spain                                                 50%
Utilities Development Company, W.L.L. - Kuwait                      25%
Watlington Waterworks, Ltd. - Bermuda                               26%
Yuasa-Ionics Co., Ltd. - Japan                                      50%


The Company's percentage ownership interest in affiliates may vary from its interest in the earnings of such affiliate.

Activity in investments in affiliated companies:

Dollars in Thousands                                             2002            2001            2000
------------------------------------------------------------------------------------------------------
Investments at end
     of prior year                                           $ 23,798        $ 18,310        $ 10,752
Equity in earnings, net                                         3,443           1,396           1,623
Distributions received                                         (3,734)         (1,511)         (2,092)
Cumulative translation
     adjustments and other                                       (344)            804             (99)
Reclassification of Agrinord S.r.l.
     resulting from change in
     ownership interest                                             -               -          (1,389)
Reclassification to long-term notes
     receivable from Utilities Development Company               (775)              -               -
Additional investments                                            230           4,799           9,515
------------------------------------------------------------------------------------------------------
Investments at end of current year                           $ 22,618        $ 23,798        $ 18,310
======================================================================================================

At December 31, 2002 and 2001, the Company's equity in the net assets of its affiliates was $20.6 million and $21.9 million, respectively. The difference between the carrying amount and the underlying equity in net assets is being amortized into equity over the estimated useful life of the related intangible asset.

Grupo Empresarial de Mejoramiento Ambiental, S. de R.L. C.V. ("GEMA") was formed in 1991. GEMA was incorporated to design and construct wastewater treatment plants and provide wastewater collection, treatment, conduction and distribution services. The carrying value of the Company's investment in GEMA was approximately $3.8 million and $4.6 million, respectively, at December 31, 2002 and 2001, and is included in "Investments in affiliated companies" in the Consolidated Balance Sheets. During 2002 and 2001, the Company received $2.2 million and $1.4 million, respectively, of cash dividends from GEMA.

Summarized financial information of GEMA is presented as follows (dollars in thousands):

                                                December 31,
                                      ---------------------------------
                                                2002              2001
                                      ---------------    --------------
Current assets                              $ 16,375          $ 16,417
Non-current assets                            37,428            47,188
                                      ---------------    --------------
Total assets                                $ 53,803          $ 63,605
                                      ===============    ==============

Current liabilities                         $ 10,288          $ 10,310
Non-current liabilities                       24,381            30,466
                                      ---------------    --------------
Total liabilities                           $ 34,669          $ 40,776
                                      ===============    ==============

                                           Years ended December 31,
                                      ---------------------------------
                                                2002              2001
                                      ---------------    --------------
Sales                                       $ 38,803          $ 35,800
Cost of sales                                 13,586            12,960
Operating income                              20,370            17,817
Income before income taxes                    14,743            15,954
Net income                                     9,910            11,227


Note 6. Impairment of Long-Lived Assets

During 2001 and 2000, the Company wrote down approximately $13.1 million and $3.4 million, respectively, of impaired long-lived assets. In 2001, the write-downs included approximately $9.2 million to reduce the carrying value of assets held for sale related to the Company's divestiture of its majority-owned Malaysian subsidiary and $3.1 million of goodwill associated with previous acquisitions.

In late 2001, the Company began negotiations to sell its majority-owned Malaysian subsidiary to the subsidiary minority shareholders. In early 2002, the Company had signed a term sheet for the disposition of the Malaysian subsidiary and the sale was completed in May 2002. Accordingly, at December 31, 2001, the Company recorded an impairment charge of approximately $9.2 million, representing the difference between the Company's 55% ownership interest in the net asset value of the Malaysian subsidiary (principally property, plant and equipment, and goodwill) and the anticipated net proceeds from the sale of the subsidiary of approximately $1.0 million.

The Company recorded asset impairment charges related to its decision to abandon plans to commence bleach-manufacturing operations in Elkton, Maryland. In 2001 and 2000, these impairment charges amounted to $0.7 million and $2.0 million, respectively. The Elkton plant and equipment were part of a Company strategy to expand bleach manufacturing in the mid-Atlantic market. This strategy included the potential acquisition by the Company of a regional bleach manufacturer, but negotiations relating to the potential acquisition ceased during the fourth quarter of 2000. The impairment charge recorded in 2000 was consequently derived by writing off the net book value of specific equipment for which there was no salvage value or anticipated use within the Company. Due to overcapacity in the bleach manufacturing industry (as evidenced by the exit of other bleach manufacturers in the Northeast), the Company was subsequently unable during 2001 to utilize or otherwise sell the remaining equipment and consequently wrote off the remaining $0.7 million net book value.

Additionally, $0.8 million of goodwill impairment was recognized in 2000 relating to an acquisition made in 1996.

Note 7. Goodwill and Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," amortization of goodwill was discontinued as of January 1, 2002. All of the Company's intangible assets are subject to amortization. The Company did not record any reclassification of amounts of intangible assets into or out of the amounts previously reported as goodwill. As of June 30, 2002, the Company completed the transitional goodwill impairment test and determined that no adjustment to goodwill was necessary.

The following tables reflect the adjustments to selected consolidated financial information to present pro forma amounts which exclude amortization of goodwill:

                                                 (Amounts in thousands,
                                                 except per share amounts)

                                               For the years ended December 31,

                                                    2001                2000
                                             ------------         -------------
Net income (loss)                               $ 44,701             $(1,870)
Goodwill amortization, net of tax                  2,188               2,228
                                             ------------         -------------
Adjusted net income                             $ 46,889             $   358
                                             ============         =============

Reported basic earnings (loss) per share          $ 2.61             $ (0.12)
Goodwill amortization, net of tax                   0.13                0.14
                                             ------------         -------------
Adjusted basic earnings per share                 $ 2.74             $  0.02
                                             ============         =============

Reported diluted earnings (loss) per share        $ 2.59             $ (0.12)
Goodwill amortization, net of tax                   0.13                0.14
                                             ------------         -------------
Adjusted diluted earnings per share               $ 2.72             $  0.02
                                             ============         =============

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:


                                                   Equipment    Ultrapure     Consumer  Instrument
                                                    Business        Water        Water    Business
Dollars in thousands                                   Group        Group        Group       Group    Corporate      Total
---------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                           $ 11,920     $ 17,524     $ 20,871     $ 1,864          $ -   $ 52,179

Goodwill acquired during the year                          -            -          141           -            -        141
Sale of Aqua Cool                                           -            -      (18,865)          -            -    (18,865)
Impairment losses                                          -       (9,222)           -      (1,794)           -    (11,016)
Amortization expense                                    (595)        (767)      (1,355)        (70)           -     (2,787)
Cumulative translation adjustment/other                   35         (481)        (169)          -            -       (615)
---------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001                             11,360        7,054          623           -            -     19,037

Goodwill acquired during the year                          -          597            -           -            -        597
Cumulative translation adjustment/other                  263          (18)         321           -            -        566
---------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2002                           $ 11,623      $ 7,633        $ 944         $ -          $ -   $ 20,200
===========================================================================================================================



The Company's net intangible assets included in other assets in the Consolidated Balance Sheets consist principally of patents and trademarks. At December 31, 2002 and 2001 the gross carrying value of these intangible assets was approximately $2.8 million and $1.7 million, respectively, and the accumulated amortization was $0.7 million and $0.4 million, respectively. All of the Company's intangible assets are subject to amortization and are amortized on a straight-line basis over a period ranging up to 20 years. Amortization expense for intangible assets is estimated to be approximately $0.3 million in 2003 through 2005, $0.2 million in 2006 and $0.1 million in 2007.

Note 8. Commitments and Contingencies

Litigation
The Company and its Chief Executive Officer and Chief Financial Officer have been named as defendants in a class action lawsuit captioned Jerome Deckler v. Ionics, Inc., et al., filed in the U.S. District Court, District of Massachusetts in March 2003. Plaintiff alleges violations of the federal securities laws relating to the restatement of the Company's financial statements for the first and second quarters of 2002 announced in November 2002. The Company believes the allegations in the lawsuit are without merit and intends vigorously to defend the litigation. While the Company believes that the litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

The Company is involved in the normal course of its business in various other litigation matters, some of which are in the pre-trial discovery stages. The Company believes that none of the other pending matters will have an outcome material to the Company's financial position or results of operations or cash flows.

The Company was notified in 1992 that it is a potentially responsible party
(PRP) at a Superfund Site, Solvent Recovery Services of New England in Southington, Connecticut. Ionics' share of assessments to date for site work and administrative costs totals approximately $77,000. The United States Environmental Protection Agency ("EPA") has not yet issued a decision regarding clean-up methods and costs. However, based upon the large number of PRPs identified, the Company's small volumetric ranking (approximately 0.5%) and the identities of the larger PRPs, the Company believes that its liability in this matter will not have a material effect on the Company or its financial position, results of operations or cash flows.

In 2002, Sievers Instruments, Inc. ("Sievers"), a wholly owned subsidiary of the Company, filed a patent infringement suit in the United States District Court for the District of Colorado against Anatel Corporation and against Anatel's acquiring company, Hach Company ("Anatel"). The suit alleges that Anatel's manufacture and sale of its Model 643 organic carbon analyzer unlawfully copied and interfered with sales of Sievers' TOC 400 total organic carbon analyzer in that the Model 643 infringes certain claims of Sievers' U.S. patents No. 5,976,468 and No. 6,271,043. The suit further asserts that the continuing sale of calibration standards by Anatel constitutes infringement. The defendants have raised certain defenses, withdrawn the accused product from the market, and introduced a redesigned analyzer. Defendants have asked the Court to rule that their redesigned analyzer does not infringe, and the Court has not yet issued its decision. The case is in early stages of discovery.

Other
From time to time, the Company enters into joint ventures with respect to specific projects, including the projects in Trinidad, Kuwait and Israel described below. Each joint venture arrangement is independently negotiated based on the specific facts and circumstances of the project, the purpose of the joint venture company related to the project, as well as the rights and obligations of the other joint venture partners. Generally, the Company has structured its project joint ventures so that the Company's obligation to provide funding to the underlying project or to the joint venture entity is limited to its proportional capital contribution, which can take the form of equity or subordinated debt. Except in situations that are negotiated with a specific joint venture entity as discussed below, the Company has no other commitment to provide for the joint venture's working capital or other cash needs. In addition, the joint venture entity typically obtains third-party debt financing for a substantial portion of the project's total capital requirements. In these situations, the Company is typically not responsible for the repayment of the indebtedness incurred by the joint venture entity. In connection with certain joint venture projects, the Company may also enter into contracts for the supply and installation of the Company's equipment during the construction of the project, for the operation and maintenance of the facility once it begins operation, or both. These commercial arrangements do not require the Company to commit to any funding for working capital or any other requirements of the joint venture company. As a result, the Company's exposure with respect to its joint ventures is typically limited to its debt and equity investments in the joint venture entity, the fulfillment of any contractual obligations it has to the joint venture entity and the accounts receivable owing to the Company from the joint venture entity.

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

The Company's $10 million loan to HKES is included in notes receivable, long-term on the Company's Consolidated Balance Sheets. The loan bears interest at a rate equal to 2% above the London Interbank Offered Rate (LIBOR), with interest payable starting October 25, 2002 and every six months thereafter and at maturity. Prior to maturity, however, accrued interest payments (as well as principal payments) are payable only to the extent dividends or other distributions are paid by Desalcott on the ordinary shares of Desalcott owned by HKES and pledged to the Company. Principal repayment is due in 14 equal installments commencing on April 25, 2004 and continuing semiannually thereafter. The loan matures and is payable in full on April 25, 2011. The loan is secured by a security interest in the shares of Desalcott owned by HKES and purchased with the borrowed funds, which is subordinate to the security interest in those shares in favor of the Trinidad bank that provided the construction financing for Desalcott. In addition, any dividends or other distributions paid by Desalcott to HKES must be applied to loan payments to the Company.

In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The Company is obligated to lend up to $10 million to Desalcott as an additional source of funds for project completion costs once all bridge loan proceeds have been expended. However, the bridge loan of $79.9 million and the $20 million equity provided to Desalcott (together with the additional $10 million dollars the Company is obligated to lend to Desalcott) have not provided sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing. Included in Desalcott's obligations is approximately $30.1 million payable to the Company's Trinidad subsidiary for equipment and services purchased in connection with the construction of the facility. The Company currently intends to convert $10 million of this amount into a loan to Desalcott to satisfy the Company's loan commitment described above. The terms of this loan are currently being negotiated with Desalcott. Although the Company currently anticipates that Desalcott will pay its remaining outstanding obligations to the Company's subsidiary partially out of cash flow from the sale of water and from the proceeds from new long-term debt financing, Desalcott has disputed certain amounts payable under the construction contract, and this matter is now subject to the dispute resolution procedures of the contract. The Company does not believe resolution of these matters will have a material impact on its results of operations or cash flows. Desalcott has received proposals for new long-term debt financing, including a term sheet and a draft term loan agreement from the Trinidad bank which provided the bridge loan and is currently negotiating the terms of the financing. Such new long-term debt financing may not be completed on terms acceptable to Desalcott, or at all. Moreover, although the Trinidad bank that made the bridge loan to Desalcott has not required repayment of the bridge loan, which matured on September 1, 2002, pending completion of the long-term debt financing. There can be no assurance that the bank will not exercise its rights and foreclose on its collateral, in which event the Company's equity investment in, and receivable from, Desalcott as well as the loan receivables from HKES would all be at risk.

During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and accordingly the Company commenced recognizing revenue in accordance with American Institute of Certified Public Accountants Statement of Position No. SOP 81-1. At December 31, 2002, the Company had invested a total of $2.6 million in UDC as equity contributions and subordinated debt. The Company is committed to make additional contributions of equity or subordinated debt to UDC of $15.9 million over a two to three year period.

In 2001, the Company entered into agreements with an Israeli cooperative society and an Israeli corporation for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. In August 2002, MDL entered into a concession contract with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. At December 31, 2002, the Company had not yet made an equity investment in MDL, and had deferred costs of approximately $0.6 million relating to the design and development work on the project. The Company currently anticipates that it will invest approximately a total of $1.2 million in MDL for its 49% equity interest. MDL is currently seeking approximately $7.2 million of debt financing for the project. If MDL is unable to obtain such debt financing, the Company would expense all its deferred costs relating to the project and any investment the Company may have made in MDL, but would incur no other liability, inasmuch as no performance bond has been issued for the project.

In January 2002, the Company entered into agreements with two Israeli corporations giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). On October 28, 2002, CDL was awarded a concession agreement by the Israeli Water Desalination Agency (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. At December 31, 2002, the Company made an equity investment of $0.2 million in CDL, and had deferred costs of approximately $0.4 million relating to the engineering design and development work on the project. If CDL obtains long-term project financing, the Company's total equity investment to be made in CDL would be approximately $8.0 million. The timing of such investment will depend upon the terms of the long-term financing agreement. The terms of the concession agreement require that long-term financing be obtained by April 2003 and CDL has requested an extension to October 2003 to obtain such financing. Although the Company currently anticipates that CDL will obtain long-term financing for the project, if CDL is unable to obtain such financing, the Company would expense all its deferred costs relating to the project and any investment the Company may have made in CDL (estimated to be approximately $0.8 million by the time of the closing of the long-term financing). Additionally, the Company could incur its one-third proportionate share ($2.5 million) of liability under a $7.5 million performance bond issued on behalf of CDL.

On December 31, 2001, the Company completed the sale of its Aqua Cool Business in the United States, United Kingdom and France to affiliates of Perrier-Vittel S.A., a subsidiary of Nestle S.A. (Nestle). As a result of final purchase price adjustments based on the number of customers and working capital levels, and the resolution of certain claims made by Nestle, the Company and Nestle reached final agreement on a purchase price of approximately $207.0 million in the first quarter of 2003. As a result of such adjustments, the Company realized an additional net pre-tax gain of $8.2 million in 2002. The 2002 pre-tax gain is net of direct and incremental costs of the transaction including approximately $3.4 million of non-recurring management and employee compensation. In connection with the final resolution, the $10 million held in escrow pursuant to the divestiture agreement and approximately $2.9 million in cash from the Company were delivered to Nestle effective as of March 31, 2003.

Guarantees and Indemnifications
In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company's commitment to proceed with a project if it is the successful bidder. Performance bonds are typically issued for the benefit of the Company's customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. These instruments are not reflected on the Company's balance sheet as a liability because they will not result in a liability to the Company unless the Company fails to perform the contractual obligations which are secured by the corresponding instrument. In the past, the Company has not incurred significant liabilities or expenses as a result of the use of these instruments. Approximately $136.6 million and $77.3 million of these guarantees were outstanding at December 31, 2002 and 2001, respectively. Approximately 48% of the guarantees outstanding at December 31, 2002 are scheduled to expire in 2003. These instruments were executed with creditworthy institutions.

Under its By-laws, the Company has an obligation to indemnify its directors and officers to the extent legally permissible against liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer of the Company.

The Company has agreements to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2002, the Company's exposure on these liabilities was not material to its financial position and results of operations.

The Company provided such guarantees after considering the economics of the transaction, and the liquidity and credit risk of the other party in the transaction. The Company believes that the likelihood is remote that any such arrangement could have a significant adverse effect on its financial position, results of operation or liquidity. The Company records liabilities, as disclosed above, for such guarantees based on the Company's best estimate of probable losses which considers amounts recoverable under any recourse provisions.

Note 9. Long-Term Debt and Notes Payable

Dollars in thousands                                      2002            2001
-------------------------------------------------------------------------------
Borrowings outstanding                                $ 13,804        $ 24,383
Less installments due within one year                    4,134          14,257
-------------------------------------------------------------------------------
Long-term debt and notes payable                       $ 9,670        $ 10,126
===============================================================================

The Company maintains several foreign lines of credit. The Company's primary domestic credit facility, a $30 million line of credit with FleetBank, expired on March 26, 2003. The Company is currently negotiating a new credit line with FleetBank, which will provide for lower total borrowings in light of the Company's current cash position. The Company also maintains other international unsecured credit facilities under which the Company may borrow up to an aggregate of $8.4 million. At December 31, 2002, the Company's total outstanding borrowings, including long-term debt, under all of its existing credit facilities were $13.8 million.

The Company had no outstanding borrowings at December 31, 2002 and borrowings of $10.0 million at December 31, 2001 against its domestic lines of credit.

Maturities of borrowings outstanding for the five years ending December 31, 2003 through 2007 are approximately $4.1 million, $1.4 million, $1.4 million, $1.5 million, $1.5 million and $3.9 million thereafter, respectively.

Under foreign lines of credit, excluding those related to specific project financing, the Company had approximately $8.4 million available for borrowing at interest rates ranging from 5.4% to 9.0% at December 31, 2002. The Company had outstanding borrowings of $2.9 million and $7.7 million against these lines of credit at December 31, 2002 and 2001, respectively.

The Company has arranged lines of credit totaling $10.0 million for its controlled affiliate in Barbados to provide project financing for a desalination plant at LIBOR plus 2.0% (3.4% at December 31, 2002) for its $6.4 million line, at a fixed rate of 8.0% for its $2.7 million line and at a fixed rate of 8.75% for its $0.9 million line. These lines of credit are payable in equal quarterly installments over a ten-year period which began in 2000. The controlled affiliate had outstanding borrowings of $7.4 million and $8.3 million against these lines of credit at December 31, 2002 and 2001, respectively.

The Company utilizes other short-term bank loans to finance working capital requirements for certain business units. These loan and note agreements contain certain financial covenants relating to working capital, cash flow, capital expenditures and consolidated tangible net worth. The weighted-average interest rate on all borrowings was 6% at both December 31, 2002 and 2001.

Note 10. Income Taxes

The components of domestic and foreign income before income taxes and minority interest were as follows:

Dollars in Thousands                             2002                     2001                    2000
-------------------------------------------------------------------------------------------------------
U.S.                                            $ 633                  $ 4,269                $(16,974)
Non-U.S.                                       10,036                   81,934                  14,750
-------------------------------------------------------------------------------------------------------
Income (loss) before income tax
     expense and minority interest           $ 10,669                 $ 86,203                 $(2,224)
=======================================================================================================


Income tax (expense) benefit consisted of the following:

Dollars in Thousands                             2002                     2001                    2000
-------------------------------------------------------------------------------------------------------
Federal                                         $ (29)                 $(7,963)                $ 3,264
Foreign                                        (3,187)                 (37,246)                 (5,304)
State                                            (233)                  (2,720)                    704
-------------------------------------------------------------------------------------------------------
Current provision                              (3,449)                 (47,929)                 (1,336)
-------------------------------------------------------------------------------------------------------
Federal                                        (1,071)                    (605)                    555
Foreign                                          (156)                   6,316                   1,546
State                                            (232)                     (21)                     (9)
-------------------------------------------------------------------------------------------------------
Deferred (provision) benefit                   (1,459)                   5,690                   2,092
-------------------------------------------------------------------------------------------------------
Income tax (expense) benefit                  $(4,908)                $(42,239)                  $ 756
=======================================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2002, the tax effects of the temporary differences were:

                                                                    Deferred
                                                 Deferred                Tax
Dollars in Thousands                           Tax Assets        Liabilities
-----------------------------------------------------------------------------
Depreciation                                          $ -            $12,628
Amortization                                            -              1,670
Inventory valuation                                 1,382                  -
Bad debt reserves                                   1,384                  -
Legal                                                 970                  -
Accrued commissions                                   558                  -
Profit on sales to foreign subsidiaries               726                  -
Insurance accruals                                    580                  -
U.S. tax on unrepatriated earnings                      -             13,358
Alternative minimum tax credits                     3,370                  -
Foreign withholding taxes on
     undistributed earnings                             -              1,594
Foreign deferred taxes                              4,881              1,160
Tax effect of currency translation loss             5,111                  -
Net operating loss carryforwards                    4,209                  -
Miscellaneous                                       9,922              5,674
-----------------------------------------------------------------------------
                                                   33,093             36,084
Valuation allowance for deferred tax assets        (3,739)                 -
-----------------------------------------------------------------------------
Deferred income taxes                             $29,354            $36,084
=============================================================================

The United States statutory corporate tax rate is reconciled to the Company's effective tax rate as follows:

                                                     2002                     2001                     2000
------------------------------------------------------------------------------------------------------------
U.S. Federal statutory rate                         35.0%                    35.0%                    34.0%
Foreign sales corporation/ETI exclusion              (3.6)                    (0.7)                   (33.9)
Goodwill                                                -                      6.6                     34.3
State income taxes, net of
     federal tax benefit                              3.6                      2.1                    (20.5)
Foreign rate differential                            (8.4)                    (3.6)                   (54.0)
U.S. tax on non-permanently reinvested
     foreign earnings                                 5.2                      4.3                     61.2
Net change in valuation allowance                    10.9                      5.3                        -
Non-deductible charges                                1.4                      0.2                     13.9
Other, net                                            1.9                     (0.2)                    (1.0)
------------------------------------------------------------------------------------------------------------
Effective tax rate                                  46.0%                    49.0%                    34.0%
============================================================================================================

At December 31, 2002, the Company had unused tax loss carryforwards of $13.8 million which expire beginning in 2010. Because of the uncertainty of the realization of the tax benefits of losses incurred in certain foreign jurisdictions, the Company has established $3.7 million as a valuation allowance at December 31, 2002. $2.1 million of deferred tax benefit related to the minimum pension liability adjustment recorded in other comprehensive income has been included in other assets at December 31, 2002. Additionally, $0.7 million of current deferred tax liability has been included in income taxes payable at December 31, 2002.

The Company has elected not to provide tax on certain undistributed earnings of its foreign subsidiaries which it considers to be permanently reinvested. The cumulative amount of such unprovided taxes was approximately $9.7 million, $8.2 million and $5.1 million as of December 31, 2002, 2001 and 2000, respectively.

Note 11. Stockholders' Equity

Stock Option Plans
Under the Company's1997 Stock Incentive Plan ("1997 Plan"), incentive stock options, non-qualified stock options, and long-term performance awards may be awarded to officers and other key employees and to consultants. The 1997 Plan contains an automatic addition provision under which a number of shares equal to two percent (2%) of the Company's outstanding stock were added to the 1997 Plan at the end of each of the four fiscal year-ends following adoption of the 1997 Plan, commencing on December 31, 1997 and ending December 31, 2000. At December 31, 2002 and 2001, there were 775,323 and 637,023 shares, respectively, reserved for issuance of additional options under the 1997 Plan after giving effect to the automatic addition provision. Options granted under the 1997 Plan have a term of 10 years and vest over a five-year period, except that options become fully vested if an option holder retires after reaching age 65. Only non-qualified stock options have been granted under the 1997 Plan.

Under the Company's 1986 Stock Option Plan for Non-Employee Directors ("1986 Plan"), which has now expired, options were granted at a price not less than the fair market value of the stock at the date of grant. The options become fully exercisable after a six-month period, are exercisable only during certain "window" periods, and have a term of ten years and one day. As of December 31, 2002 and 2001, 0 and 29,000 shares, respectively, were reserved for issuance of additional options under the 1986 Plan. The 1986 Plan expired effective December 31, 2002.

On February 25, 2003 the Company adopted the 2003 Non-Employee Directors Stock Option Plan ("2003 Plan") to replace the expired 1986 Plan, subject to the approval of the stockholders at the 2003 annual meeting. Under the 2003 Plan, options will be granted at a price not less than the fair market value of the stock at the date of grant. The options become fully exercisable after a six month period and have a term of ten years. Subject to stockholder approval, a total of 200,000 shares have been reserved for issuance under the 2003 Plan.

The Company has adopted a restricted stock plan ("1994 Plan") under which shares of common stock may be granted to officers and other key employees of the Company. Restrictions on the sale of such common stock typically lapse over a five-year vesting period. No shares were granted under the 1994 Plan in 2002 or 2001. In 2000, 17,937 shares were granted under the restricted stock plan to an executive officer. The executive officer subsequently terminated his employment with the Company in 2000, and the restricted stock was forfeited pursuant to the 1994 Plan. As of December 31, 2002, a total of 280,178 shares remain reserved for issuance under the 1994 Plan.

On August 19, 1998, the Company adopted the 1998 Non-Employee Directors' Fee Plan ("Fee Plan"). The Fee Plan permits non-employee directors to elect to receive payment of their annual retainer fee in common stock instead of cash. The valuation of the common stock is based on the last reported sales price of the common stock on the New York Stock Exchange on the trading date next preceding the date of the Board meeting at which payment will be made. Annual retainer fees are paid in two equal installments during the year. A total of 83,423 shares were reserved for issuance under the Fee Plan as of December 31, 2002.

A summary of the status of the Company's stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years ending on those dates is presented below:

                                                            2002                       2001                       2000
-----------------------------------------------------------------   ------------------------   ------------------------
                                                        Weighted                   Weighted                   Weighted
                                                         Average                    Average                    Average
                                                        Exercise                   Exercise                   Exercise
Options in Thousands                         Options       Price        Options       Price        Options       Price
-----------------------------------------------------------------   ------------------------   ------------------------
Outstanding at end of prior year               2,889     $ 28.77          3,226     $ 28.38          2,734     $ 30.04
Granted                                          790       21.54             65       26.94            941       22.28
Exercised                                        (73)      22.91           (229)      21.84           (163)      16.74
Canceled                                        (103)      29.87           (173)      30.22           (286)      30.70
-----------------------------------------------------------------------------------------------------------------------
Outstanding at end of current year             3,503     $ 27.21          2,889     $ 28.77          3,226     $ 28.38
Options exercisable at year-end                2,085     $ 30.24          1,873     $ 30.88          1,835     $ 30.86

The weighted average fair value of options granted were $9.95, $11.32 and $9.65 per option during 2002, 2001 and 2000, respectively.

The following table summarizes the information about stock options outstanding at December 31, 2002:

Options in Thousands                                  Options Outstanding            Options Exercisable
--------------------------------------------------------------------------  -----------------------------

                                                  Weighted
                                                   Average       Weighted                       Weighted
                                                 Remaining        Average                        Average
Range of                           Number         Contract       Exercise          Number       Exercise
Exercise Prices               Outstanding            Years          Price     Exercisable          Price
---------------------------------------------------------------------------------------------------------
$19.75-$23.74                       1,695              7.3         $21.24             525         $20.88
$24.24-$26.50                         364              3.0          24.51             341         $24.45
$27.06-$27.88                          61              4.6          27.56              35         $27.55
$28.00-$29.88                         777              5.8          29.48             601         $29.45
$30.00-$33.81                          44              7.6          31.98              21         $32.93
$42.38-$48.18                         562              3.8          43.43             562         $43.43
---------------------------------------------------------------------------------------------------------
$19.75-$48.18                       3,503              5.9         $27.21           2,085         $30.24

Other Plans
The Company has a Section 401(k) stock savings plan under which 150,000 shares have been registered with the Securities and Exchange Commission for purchase on behalf of employees. Shares are normally acquired for the plan in the open market. Through December 31, 2002, no shares had been issued under the plan.

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

Note 12. Earnings Per Share Calculations (EPS)

Dollars and shares in thousands,
Except per share amounts               For the Year Ended 2002          For the Year Ended 2001         For the Year Ended 2000
---------------------------------------------------------------  -------------------------------   -----------------------------
                                      Net            Per Share         Net            Per Share         Net           Per Share
                                   Income    Shares     Amount      Income    Shares     Amount        Loss    Shares    Amount
                                -------------------------------  -------------------------------   -----------------------------
Basic EPS
    Income (loss) available to
    common stockholders           $ 4,792    17,541     $ 0.27    $ 44,701    17,106     $ 2.61    $ (1,870)   16,243   $ (0.12)
    Effect of dilutive stock options    -       130          -           -       140      (0.02)          -         -         -
---------------------------------------------------------------  -------------------------------   -----------------------------
Diluted EPS                       $ 4,792    17,671     $ 0.27    $ 44,701    17,246     $ 2.59    $ (1,870)   16,243   $ (0.12)
===============================================================  ===============================   =============================

The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options. The number of options that were antidilutive at December 31, 2002, 2001 and 2000 were 1,818,000, 608,750 and 1,649,000, respectively. The number of options that were antidilutive at December 31, 2000 include 175,000 shares whose dilutive effect was included as a result of the Company's net loss.

Note 13. Operating Leases

The Company leases equipment, primarily for industrial water purification and, until December 31, 2001, bottled water coolers to customers through operating leases. The original cost of this equipment was $114.7 million and $95.3 million at December 31, 2002 and 2001, respectively. The accumulated depreciation for such equipment was $51.4 million and $42.7 million at December 31, 2002 and 2001, respectively. The bottled water coolers were sold on December 31, 2001 as part of the sale of the Company's bottled water business.

At December 31, 2002, future minimum rentals receivable under noncancelable operating leases in the years 2003 through 2007 and later were approximately $32.9 million, $28.8 million, $26.4 million, $25.7 million, $23.9 million and $123.4 million, respectively.

The Company leases facilities and personal property under various operating leases. Future minimum payments due under lease arrangements are as follows:
$4.0 million in 2003, $3.7 million in 2004, $2.7 million in 2005, $1.7 million in 2006 and $3.5 million in 2007 and later. Rent expense under these leases was approximately $4.2 million, $7.0 million and $5.7 million for 2002, 2001 and 2000, respectively.

Note 14. Profit-Sharing and Pension Plans

The Company has a contributory profit-sharing plan (defined contribution plan) which covers employees of the Company who are members of the Fabricated Products Group of the Bridgeville division. The Company contributions to the defined contribution plan are made from the group's pre-tax profits, may vary from 8% to 15% of participants' compensation, and are allocated to participants' accounts in proportion to each participant's respective compensation. Company contributions were $446,000, $375,000 and $300,000 in 2002, 2001 and 2000, respectively.

The Company also has a contributory defined benefit pension plan ("Retirement Plan") for all other domestic employees. Benefits are based on years of service and the employee's average compensation. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. The plan's assets are comprised of money market funds, equity funds, short-term bonds and intermediate-term bonds. In 2002, the Board of Directors approved a "prior period update" to January 1, 1996, so that the base monthly salary for participants in the Retirement Plan at each January 1 prior to January 1, 1996 is deemed to be the same as it was on January 1, 1996.

The following table sets forth the defined benefit plan's funded status and amounts recognized in the Company's balance sheets at December 31, 2002 and 2001:


Dollars in Thousands                                                                    2002                    2001
---------------------------------------------------------------------------------------------------------------------

Change in Benefit Obligation:
   Benefit obligation as of prior year-end                                          $ 19,494                 $15,799
   Service cost                                                                        1,446                   1,285
   Interest cost                                                                       1,397                   1,206
   Assumption changes                                                                      -                    (205)
   Actuarial loss                                                                      1,868                   1,500
   Expenses paid                                                                         822                     660
   Benefits paid                                                                      (1,275)                   (751)
---------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                        $ 23,752                 $19,494
=====================================================================================================================

Change in Plan Assets:
   Fair value of plan assets as of prior year-end                                   $ 14,297                 $14,923
   Actual return on plan assets                                                         (124)                    248
   Company contributions                                                               2,890                       -
   Expenses paid                                                                        (123)                   (123)
   Benefits paid                                                                      (1,275)                   (751)
---------------------------------------------------------------------------------------------------------------------
Fair value of plan assets                                                           $ 15,665                 $14,297
=====================================================================================================================

Funded Status:
   Funded status as of year-end                                                     $ (8,087)               $ (5,197)
   Unrecognized transition asset                                                         (44)                    (97)
   Unrecognized prior service cost                                                       266                     299
   Unrecognized net actuarial loss                                                     9,773                   5,822
   Intangible asset                                                                     (267)                   (300)
   Accumulated other comprehensive loss                                               (5,782)                 (2,617)
---------------------------------------------------------------------------------------------------------------------
Accrued benefit cost                                                                $ (4,141)               $ (2,090)
=====================================================================================================================

The Company determined the defined benefit plan's funded status and amounts recognized in the Company's balance sheet and the expense of the defined benefit plan using the following assumptions: expected return on plan assets of 7.0% at December 31, 2002 and 9.0% at December 31, 2001 and 2000; rate of compensation increase of 5.0% at December 31, 2002, 2001 and 2000; and a discount rate of 6.50%, 7.00%, and 7.50% at December 31, 2002, 2001 and 2000, respectively.

Net periodic benefit cost consisted of the following:

Dollars in Thousands                                        2002                        2001                    2000
---------------------------------------------------------------------------------------------------------------------

Components of Net Periodic Benefit Cost:
   Service cost                                          $ 1,446                     $ 1,285                  $1,055
   Interest cost                                           1,397                       1,206                   1,107
   Expected return on plan assets                         (1,372)                     (1,309)                 (1,445)
   Amortization of transition asset                          (53)                        (53)                    (53)
   Amortization of prior service cost                         33                          37                      37
   Recognized net actuarial loss                             356                         141                       -
---------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                $ 1,807                     $ 1,307                   $ 701
=====================================================================================================================

The Ionics Section 401(k) Stock Savings Plan is available to substantially all U.S. employees of the Company. Employees may contribute from 1% to 12% of compensation subject to certain limits. The Company matches 50% of employee contributions allocated to the Company's common stock up to 6% of their salary. The Company recognized expense of $659,000, $725,000 and $716,000 in 2002, 2001 and 2000, respectively, under this plan.

In 1996, the Company's Board of Directors adopted a Supplemental Executive Retirement Plan for officers and key employees of the Company ("SERP"). The purpose of the SERP is to permit officers and other key employees whose base salary exceeds the maximum pay upon which retirement benefits may be accrued in any year to accrue retirement benefits on base salary in excess of that amount, equivalent to the benefits that would have been accrued under the Retirement Plan if base salary levels over that amount could be taken into account in calculating benefits under the Retirement Plan. The Company recognized expense of $98,000 and $50,000 in 2002 and 2000, respectively. No expense was recognized in 2001. The liability accrued as of December 31, 2002 and 2001 related to the plan was $505,000 and $406,000, respectively. The SERP is administered by the Compensation Committee of the Board of Directors.

The Company generally does not provide post-retirement health care benefits to its employees or any other post-retirement benefits other than those described above.

Note 15. Financial Instruments

Off-Balance-Sheet Risk
On December 31, 2002, the Company entered into a series of U.S. dollar/euro forward contracts with the intent of offsetting the foreign exchange risk associated with forecasted cash flows related to an ongoing project. Because the contracts were executed on the last day of the year, the fair market value of the contracts is zero. In future periods, the fair market value of the contracts will be recorded in either the current assets or current liabilities section of the Consolidated Balance Sheets. End of period changes in the market value of the contracts will be recorded as a component of other comprehensive income in the "Stockholders' Equity" section of the Consolidated Balance Sheets.

In 2002, the Company also entered into a foreign exchange contract to hedge the balance sheet exposure related to an intercompany loan. The fair market value of the contract, which was immaterial, was recorded in the "Other current assets" section of the Consolidated Balance Sheets. The end of period change in the fair market value of the contract which was immaterial, was recorded in income.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, investments, trade accounts receivable and notes receivable. The credit risk of cash equivalents and investments is low as the funds are primarily invested in money market investments and in Spanish Government securities. The Company's concentrations of credit risk with respect to trade accounts receivable and notes receivable is considered low. The Company's customer base is spread across many different industries and geographies, and the Company obtains guarantees or letters of credit for many of its foreign orders.

Fair Value of Financial Instruments
The carrying amounts of cash equivalents, investments, accounts payable and accrued expenses closely approximate their fair values as these items have relatively short maturities and are highly liquid. Based on market information, the carrying amounts of notes receivable and debt approximate their fair values.

Investments in Marketable Securities
Realized gains and losses from the sale of debt and equity securities during fiscal 2002 and 2001 were not significant.

Long-term investments, maturing in 2004 and 2005, which the Company intends to hold to maturity have been recorded at a net cost of $1.5 million and $2.1 million at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the Company also had short-term investments of $1.0 million and $21,000, respectively, which the Company intends to hold to maturity. The cost of these investments approximates fair value.

Note 16. Acquisitions and Divestitures

Acquisitions
In June 2002, the Company's Australian subsidiary acquired the business and assets of Rudd Brothers, an Australian wholesale and retail distributor of chemical and cleaning products, for approximately $0.6 million in cash. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. The assets acquired consist primarily of property, plant and equipment, inventory, and certain intangibles. The results of operations of Rudd Brothers have been included in the Company's statements of operations from the date of acquisition. Pro forma results of operations have not been presented, as the effect of this acquisition on the Company's consolidated results of operations was not material.

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

Divestitures
In May 2002, the Company completed its planned divestiture of its 55% equity interest in a Malaysian affiliate, which had previously been treated as "held for sale" and included in "Other current assets" at December 31, 2001. Included in the Company's first half results were revenues of $4.2 million and a $0.4 million pre-tax loss resulting from Malaysian operations. For the second quarter of 2002, revenues totaled $1.6 million and pre-tax profit amounted to $0.2 million, including a gain of approximately $0.7 million on the sale of the Company's equity interest in the Malaysian subsidiary, which is included in "Selling, general and administrative" expenses.

On December 31, 2001, the Company completed the sale of its Aqua Cool Pure Bottled Water business operations in the United States, the United Kingdom and France to affiliates of Perrier-Vittel, S.A., a subsidiary of Nestle, S.A. for approximately $220 million, of which $10 million was placed in escrow pursuant to the terms of the divestiture agreement. The Aqua Cool Business had sales of $76.2 million in 2001 and $67.2 million in 2000, losses before taxes and interest of $0.6 million in 2001 and $0.9 million in 2000. The Company's Consolidated Financial Statements and accompanying Notes reflect the operating results of the Aqua Cool Business as a continuing operation in the Consumer Water Group through December 31, 2001. The amount of the purchase price was subject to final adjustment based on the number of customers and working capital levels as defined in the divestiture agreement. Including reserves established for any purchase price adjustments and direct and incremental costs, the Company recorded a pre-tax gain on the sale amounting to $102.8 million in 2001. As a result of final purchase price adjustments based on the number of customers and working capital levels, and the resolution of certain claims made by Nestle, the Company and Nestle reached final agreement on a purchase price of approximately $207.0 million in the first quarter of 2003 and the $10 million held in escrow and approximately $2.9 million in cash from the Company were delivered to Nestle effective as of March 31, 2003. As a result of such adjustments, the Company realized an additional pre-tax gain of $8.2 million in 2002.

Note 17. Segment Information

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Since 1998, the Company has been reporting four "business group" segments corresponding to a "business group" structure put into place in the latter part of 1998. Starting in 2002, as part of the matrix organization, the lease of trailers for the production of ultrapure water is included in the results of the Ultrapure Water Group, rather than the Equipment Business Group, where such results had been included through 2001. In addition, the Company's non-consumer bleach-based chemical supply business, which through 2001 had been included in the results of the Equipment Business Group, is included in the results of the Ultrapure Water Group starting in 2002. The discussion and financial results contained in this Annual Report on Form 10-K reflect these changes for all periods presented. These segments are summarized as follows:

Equipment Business Group - The EBG engages in the following activities:

o Manufacture and sale of water purification and treatment equipment and processes from components to turnkey plants, including:

       - membrane-based equipment for seawater or brackish water desalination;
       - membrane-based equipment for surface water treatment;
       - equipment for wastewater treatment, including membrane-based equipment; brine concentrators;
       - crystallizers and evaporators (zero liquid discharge (ZLD) equipment); and traditional wastewater treatment equipment.

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

o Production of sodium hypochlorite and related chlor-alkali chemicals for industrial, municipal, commercial and other non-consumer applications (prior to 2002, this activity was part of EBG).

o Leasing of trailer-based ultrapure water equipment (prior to 2002, this activity was part of the EBG).

o    Manufacture and sale of ozone-generation equipment.

o    Regeneration of ion-exchange resin for industrial customers.

Consumer Water Group - Until December 31, 2001, the largest business group within the CWG was the Company's Aqua Cool Pure Bottled Water division, which engaged in the U.S., U.K. and France in the production of purified drinking water and water deliveries in five-gallon bottles to homes and offices. This business was sold on December 31, 2001 to subsidiaries of Perrier-Vittel, S.A. The Company retains equity ownership interests in certain joint ventures in the bottled water business in Saudi Arabia, Kuwait and Bahrain. The CWG continues to engage in the following activities:

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

Instrument Business Group - The IBG engages in the following activities:

o Manufacture and sale of laboratory and on-line instruments for the measurement of impurities in water ranging in quality from ultrapure process water to wastewater, including:

      -  total organic carbon (TOC) analyzers;
      -  on-line boron analyzers;
      - instruments for the measurement of other water-borne contaminants, including total carbon, sulfur, nitric oxide, and total oxygen demand, and;
      -  instruments for the detection of thin layers of oil on water.

Geographic Areas
Revenues are reflected in the country from which the sales are made. Long-lived assets include all long-term assets except for notes receivable. No foreign country's revenues from sales to unaffiliated customers or long-lived assets were material.

Included in the United States segment are export sales of approximately 11%, 19% and 15% for 2002, 2001 and 2000, respectively. Including these U.S. export sales, the percentages of total revenues attributable to activities outside the U.S. were 40%, 44% and 42% in 2002, 2001 and 2000, respectively.

Additional information about the Company's business segments is set forth in the following table:

Information about the Company's operations by geographic area follows:


                                                  United
Dollars in Thousands                              States       International           Total
---------------------------------------------------------------------------------------------
2002
Revenue - unaffiliated customers                $206,478           $ 116,725        $323,203
Revenue - affiliated companies                     6,263               5,905          12,168
                                           --------------------------------------------------
   Total Revenue                                 212,741             122,630         335,371
Long-lived assets                                157,979              84,836         242,815
---------------------------------------------------------------------------------------------

2001
Revenue - unaffiliated customers                $299,696           $ 145,817        $445,513
Revenue - affiliated companies                    20,826                 393          21,219
                                           --------------------------------------------------
   Total Revenue                                 320,522             146,210         466,732
Long-lived assets                                145,789              85,523         231,312
---------------------------------------------------------------------------------------------

2000
Revenue - unaffiliated customers                $303,347           $ 151,480        $454,827
Revenue - affiliated companies                    19,724                   -          19,724
                                           --------------------------------------------------
   Total Revenue                                 323,071             151,480         474,551
Long-lived assets                                188,287             127,162         315,449
---------------------------------------------------------------------------------------------

No single country outside the United States contributed more than 10% in 2002, 2001 or 2000 of the Company's total revenues.

Additional information about the Company's business segments is set forth in the following table:

                                                    Equipment    Ultrapure      Consumer  Instrument
                                                     Business        Water         Water    Business
Dollars in Thousands                                    Group        Group         Group       Group  Corporate        Total
-----------------------------------------------------------------------------------------------------------------------------
2002
Revenue - unaffiliated customers                    $ 154,378    $ 102,407      $ 38,677    $ 27,741        $ -    $ 323,203
Revenue - affiliated companies                         11,695            -            74         399          -       12,168
Inter-segment transfers                                 2,521        2,743             -       1,568     (6,832)           -
Gross profit - unaffiliated                            40,127       23,984        13,786      16,022          -       93,919
Gross profit - affiliated                                 967            -            37         199          -        1,203
Equity income (loss)                                    2,638            7           953           -       (155)       3,443
Earnings (loss) before interest, tax, minority
  interest, and gain on sale                            4,731       (2,171)       (4,375)      3,920     (1,844)         261
Interest income                                             -            -             -           -          -        3,463
Interest expense                                            -            -             -           -          -       (1,215)
Income before income taxes, minority interest
  and gain on sale                                          -            -             -           -          -        2,509
Capital employed                                      201,900      125,103        57,252      27,716     39,986      451,957
Identifiable assets                                   297,948      139,383       106,328      30,729     11,007      585,395
Investments in affiliated companies                    20,285            -         2,333           -          -       22,618
Goodwill                                               11,623        7,633           944           -          -       20,200
Other intangible assets                                 1,009          740            84         279          -        2,112
Depreciation and amortization                           8,843       12,132         1,812         971        295       24,053
Capital expenditures                                   13,382       17,250         1,294       1,037        492       33,455
=============================================================================================================================
2001
Revenue - unaffiliated customers                    $ 161,565    $ 133,605     $ 123,748    $ 26,595        $ -    $ 445,513
Revenue - affiliated companies                         20,571            -           203         445          -       21,219
Inter-segment transfers                                 2,521        2,743             -       1,568     (6,832)           -
Gross profit - unaffiliated                            34,808       26,457        49,806      13,839          -      124,910
Gross profit - affiliated                                 217            -           102         223          -          542
Equity income (loss)                                    1,441           68           (57)          -        (56)       1,396
Earnings (loss) before interest, tax, minority
  interest, and gain on sale                            4,161       (5,490)       (1,566)        942    (10,525)     (12,478)
Interest income                                             -            -             -           -          -        1,013
Interest expense                                            -            -             -           -          -       (5,166)
Loss before income taxes, minority interest
  and gain on sale                                          -            -             -           -          -      (16,631)
Capital employed                                      190,319      130,154        63,493      31,062     32,708      447,736
Identifiable assets                                   289,045      126,943        49,453      25,641    118,433      609,515
Investments in affiliated companies                    20,983            -         2,815           -          -       23,798
Goodwill                                               11,360        7,054           623           -          -       19,037
Other intangible assets                                   823           23           162         305          -        1,313
Depreciation and amortization                           8,510       12,567        13,580         997        285       35,939
Capital expenditures                                    9,612       16,135        12,094       1,015        751       39,607
=============================================================================================================================
2000
Revenue - unaffiliated customers                    $ 162,060    $ 156,396     $ 107,953    $ 28,418        $ -    $ 454,827
Revenue - affiliated companies                         18,961            -           371         392          -       19,724
Inter-segment transfers                                 6,087        3,444             -       3,088    (12,619)           -
Gross profit - unaffiliated                            32,900       32,492        41,812      15,820          -      123,024
Gross profit - affiliated                                 970            -           186         196          -        1,352
Equity income (loss)                                      976          (20)          667           -          -        1,623
Earnings (loss) before interest, tax and minority
  interest                                              5,694        6,777          (874)      2,598    (12,796)       1,399
Interest income                                             -            -             -           -          -        1,286
Interest expense                                            -            -             -           -          -       (4,909)
Loss before income taxes and minority interest              -            -             -           -          -       (2,224)
Capital employed                                      120,061      176,432       164,819      34,126    (52,621)     442,817
Identifiable assets                                   221,488      175,421       163,281      18,454    (11,141)     567,503
Investments in affiliated companies                    15,394           44         2,872           -          -       18,310
Goodwill                                               11,920       17,524        20,871       1,864          -       52,179
Other intangible assets                                   926           39           179         316                   1,460
Depreciation and amortization                           7,598       11,685        13,270       1,098        144       33,795
Capital expenditures                                      705       21,019        17,034         766      1,687       41,211
=============================================================================================================================

Note. 18. Selected Quarterly Financial Data as Restated (Unaudited)

                                                   Earnings  Earnings                                           Earnings Earnings
Dollars in Thousands                                    Per       Per Dollars in Thousands                           Per      Per
Except Per                        Gross       Net     Basic   Diluted Except Per                   Gross     Net   Basic  Diluted
Share Amounts         Revenues   Profit    Income     Share     Share Share Amounts    Revenues   Profit  Income   Share    Share
---------------------------------------------------------------------------------------------------------------------------------
2002                                                                  2001
First Quarter         $ 80,005 $ 22,790   $ 1,499    $ 0.09    $ 0.08 First Quarter    $122,962 $ 35,839 $ 2,995  $ 0.18  $ 0.18
Second Quarter          79,497   24,568     1,245      0.07      0.07 Second Quarter    113,674   34,948   4,170    0.24    0.24
Third Quarter           86,787   22,888       359      0.02      0.02 Third Quarter     118,293   33,702   4,211    0.24    0.24
Fourth Quarter          89,082   24,876     1,689      0.10      0.10 Fourth Quarter    111,803   20,963  33,325    1.91    1.90
---------------------------------------------------------------------------------------------------------------------------------
                      $335,371 $ 95,122   $ 4,792    $ 0.27    $ 0.27                  $466,732 $ 125,452$ 44,701 $ 2.61  $ 2.59
=================================================================================================================================

The Company's consolidated financial statements for the three months ended March 31, 2002 and June 30, 2002 and the six months ended June 30, 2002 were restated primarily as a result of intercompany transactions including transactions between the Company and its French subsidiary that were erroneously recorded at the subsidiary level. The restatement resulted primarily from the French subsidiary's failure to properly record intercompany adjustments necessary to correct errors on its books, which became apparent to the Company's corporate management during the preparation of the Company's consolidated financial statements for the three- and nine-month periods ended September 30, 2002. These adjustments primarily affected accounting entries related to revenues from sales of spare parts and expenses related to project cost overruns, sales support costs and severance costs. These adjustments, which increased the historical pre-tax loss at the French subsidiary in the quarters ended March 31, 2002 and June 30, 2002 and the forecast of the French subsidiary's pre-tax losses for the year ended December 31, 2002, resulted in the Company's determination that it was more likely than not that the Company would not fully realize future tax benefits associated with the French subsidiary's net operating losses. Accordingly, the Company's income tax expense and its effective annual tax rate for the three months ended June 30, 2002 were increased. In addition, the restatement reflected other adjustments that primarily consisted of corrections to various otherwise immaterial accounting errors that were identified during the preparation of the Company's consolidated financial statements for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002. The restatement did not materially impact any items on the Company's consolidated balance sheets as of March 31, 2002 and June 30, 2002. The following table presents a summary of the impact of the restatements on the Company's consolidated statements of operations for the three months ended March 31, 2002 and the three and six months ended June 30, 2002.

                                (Amounts in thousands, except per share amounts)
                                         Three months ended March 31, 2002
                                         ---------------------------------

                                         As originally
                                              reported         As restated
                                        ---------------    ----------------

Revenues                                      $ 80,341            $ 80,005
Costs and expenses                              78,336              78,691
Income from operations                           2,005               1,314
Income before income taxes
     and minority interest                       3,330               2,639
Income tax expense                               1,132                 876
Minority interest in earnings                      261                 264
Net income                                       1,937               1,499
Basic earnings per share                        $ 0.11              $ 0.09
Diluted earnings per share                      $ 0.11              $ 0.08

                                (Amounts in thousands, except per share amounts)
                                        Three months ended June 30, 2002
                                        --------------------------------

                                         As originally
                                              reported         As restated
                                         --------------    ----------------

Revenues                                      $ 79,321            $ 79,497
Costs and expenses                              77,303              78,068
Income from operations                           2,018               1,429
Income before income taxes
     and minority interest                       3,292               2,703
Income tax expense                               1,119               1,297
Minority interest in earnings                       79                 161
Net income                                       2,094               1,245
Basic earnings per share                        $ 0.12              $ 0.07
Diluted earnings per share                      $ 0.12              $ 0.07



                                         Six months ended June 30, 2002
                                         ------------------------------

                                         As originally
                                              reported         As restated
                                         --------------    ----------------

Revenues                                      $159,662           $ 159,502
Costs and expenses                             155,639             156,759
Income from operations                           4,023               2,743
Income before income taxes
     and minority interest                       6,622               5,342
Income tax expense                               2,251               2,173
Minority interest in earnings                      340                 425
Net income                                       4,031               2,744
Basic earnings per share                        $ 0.23              $ 0.16
Diluted earnings per share                      $ 0.23              $ 0.15

                              IONICS, INCORPORATED

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                           Additions         Additions
                                      Balance at          charged to            due to
                                          end of           costs and          acquired                             Balance at
                                      prior year            expenses        businesses       Deductions(a)        end of year
                                 ----------------    ----------------   ---------------   ----------------    ----------------
Allowance for doubtful
accounts receivable
and notes receivable:

Years ended:

December 31, 2002                    $ 4,769,000         $ 4,641,000               $ -        $ 2,625,000         $ 6,785,000
                                 ================    ================   ===============   ================    ================

December 31, 2001                    $ 5,250,000         $ 4,632,000               $ -        $ 5,113,000         $ 4,769,000
                                 ================    ================   ===============   ================    ================

December 31, 2000                    $ 3,620,000         $ 4,605,000          $599,000        $ 3,574,000         $ 5,250,000
                                 ================    ================   ===============   ================    ================

(a)Deductions result primarily from the write-off of accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with the Company's accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information referenced by this item with respect to directors is hereby incorporated by reference from the Company's definitive Proxy Statement for the 2003 Annual Meeting (which will be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year) under the caption "Explanation of Agenda for the Meeting - Proposal 1. Election of Directors." Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Company's definitive Proxy Statement for the 2003 Annual Meeting (which will be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year) under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." The balance of the response to this item is contained in the discussion entitled "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information referenced by this item is incorporated by reference from the Company's definitive Proxy Statement for the 2003 Annual Meeting (which will be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year) under the caption "Executive Compensation and Other Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information referenced by this item is incorporated by reference from the Company's definitive Proxy Statement for the 2003 Annual Meeting (which will be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year) under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information referenced by this item is incorporated by reference from the Company's definitive Proxy Statement for the 2003 Annual Meeting (which will be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year) under Footnote 3 to the "Summary Compensation Table," under the caption "Executive Compensation and Other Information," and under the caption "Compensation Committee Interlocks and Insider Participation."

ITEM 14. CONTROLS AND PROCEDURES

As part of the Company's continuing efforts to ensure that information required to be disclosed by the Company in its Securities and Exchange Commission filings is appropriately accumulated and disseminated to allow timely decisions regarding required disclosure, the Company has been taking various actions to strengthen its system of internal controls and disclosure controls and procedures. Such actions were also taken to enhance the processes by which the Company manages its various divisions and subsidiaries, because managing a large number of relatively small, locally managed businesses around the world presents significant challenges.

Prior to the evaluation of the Company's disclosure controls and procedures made in connection with the filing of its Quarterly Report on Form 10-Q for the periods ended September 30, 2002, the Company made changes in its internal controls and took other actions designed to enhance the Company's internal controls, which consisted of the following:

o the hiring of new personnel including, two new segment controllers in April and July of 2002, three new divisional controllers in May and September of 2002, a corporate director of accounting in July 2002, and a new consolidation accountant in September 2002, to enhance the quality of its accounting capabilities;
o the replacement of the senior operating executive at the Company's French subsidiary and the reassignment of much of the operational responsibility for that subsidiary to the Company's Italian subsidiary;
o    the implementation of a new financial consolidation software package
     (which became operational in September 2002);
o the implementation of a centralized bid and proposal review and approval process at the beginning of 2002;
o the expansion of the internal audit function through the use of outside resources beginning in March 2002;
o the formalization of certain accounting and information technology policies and procedures at various times throughout the year;
o the hiring of a Director of Project Management in October 2002 to oversee project-related procedures and to train project managers at locations to enable them to better comply with Company goals, policies and procedures; and
o the institution of procedures requiring written quarterly certifications and representations from the head of each business group and the local controller of each business location.

Since that evaluation in November 2002, the Company has made additional changes in its internal controls and taken other actions designed to enhance the Company's internal controls, which consisted of the following:

o the formation of a disclosure committee to oversee the effectiveness of the Company's disclosure controls and procedures;
o in furtherance of the centralized bid and proposal review and approval process, the establishment of formal, systematic procedures for reviewing all major commercial projects being undertaken by the Company, including monthly participation by senior management;
o the finalization of a project database to facilitate the tracking and analysis of project performance throughout the Company in December 2002;

o the hiring of a senior financial manager into a newly created position as European Controller in December 2002, who is responsible for providing financial oversight and control for the Equipment Business Group's European operations; and
o the conduct of a conference, and other educational activities, for the Company's segment and divisional controllers and corporate accounting staff, which included programs regarding, among other topics, inter-company transactions, key policies under U.S. generally accepted accounting principles (e.g., SAB 101, SOP 81-1), the Sarbanes-Oxley Act of 2002, internal controls, U.S. regulation of international transactions, and key responsibilities of the local controllers.

In connection with the audit of its financial statements for 2002, the Company was advised by its independent auditor that certain of its internal controls had deficiencies and material control weaknesses. Consequently, and with the goal of further improving the quality and timeliness of the information available to management, the Company is continuing to implement measures designed to address those deficiencies and weaknesses as follows:

o to evaluate and strengthen its financial and accounting staff and their knowledge and understanding of key policies under U.S. generally accepted accounting principles and of their responsibilities;
o to improve monitoring controls to assure the prevention or detection of material accounting errors on a timely basis;
o to reduce the time necessary to collect and report financial and operating data by improving the timing and accuracy of forecasting and emphasizing more frequent reviews of the Company's balance sheets and reconciliation of intercompany balances;
o     to continue to update its accounting policies and procedures.

In March 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's "disclosure controls and procedures." The SEC defines "disclosure controls and procedures" as a company's controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company's disclosure controls and procedures were substantially effective for these purposes as of the date of the evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

          See Index to Financial Statements and Financial Statement Schedule on page 37.

     2.   Financial Statement Schedule

          See Index to Financial Statements and Financial Statement Schedule on page 37. All other Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

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

                       3.1(d)      Amendment to Restated Articles of          *
                                   Organization filed May 8, 1998 (filed
                                   as Exhibit 3.1(a) to the Company's
                                   Quarterly Report on Form 10-Q for the
                                   quarterly period ending March 31, 1998).

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

                       10.2        1986 Stock Option Plan for Non-Employee    *
                                   Directors, as amended  through February
                                   26, 2002 (filed as Exhibit 10.2 to the
                                   Company's Annual Report on Form 10-K for the year ended December 31, 2001).

                       10.3        1997 Stock Incentive Plan, as amended      *
                                   through May 8, 2002 (filed as Exhibit
                                   10.1 to the Company's Quarterly Report
                                   on Form 10-Q for the quarter ended March
                                   31, 2002).

                       10.4        Second Amendment and Waiver to Third       *
                                   Amended and Restated Revolving Credit
                                   Agreement dated as of March 28, 2002
                                   between the Company and Fleet National
                                   Bank (filed as Exhibit 10.3 to the
                                   Company's Annual Report on Form 10-K for the year ended December 31, 2001).

                       10.4(1)     First Amendment and Waiver to Third        *
                                   Amended and Restated Revolving Credit
                                   Agreement dated as of December 21, 2001
                                   by and among the Company, Fleet National
                                   Bank (as agent and lender), Bank
                                   America, N.A., The Chase Manhattan Bank
                                   and Mellon Bank, N.A. (filed as Exhibit
                                   10.3(1) to the Company's Annual Report
                                   on Form 10-K for the year ended December
                                   31, 2001).

                       10.5        Third Amended and Restated Credit          *
                                   Agreement dated as of June 29, 2001,
                                   among the Company, Fleet National Bank
                                   (as agent and lender), Bank of America,
                                   N.A., The Chase Manhattan Bank and
                                   Mellon Bank, N.A. (filed as Exhibit 4.1
                                   to the Company's Quarterly Report on
                                   Form 10-Q for the quarterly period ended
                                   June 30, 2001).

                       10.6        Global Amendment and Affirmation           *
                                   Agreement dated as of June 29, 2001,
                                   among the Company, Fleet National Bank
                                   and certain subsidiaries of the Company
                                   (filed as Exhibit 4.2 to the Company's
                                   Quarterly Report on Form 10-Q for the
                                   quarterly period ended June 30, 2001).

                       10.7        1994 Restricted Stock Plan (filed as       *
                                   Exhibit 10.12 to the Company's Annual
                                   Report on Form 10-K dated March 30, 1995).

                       10.8        Master Agreement dated as of November      *
                                   30, 2001 by and between the Company
                                   and The Perrier Group of America, Inc.
                                   (filed as Exhibit 2.1 to the Company's
                                   Current Report on Form 8-K dated January
                                   15, 2002).

                       10.9        Form of Employee Retention Agreement       *
                                   dated February 24, 1998 between the
                                   Company and certain officers of the
                                   Company and its subsidiaries (filed as
                                   Exhibit 10.9 to the Company's Annual
                                   Report on Form 10-K dated December 31,
                                   1997).

                       10.10       Ionics, Incorporated Supplemental          *
                                   Executive Retirement Plan effective as
                                   of January 1, 1996 (filed as Exhibit
                                   10.10 to the Company's Annual Report
                                   on Form 10-K dated December 31, 1997).

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

         21.0          Subsidiaries of the Registrant.

         23.0          Consents

                       23.1        Consent of PricewaterhouseCoopers LLP

         24.0          Power of Attorney.
         -------------------------------
         *Incorporated herein by reference

     (b) Reports on Form 8-K

         One report on Form 8-K was filed by the Company with the Securities and Exchange Commission (Commission) during the three-month period ended December 31, 2002. This report, filed on November 14, 2002, reported under Item 9 the submission to the Securities and Exchange Commission of the Certifications signed by the Chief Executive Officer and by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IONICS, INCORPORATED
                              (Registrant)

                              By: /s/Arthur L. Goldstein
                                  --------------------------
                                  Arthur L. Goldstein
                                  Chairman of the Board
                                  President and Chief Executive Officer

                              Date:  March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 31, 2003           By: /s/Arthur L. Goldstein
                                    ----------------------
                                    Arthur L. Goldstein
                                    Chairman of the Board
                                    President and Chief Executive Officer
                                    (principal executive officer) and Director

Date:  March 31, 2003           By: /s/Daniel M. Kuzmak
                                    -------------------
                                    Daniel M. Kuzmak
                                    Vice President and
                                    Chief Financial Officer
                                    (principal financial officer)

Date:  March 31, 2003           By: /s/Anthony Di Paola
                                    -------------------
                                    Anthony Di Paola
                                    Vice President and Corporate Controller
                                    (principal accounting officer)

Date: March 31, 2003    By:  /s/Douglas R. Brown
                             ---------------------------
                             Douglas R. Brown, Director


Date: March 31, 2003    By:  /s/Stephen L. Brown
                             ---------------------------
                             Stephen L. Brown, Director


Date: March 31, 2003    By:  /s/Arnaud de Vitry d'Avaucourt
                             -------------------------------
                             Arnaud de Vitry d'Avaucourt, Director


Date: March 31, 2003    By:  /s/Kathleen F. Feldstein
                             ------------------------------
                             Kathleen F. Feldstein, Director


Date: March 31, 2003    By:  /s/William E. Katz
                             ------------------------------
                             William E. Katz, Director


Date: March 31, 2003    By:  /s/William K. Reilly
                             -------------------------------
                             William K. Reilly, Director


Date: March 31, 2003    By:  /s/John J. Shields
                             --------------------------------
                             John J. Shields, Director


Date: March 31, 2003    By:  /s/Daniel I. C. Wang
                             --------------------------------
                             Daniel I. C. Wang, Director


Date: March 31, 2003    By:  /s/Mark S. Wrighton
                             ---------------------------------
                             Mark S. Wrighton, Director


Date: March 31, 2003    By:  /s/Allen S. Wyett
                             ----------------------------------
                             Allen S. Wyett, Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Arthur L. Goldstein, certify that:

1.   I have reviewed this annual report on Form 10-K of Ionics, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             /s/ Arthur L. Goldstein
                                             -----------------------
                                             Arthur L. Goldstein
                                             Chairman and
                                             Chief Executive Officer
                                             March 31, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Daniel M. Kuzmak, certify that:

1.   I have reviewed this annual report on Form 10-K of Ionics, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/ Daniel M. Kuzmak
                                              --------------------
                                              Daniel M. Kuzmak
                                              Vice President, Finance and
                                              Chief Financial Officer
                                              March 31, 2003

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

                       3.1(d)      Amendment to Restated Articles of          *
                                   Organization filed May 8, 1998 (filed
                                   as Exhibit 3.1(a) to the Company's
                                   Quarterly Report on Form 10-Q for the
                                   quarterly period ending March 31, 1998).

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

                       10.2        1986 Stock Option Plan for Non-Employee    *
                                   Directors, as amended  through February
                                   26, 2002 (filed as Exhibit 10.2 to the
                                   Company's Annual Report on Form 10-K for the year ended December 31, 2001).

                       10.3        1997 Stock Incentive Plan, as amended      *
                                   through May 8, 2002 (filed as Exhibit
                                   10.1 to the Company's Quarterly Report
                                   on Form 10-Q for the quarter ended March
                                   31, 2002).

                       10.4        Second Amendment and Waiver to Third       *
                                   Amended and Restated Revolving Credit
                                   Agreement dated as of March 28, 2002
                                   between the Company and Fleet National
                                   Bank (filed as Exhibit 10.3 to the
                                   Company's Annual Report on Form 10-K for the year ended December 31, 2001).

                       10.4(1)     First Amendment and Waiver to Third        *
                                   Amended and Restated Revolving Credit
                                   Agreement dated as of December 21, 2001
                                   by and among the Company, Fleet National
                                   Bank (as agent and lender), Bank
                                   America, N.A., The Chase Manhattan Bank
                                   and Mellon Bank, N.A. (filed as Exhibit
                                   10.3(1) to the Company's Annual Report
                                   on Form 10-K for the year ended December
                                   31, 2001).

                       10.5        Third Amended and Restated Credit          *
                                   Agreement dated as of June 29, 2001,
                                   among the Company, Fleet National Bank
                                   (as agent and lender), Bank of America,
                                   N.A., The Chase Manhattan Bank and
                                   Mellon Bank, N.A. (filed as Exhibit 4.1
                                   to the Company's Quarterly Report on
                                   Form 10-Q for the quarterly period ended
                                   June 30, 2001).

                       10.6        Global Amendment and Affirmation           *
                                   Agreement dated as of June 29, 2001,
                                   among the Company, Fleet National Bank
                                   and certain subsidiaries of the Company
                                   (filed as Exhibit 4.2 to the Company's
                                   Quarterly Report on Form 10-Q for the
                                   quarterly period ended June 30, 2001).

                       10.7        1994 Restricted Stock Plan (filed as       *
                                   Exhibit 10.12 to the Company's Annual
                                   Report on Form 10-K dated March 30, 1995).

                       10.8        Master Agreement dated as of November      *
                                   30, 2001 by and between the Company
                                   and The Perrier Group of America, Inc.
                                   (filed as Exhibit 2.1 to the Company's
                                   Current Report on Form 8-K dated January
                                   15, 2002).

                       10.9        Form of Employee Retention Agreement       *
                                   dated February 24, 1998 between the
                                   Company and certain officers of the
                                   Company and its subsidiaries (filed as
                                   Exhibit 10.9 to the Company's Annual
                                   Report on Form 10-K dated December 31,
                                   1997).

                       10.10       Ionics, Incorporated Supplemental          *
                                   Executive Retirement Plan effective as
                                   of January 1, 1996 (filed as Exhibit
                                   10.10 to the Company's Annual Report
                                   on Form 10-K dated December 31, 1997).

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