Form 10-K/A
period 2002-12-31
IONICS INC
filed 2003-04-01
CIK 52466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 02549

                                   FORM 10-K/A

                          Amendment No. 1 to Form 10-K

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

                                EXPLANATORY NOTE

Ionics, Incorporated (the Company) is filing this Amendment No. 1 to Form 10-K to amend its Annual Report on Form 10-K for the year ended December 31, 2002 to correct an inadvertent typographical error in Item 14, "Controls and Procedures."

The Company hereby amends the following item:

1. Item 14 of Part III is amended so that the first three words of the last paragraph of Item 14 shall read, "In March 2003". A copy of the corrected and amended Item 14 follows:

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

In March 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's "disclosure controls and procedures." The SEC defines "disclosure controls and procedures" as a company's controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company's disclosure controls and procedures were substantially effective for these purposes as of the date of the evaluation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IONICS, INCORPORATED
                                  (Registrant)


Date: April 1, 2003           By: /s/ Stephen Korn
                                  ----------------
                                  Stephen Korn
                                  Vice President and
                                  General Counsel

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Arthur L. Goldstein, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-K of Ionics, Incorporated;

2. Based on my knowledge, this Amendment No. 1 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods in this annual report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officer and I have indicated in this Amendment No. 1 to annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   /s/Arthur L. Goldstein
                                   ----------------------
                                     Arthur L. Goldstein
                                     Chairman and
                                     Chief Executive Officer
                                     April 1, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Daniel M. Kuzmak, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-K of Ionics, Incorporated;

2. Based on my knowledge, this Amendment No. 1 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods in this annual report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officer and I have indicated in this Amendment No. 1 to annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    /s/ Daniel M. Kuzmak
                                    --------------------
                                     Daniel M. Kuzmak
                                     Vice President, Finance and
                                     Chief Financial Officer
                                     April 1, 2003