Form 10-Q
period 2003-03-31
IONICS INC
filed 2003-05-15
CIK 52466

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 1-7211

IONICS, INCORPORATED
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2068530 (IRS Employer Identification Number)

65 Grove Street Watertown, MA (Address of principal executive offices)	02472-2882 (Zip Code)

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

Yes    X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At April 30, 2003 the Company had 17,555,046 shares of Common Stock, par value $1.00 per share, outstanding.

IONICS, INCORPORATED
FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2003

INDEX

PAGE

PART I	FINANCIAL INFORMATION

Item 1. Financial Statements	2

Consolidated Statements of Operations Three Months Ended March 31, 2003 and 2002	2

Consolidated Balance Sheets March 31, 2003 and December 31, 2002	3

Consolidated Statements of Cash Flows Three Months Ended March 31, 2003 and 2002	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	22

PART II	OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 6. Exhibits and Reports on Form 8-K	24

SIGNATURES	25

CERTIFICATIONS	26

EXHIBIT INDEX	28

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IONICS, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three months ended
	March 31,
	2003	2002 (as restated)

Revenues:
Equipment Business Group	$ 32,684	$ 35,048
Ultrapure Water Group	25,249	24,745
Consumer Water Group	10,815	10,553
Instrument Business Group	7,680	6,544
Affiliated companies	11,777	3,115

	88,205	80,005

Costs and expenses:
Cost of sales of Equipment Business Group	23,463	25,597
Cost of sales of Ultrapure Water Group	18,788	18,998
Cost of sales of Consumer Water Group	7,515	6,830
Cost of sales of Instrument Business Group	3,113	2,753
Cost of sales to affiliated companies	10,217	3,037
Research and development	1,777	1,621
Selling, general and administrative	22,547	19,855

	87,420	78,691

Income from operations	785	1,314
Interest income	787	993
Interest expense	(223)	(560)
Equity (loss) income	(101)	892

Income before income taxes and minority interest expense	1,248	2,639
Income tax expense	474	876

Income before minority interest expense	774	1,763
Minority interest expense	198	264

Net income	$ 576	$ 1,499

Basic earnings per share	$ 0.03	$ 0.09

Diluted earnings per share	$ 0.03	$ 0.08

Shares used in basic earnings per share calculations	17,555	17,508

Shares used in diluted earnings per share calculations	17,562	17,776

The accompanying notes are an integral part of these consolidated financial statements

IONICS, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and par value amounts)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$ 135,525	$ 136,044
Restricted cash	--	4,250
Short-term investments	994	958
Accounts receivable, net	95,567	94,841
Notes receivable, current	4,472	6,662
Receivables from affiliated companies	24,586	23,642
Inventories:
Raw materials	21,227	19,837
Work in process	8,580	6,992
Finished goods	6,445	8,018

	36,252	34,847
Deferred income taxes	14,664	14,664
Other current assets	11,200	12,832

Total current assets	323,260	328,740
Receivables from affiliated companies, long-term	13,798	11,740
Notes receivable, long-term	25,151	24,718
Investments in affiliated companies	21,463	22,618
Property, plant and equipment:
Land	6,121	6,077
Buildings	46,613	45,782
Machinery and equipment	280,461	273,442
Other, including furniture, fixtures and vehicles	31,590	32,307

	364,785	357,608
Less accumulated depreciation	183,787	177,694

	180,998	179,914
Goodwill	20,297	20,200
Deferred income taxes, long-term	12,591	12,591
Other assets	7,860	7,492

Total assets	$ 605,418	$ 608,013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$ 3,911	$ 4,134
Accounts payable	29,493	36,039
Deferred revenue from affiliated companies	3,256	4,308
Income taxes payable	28,248	25,692
Other current liabilities	42,372	43,995

Total current liabilities	107,280	114,168
Long-term debt and notes payable	9,910	9,670
Deferred income taxes	35,913	35,337
Deferred revenue from affiliated companies	5,169	4,662
Other liabilities	7,023	6,023
Commitments and contingencies
Stockholders' equity:
Common stock, par value $1, authorized
shares: 55,000,000 at March 31, 2003 and December 31, 2002;
issued: 17,555,046 at March 31, 2003 and December 31, 2002	17,555	17,555
Additional paid-in capital	190,417	190,417
Retained earnings	247,685	247,109
Accumulated other comprehensive loss	(15,534)	(16,928)

Total stockholders' equity	440,123	438,153

Total liabilities and stockholders' equity	$ 605,418	$ 608,013

The accompanying notes are an integral part of these consolidated financial statements

IONICS, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three months ended March 31,
	2003	2002 (as restated)
Operating activities:
Net income	$ 576	$ 1,499
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	6,295	5,430
Amortization of intangibles	89	40
Increase (decrease) to provision for losses on accounts and notes receivable	414	(108)
Equity in losses (earnings) of affiliates	101	(892)
Changes in assets and liabilities:
Notes receivable	1,734	(96)
Accounts receivable	820	6,596
Receivables from affiliated companies	(2,012)	5,061
Inventories	(1,212)	(2,494)
Other current assets	1,680	(39)
Investments in affiliated companies	(32)	56
Deferred income tax assets	(61)	--
Accounts payable and accrued expenses	(7,577)	(13,975)
Customer deposits	(1,717)	1,456
Deferred revenue from affiliates	(546)	4
Income taxes payable	2,001	(15,031)
Other	(102)	(1,429)

Net cash provided by (used in) operating activities	451	(13,922)

Investing activities:
Additions to property, plant and equipment	(5,785)	(6,556)
Disposals of property, plant and equipment	118	178
Additional investments in affiliates	(75)	--
Sales (purchases) of short-term investments	202	(1,155)

Net cash used in investing activities	(5,540)	(7,533)

Financing activities:
Restricted cash	4,250	--
Principal payments on current debt	(234)	(32,082)
Proceeds from borrowings of current debt	143	19,750
Principal payments on long-term debt	(249)	(233)
Proceeds from borrowings of long-term debt	--	400
Proceeds from stock option plans	--	1,242

Net cash provided by (used in) financing activities	3,910	(10,923)

Effect of exchange rate changes on cash	660	(188)

Net change in cash and cash equivalents	(519)	(32,566)
Cash and cash equivalents at beginning of period	136,044	178,283

Cash and cash equivalents at end of period	$ 135,525	$ 145,717

The accompanying notes are an integral part of these consolidated financial statements

IONICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated quarterly financial statements of Ionics, Incorporated (the “Company”) are unaudited; however, in the opinion of the management of the Company, all adjustments have been made that are necessary for a fair statement of the consolidated financial position of the Company, the consolidated results of its operations and the consolidated cash flows for each period presented. The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year or any future period.

The accompanying financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company’s financial statements for the year ended December 31, 2002. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the Company’s December 31, 2002 audited financial statements have been omitted from these financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. These financial statements should be read in conjunction with the Company’s 2002 Annual Report as filed on Form 10-K (the “2002 Form 10-K”) with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentations with no impact on net income.

2. Restatement of Quarterly Financial Statements

The Company’s consolidated financial statements for the three months ended March 31, 2002 and June 30, 2002 and the six months ended June 30, 2002 were restated in November, 2002, primarily as a result of intercompany transactions including transactions between the Company and its French subsidiary that were erroneously recorded at the subsidiary level. The restatement resulted primarily from the French subsidiary’s failure to properly record intercompany adjustments necessary to correct errors on its books, which became apparent to the Company’s corporate management during the preparation of the Company’s consolidated financial statements for the three- and nine-month periods ended September 30, 2002. These adjustments primarily affected accounting entries related to revenues from sales of spare parts and expenses related to project cost overruns, sales support costs and severance costs. These adjustments, which increased the historical pre-tax loss at the French subsidiary in the quarters ended March 31, 2002 and June 30, 2002 and the forecast of the French subsidiary’s pre-tax losses for the year ended December 31, 2002, resulted in the Company’s determination that it was more likely than not that the Company would not fully realize future tax benefits associated with the French subsidiary’s net operating losses. Accordingly, the Company’s income tax expense and its effective annual tax rate for the three months ended June 30, 2002 were increased. In addition, the restatement reflected other adjustments that primarily consisted of corrections to various otherwise immaterial accounting errors that were identified during the preparation of the Company’s consolidated financial statements for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002. The restatement did not materially impact any items on the Company’s consolidated balance sheet as of March 31, 2002 and June 30, 2002. The following table presents a summary of the impact of the restatements on the Company’s consolidated statements of operations for the three months ended March 31, 2002:

	(Amounts in thousands, except per share amounts)
	Three months ended March 31, 2002
	As originally reported	As restated

Revenues	$80,341	$80,005
Costs and expenses	78,336	78,691
Income from operations	2,005	1,314
Income before income taxes and minority interest expense	3,330	2,639
Income tax expense	1,132	876
Minority interest expense	261	264
Net income	1,937	1,499
Basic earnings per share	$ 0.11	$ 0.09
Diluted earnings per share	$ 0.11	$ 0.08

3. Accounting for Stock-Based Compensation

The Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, for any options with an exercise price less than the fair market value of the stock at the date of grant, stock-based compensation is measured as the difference between the option exercise price and fair market value of the stock at the date of grant and is charged to operations over the expected period of benefit to the Company. For the three months ended March 31, 2003 and 2002, no stock-based compensation expense is reflected in net income.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value method of accounting for stock options and other equity instruments as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

   (Amounts in thousands, except per share amounts)

	For the three months ended
	March 31,
	2003	2002 (as restated)

Net income, as reported	$ 576	$ 1,499
Less: Stock-based employee compensation expense determined
under fair value method for all awards, net of related tax effects	(1,316)	(1,402)

Pro forma net income (loss)	$ (740)	$ 97

Earnings (loss) per basic share, as reported	$ 0.03	$0.09

Earnings (loss) per basic share, pro forma	$ (0.04)	$0.01

Earnings (loss) per diluted share, as reported	$ 0.03	$0.08

Earnings (loss) per diluted share, pro forma	$ (0.04)	$0.01

Since the options vest over several years and because additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future periods.

The fair value of each option granted during the first three months of 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Expected term (years)	6	6
Volatility	40.4%	42.2%
Risk-free interest rate (zero coupon U.S. treasury note)	3.2%	4.7%
Dividend yield	None	None

4. Commitments and Contingencies

Litigation

The Company was notified in 1992 that it is a potentially responsible party (PRP) at a Superfund Site, Solvent Recovery Services of New England in Southington, Connecticut. Ionics’ share of assessments to date for site work and administrative costs totals approximately $77,000. The United States Environmental Protection Agency (“EPA”) has not yet issued a decision regarding clean-up methods and costs. However, based upon the large number of PRPs identified, the Company’s small volumetric ranking (approximately 0.5%) and the identities of the larger PRPs, the Company believes that its liability in this matter will not have a material effect on the Company’s financial position, results of operations or cash flows.

In 2002, Sievers Instruments, Inc. (“Sievers”), a wholly owned subsidiary of the Company, filed a patent infringement suit in the United States District Court for the District of Colorado against Anatel Corporation and against Anatel’s acquiring company, Hach Company (“Anatel”). The suit alleges that Anatel’s manufacture and sale of its Model 643 organic carbon analyzer unlawfully copied and interfered with sales of Sievers’ TOC 400 total organic carbon analyzer in that the Model 643 infringes certain claims of Sievers’ U.S. patents No. 5,976,468 and No. 6,271,043. The suit further asserts that the continuing sale of calibration standards by Anatel constitutes infringement. The defendants have raised certain defenses, withdrawn the accused product from the market, and introduced a redesigned analyzer. Defendants have asked the Court to rule that their redesigned analyzer does not infringe, and the Court has not yet issued its decision.

The Company and its Chief Executive Officer and Chief Financial Officer have been named as defendants in a class action lawsuit captioned Jerome Deckler v. Ionics, Inc., et al., filed in the U.S. District Court, District of Massachusetts in March 2003. Plaintiff alleges violations of the federal securities laws relating to the restatement of the Company’s financial statements for the first and second quarters of 2002 announced in November 2002. The Company believes the allegations in the lawsuit are without merit and intends vigorously to defend the litigation. While the Company believes that the litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

The Company is involved in the normal course of its business in various other litigation matters, some of which are in the pre-trial discovery stages. The Company believes that none of the other pending matters will have an outcome material to the Company’s financial position, results of operations or cash flows.

Other

From time to time, the Company enters into joint ventures with respect to specific projects, including the projects in Trinidad, Kuwait and Israel described below. Each joint venture arrangement is independently negotiated based on the specific facts and circumstances of the project, the purpose of the joint venture company related to the project, as well as the rights and obligations of the other joint venture partners. Generally, the Company has structured its project joint ventures so that the Company’s obligation to provide funding to the underlying project or to the joint venture entity is limited to its proportional capital contribution, which can take the form of equity or subordinated debt. Except in situations that are negotiated with a specific joint venture entity as discussed below, the Company has no other commitment to provide for the joint venture’s working capital or other cash needs. In addition, the joint venture entity typically obtains third-party debt financing for a substantial portion of the project’s total capital requirements. In these situations, the Company is typically not responsible for the repayment of the indebtedness incurred by the joint venture entity. In connection with certain joint venture projects, the Company may also enter into contracts for the supply and installation of the Company’s equipment during the construction of the project, for the operation and maintenance of the facility once it begins operation, or both. These commercial arrangements do not require the Company to commit to any funding for working capital or any other requirements of the joint venture company. As a result, the Company’s exposure with respect to its joint ventures is typically limited to its debt and equity investments in the joint venture entity, the fulfillment of any contractual obligations it has to the joint venture entity and the accounts receivable owing to the Company from the joint venture entity.

In the second quarter of 2002, construction was completed on the first four (out of five) phases of the Trinidad desalination facility owned by Desalination Company of Trinidad and Tobago Ltd. (“Desalcott”), in which the Company has a 40% equity interest, and the facility commenced water deliveries to its customer, the Water and Sewerage Authority of Trinidad and Tobago. In 2000, the Company acquired 200 ordinary shares of Desalcott for $10 million and loaned $10 million to Hafeez Karamath Engineering Services Ltd. (“HKES”), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire an additional 200 ordinary shares of Desalcott. Prior to those investments, HKES owned 100 ordinary shares of Desalcott. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott.

The Company’s $10 million loan to HKES is included in notes receivable, long-term on the Company’s Consolidated Balance Sheets. The loan bears interest at a rate equal to 2% above the London Interbank Offered Rate (LIBOR), with interest payable starting October 25, 2002 and every six months thereafter and at maturity. Prior to maturity, however, accrued interest payments (as well as principal payments) are payable only to the extent dividends or other distributions are paid by Desalcott on the ordinary shares of Desalcott owned by HKES and pledged to the Company. Principal repayment is due in 14 equal installments commencing on April 25, 2004 and continuing semiannually thereafter. The loan matures and is payable in full on April 25, 2011. The loan is secured by a security interest in the shares of Desalcott owned by HKES and purchased with the borrowed funds, which is subordinate to the security interest in those shares in favor of the Trinidad bank that provided the construction financing for Desalcott. In addition, any dividends or other distributions paid by Desalcott to HKES must be applied to loan payments to the Company.

In 2000, Desalcott entered into a “bridge loan” agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The Company is obligated to lend up to $10 million to Desalcott as an additional source of funds for project completion costs once all bridge loan proceeds have been expended. However, the bridge loan of $79.9 million and the $20 million equity provided to Desalcott (together with the additional $10 million dollars the Company is obligated to lend to Desalcott) have not provided sufficient funds to pay all of Desalcott’s obligations in completing construction and commissioning of the project prior to receipt of long-term financing. Included in Desalcott’s obligations is approximately $30.1 million payable to the Company’s Trinidad subsidiary for equipment and services purchased in connection with the construction of the facility. The Company currently intends to convert $10 million of this amount into a loan to Desalcott to satisfy the Company’s loan commitment described above. The terms of this loan are currently being negotiated with Desalcott. Although the Company currently anticipates that Desalcott will pay its remaining outstanding obligations to the Company’s subsidiary partially out of cash flow from the sale of water and from the proceeds from new long-term debt financing, Desalcott has disputed certain amounts payable under the construction contract, and this matter is now subject to the dispute resolution procedures of the contract. The Company does not believe resolution of these matters will have a material impact on its results of operations or cash flows. Desalcott has received proposals for new long-term debt financing, including a term sheet and a draft term loan agreement from the Trinidad bank which provided the bridge loan and is currently negotiating the terms of the financing. Such new long-term debt financing may not be completed on terms acceptable to Desalcott, or at all. Moreover, although the Trinidad bank that made the bridge loan to Desalcott has not required repayment of the bridge loan, which matured on September 1, 2002, pending completion of the long-term debt financing, there can be no assurance that the bank will not exercise its rights and foreclose on its collateral, in which event the Company’s equity investment in, and receivable from, Desalcott as well as the loan receivables from HKES would all be at risk.

During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. (“UDC”), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002 UDC entered into agreements for the long-term financing of the project. At March 31, 2003, the Company had invested a total of $4.6 million in UDC as equity contributions and subordinated debt. The Company is committed to make additional contributions of equity or subordinated debt to UDC of approximately $14.0 million over the next two years.

In 2001, the Company entered into agreements with an Israeli cooperative society and an Israeli corporation for the establishment of Magan Desalination Ltd. (“MDL”) as an Israeli project company in which the Company has a 49% equity interest. In August 2002, MDL entered into a concession contract with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. At March 31, 2003, the Company had not yet made an equity investment in MDL, and had deferred costs of approximately $0.6 million relating to the design and development work on the project. The Company currently anticipates that it will invest approximately a total of $1.2 million in MDL for its 49% equity interest. MDL is currently seeking approximately $7.2 million of debt financing for the project and is in the process of negotiating a loan agreement with an Israeli bank. If MDL is unable to obtain such debt financing, the Company would expense all its deferred costs relating to the project and any investment the Company may have made in MDL, but would incur no other liability, inasmuch as no performance bond has been issued for the project.

In January 2002, the Company entered into agreements with two Israeli corporations giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. (“CDL”). On October 28, 2002, CDL was awarded a concession agreement by the Israeli Water Desalination Agency (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. At March 31, 2003, the Company made an equity investment of $0.2 million in CDL, and had deferred costs of approximately $0.6 million relating to the engineering design and development work on the project. If CDL obtains long-term project financing, the Company’s total equity investment to be made in CDL would be approximately $8.0 million. The timing of such investment will depend upon the terms of the long-term financing agreement. The terms of the concession agreement originally required that long-term financing be obtained by April 2003. CDL has been granted an extension to June 15, 2003 and has requested a further extension to obtain such financing. Although the Company currently anticipates that CDL will obtain long-term financing for the project, if CDL is unable to obtain such financing, the Company would expense all its deferred costs relating to the project and any investment the Company may have made in CDL (estimated to be approximately $0.8 million by the time of the closing of the long-term financing). Additionally, the Company could incur its one-third proportionate share ($2.5 million) of liability under a $7.5 million performance bond issued on behalf of CDL.

On December 31, 2001, the Company completed the sale of its Aqua Cool Business in the United States, United Kingdom and France to affiliates of Perrier-Vittel S.A., a subsidiary of Nestle S.A. (Nestle). As a result of final purchase price adjustments based on the number of customers and working capital levels, and the resolution of certain claims made by Nestle, the Company and Nestle reached final agreement on a purchase price of approximately $207.0 million in the first quarter of 2003. As a result of such adjustments, the Company realized an additional net pre-tax gain of $8.2 million in 2002. The 2002 pre-tax gain is net of direct and incremental costs of the transaction including approximately $3.4 million of non-recurring management and employee compensation. In connection with the final resolution, the $10 million held in escrow pursuant to the divestiture agreement and approximately $2.9 million in cash from the Company were transferred to Nestle on March 31, 2003.

Guarantees and Indemnifications

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees became applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified as of December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements. The following is a summary of the Company’s agreements that have determined to be within the scope of FIN 45.

Under its By-laws, the Company has an obligation to indemnify its directors and officers to the extent legally permissible against liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer of the Company. The Company has obtained director and officer liability insurance policies that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of this insurance policy coverage, the estimated fair value of this indemnification is not material. This obligation to indemnify its directors and officers is grandfathered under the provisions of FIN 45 as it existed prior to December 31, 2002. Accordingly, the Company has not recorded any liabilities for these obligations as of March 31, 2003.

In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company’s commitment to proceed with a project if it is the successful bidder. Performance bonds are typically issued for the benefit of the Company’s customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. In the past, the Company has not incurred significant liabilities or expenses as a result of the use of these instruments. Approximately $123.7 million of these instruments were outstanding at March 31, 2003. Based on the Company’s experience with respect to letters of credit, bid bonds and performance bonds, the Company believes the estimated fair value of the instruments entered into during the first quarter of 2003 is not material. Accordingly, the Company has not recorded any liabilities for these instruments as of March 31, 2003.

As part of past acquisitions and divestitures of businesses or assets, the Company made a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. The Company only provides such warranties or indemnifications after considering the economics of the transaction and the liquidity and credit risk of the other party in the transaction. Typically certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but others may survive indefinitely. The warranty and indemnification obligations noted above were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. In addition, the Company has not made any similar warranty or indemnification obligations during the first quarter of 2003. Accordingly, the Company has not recorded any liabilities for these obligations as of March 31, 2003.

Warranty Obligations

The Company’s products generally include warranty obligations and the related estimated costs are included in cost of sales when revenue is recognized. While the Company engages in extensive product quality programs and processes, the Company’s estimated costs to satisfy its warranty obligations are based upon historical product failure rates and the costs incurred in correcting such product failures. If actual product failure rates or the costs associated with fixing such product failures differ from historical rates, adjustments to the warranty obligations may be required in the period in which determined. The changes in accrued warranty obligations for the three months ended March 31, 2003 are as follows:

(Amounts in thousands)
For the three months ended
March 31,
2003
Balance at December 31, 2002	$ 625
Accruals for warranties issued during the period	315
Accruals related to pre-existing warranties	135
Settlements made (in cash or in kind) during the period	(256)

Balance at March 31, 2003	$ 819

5. Earnings Per Share (EPS) Calculations

	(Amounts in thousands, except per share amounts)
	For the three months ended March 31,
	2003			2002 (as restated)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS
Income available to
common stockholders	$576	17,555	$0.03	$1,499	17,508	$0.09
Effect of dilutive
stock options	--	7	--	--	268	(0.01)

Diluted EPS	$576	17,562	$0.03	$1,499	17,776	$0.08

The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options. The number of options that were antidilutive at March 31, 2003 and 2002 was 3,245,167 and 604,250, respectively.

6. Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income and its components. The table below sets forth “comprehensive income (loss)” as defined by SFAS No. 130 for the three-month periods ended March 31, 2003 and 2002.

	(Amounts in thousands)
	Three months ended
	March 31,
	2003	2002 (as restated)

Net income	$ 576	$ 1,499
Other comprehensive income,
net of tax:
Change in value of foreign exchange
contracts designated as cash flow hedges	352	--
Translation adjustments	1,042	(2,580)

Comprehensive income (loss)	$1,970	$(1,081)

7. Segment Information

The Company has four reportable segments corresponding to a “business group” structure. The following table summarizes the Company’s operations by the four business group segments and “Corporate.” Corporate includes legal and research and development expenses not allocated to the business groups, certain corporate administrative and insurance costs, foreign exchange gains and losses on corporate assets, as well as the elimination of intersegment transfers.

	For the three months ended March 31, 2003
	Equipment Business Group	Ultrapure Water Group	Consumer Water Group	Instrument Business Group	Corporate	Total

(Amounts in thousands)
Revenue - unaffiliated	$ 32,684	$ 25,249	$ 10,815	$ 7,680	$ --	$ 76,428
Revenue - affiliated	11,728	--	16	33	--	11,777
Inter-segment transfers	1,985	389	4	435	(2,813)	--
Gross profit - unaffiliated	9,221	6,461	3,300	4,567	--	23,549
Gross profit - affiliated	1,536	--	8	16	--	1,560
Equity income (loss)	(78)	--	181	--	(204)	(101)
Earnings (loss) before interest,
tax and minority interest	1,890	366	(346)	1,277	(2,503)	684
Interest income	787
Interest expense	(223)
Income before income taxes and
minority interest	1,248
Identifiable assets	289,585	137,414	106,172	32,249	18,535	583,955
Goodwill	11,689	7,664	944	--	--	20,297
Other intangible assets	936	697	74	319	99	2,125

	For the three months ended March 31, 2002 (as restated)
	Equipment Business Group	Ultrapure Water Group	Consumer Water Group	Instrument Business Group	Corporate	Total

(Amounts in thousands)
Revenue - unaffiliated	$ 35,048	$ 24,745	$ 10,553	$ 6,544	$ --	$ 76,890
Revenue - affiliated	3,054	--	--	61	--	3,115
Inter-segment transfers	1,894	148	--	477	(2,519)	--
Gross profit - unaffiliated	9,451	5,747	3,723	3,791	--	22,712
Gross profit - affiliated	60	--	--	18	--	78
Equity income (loss)	656	(2)	238	--	--	892
Earnings (loss) before interest,
tax and minority interest	1,745	(1,358)	(1,433)	777	2,475	2,206
Interest income	993
Interest expense	(560)
Income before income taxes and
minority interest	2,639
Identifiable assets	280,125	136,740	48,016	27,612	76,780	569,273
Goodwill	11,008	6,739	1,519	--	--	19,266
Other intangible assets	114	22	151	284	--	571

8. Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of SFAS No. 148 are to be applied to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have an impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). This interpretation addresses the consolidation of certain variable interest entities (VIEs) for which a controlling financial interest exists. FIN 46 applies immediately to financial interests obtained in VIEs after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a financial interest was obtained before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has a financial interest in certain entities that may be considered VIEs under FIN 46. The Company is currently evaluating the impact of FIN 46 on its Investments in Affiliated Companies and if the Company determines that it has a controlling financial interest in any of these entities, consolidation may be required. The ultimate effect of adopting FIN 46 on the Company’s financial position or results of operations has not yet been determined.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements to provide for more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The ultimate effect of adopting SFAS No. 149 on the Company’s financial position or results of operations has not yet been determined.

9. Goodwill and Intangible Assets

The Company’s intangible assets are included in other assets in the Consolidated Balance Sheets and consist principally of patents and trademarks. At March 31, 2003 and 2002 the gross carrying value of these intangible assets was approximately $2.9 million and $2.0 million, respectively, and the accumulated amortization was $0.8 million and $0.5 million, respectively. The Company’s intangible assets are amortized on a straight-line basis over a period ranging up to 20 years. Amortization expense for intangible assets is estimated to be approximately $0.3 million in 2003 through 2005, $0.2 million in 2006 and $0.1 million in 2007. The change in the goodwill balance from December 31, 2002 to March 31, 2003 is principally due to foreign currency translation adjustments.

10. Derivative Financial Instruments and Hedging Activity

On December 31, 2002, the Company entered into a series of U.S. dollar/euro forward foreign exchange contracts with the intent of offsetting the foreign exchange risk associated with the forecasted revenues related to an ongoing project. At March 31, 2003, the notional amount of outstanding forward foreign exchange contracts to exchange U.S. dollars for euros, which were designated as forecasted cash flow hedging instruments, was $11.3 million. The fair values of the forward contracts, based upon dealer quotations, are recorded as components of other current assets or other current liabilities, depending upon the amount of the valuation. At March 31, 2003 the fair value of these forward contracts of $0.4 million was recorded as a component of other current assets. The net unrealized gain of $0.4 million on the forward contracts that qualified as cash-flow hedging instruments was included in accumulated other comprehensive income. The Company expects these instruments to affect earnings over the next twenty-four months. As these instruments have been effective through March 31, 2003, no gains or losses have been recorded as components of other income and expense.

As of March 31, 2003, the Company has also entered into U.S. dollar/Taiwan dollar foreign forward exchange contracts to hedge the balance sheet exposure related to an intercompany loan. At March 31, 2003, the notional amount of outstanding forward contracts to exchange Taiwan dollars for U.S. dollars, which were designated as fair value hedging instruments, was $1.5 million. The fair values of these forward contracts, based upon dealer quotations, are recorded as components of other current assets or current liabilities, depending on the amount of the valuation. At March 31, 2003, the fair value of these hedging instruments, which was immaterial, was recorded as a component of other current assets. The net unrealized gain on the instruments, which was immaterial, was recorded in income.

At March 31, 2002, the Company’s Italian subsidiary had outstanding U.S.dollar/euro options contracts with a notional amount of $10.5 million. The contracts were not entered into for trading purposes. In accordance with the restrictions set forth in SFAS No. 133, the contracts did not qualify for hedge accounting treatment. The fair value of the contracts was recorded as a liability of $1.4 million as a component of other current liabilities in the Consolidated Balance Sheet at March 31, 2002. These options contracts were closed in May 2002.

11. Subsequent Event

In April 2003, the Company reinstated and amended its domestic unsecured working capital credit facility with Fleet Bank. The terms of the facility, which expires on April 30, 2004, are substantially the same as that of the expired facility, except that at the request of the Company the maximum borrowings under the facility were reduced from $30.0 million to $15.0 million. Loans against the facility bear interest at the prime rate or LIBOR plus 1.25%, at the discretion of the Company. The facility includes certain financial covenants relating to liquidity levels, capital expenditures and consolidated tangible net worth.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002, which has been filed with the Securities and Exchange Commission. The Company continues to have the same critical accounting policies and estimates as described in the Annual Report on Form 10-K for the year ended December 31, 2002. The following discussion and analysis describes material changes in the Company’s financial condition since December 31, 2002. The analysis of results of operations compares the three month period ended March 31, 2003 with the comparable period of the prior fiscal year.

Overview

The Company is a leading water purification company engaged worldwide in the supply of water and related activities and the supply of water treatment equipment through the use of proprietary separations technologies and systems. The Company’s products and services are used by the Company or its customers to desalt brackish water and seawater, recycle and reclaim process water and wastewater, to treat water in the home, to manufacture and supply water treatment chemicals and ultrapure water, to process food products, and to measure levels of waterborne contaminants and pollutants. The Company’s customers include industrial companies, consumers, municipalities and other governmental entities and utilities. The following discussion and analysis of financial condition and results of operations refers to the activities of the Company’s four business groups, which comprise the Company’s reportable operating segments. These groups are the Equipment Business Group (EBG), Ultrapure Water Group (UWG), Consumer Water Group (CWG) and Instrument Business Group (IBG). Within the existing business group structure, the Company has instituted a matrix-type organization which became effective at the beginning of 2002. Within each business group, the Company has begun to focus on “centers of excellence,” which represent the application of treatment or separation technologies contained in The Ionics Toolbox® to solve certain application problems. The Company utilizes its water treatment and liquids separation expertise by employing its own proprietary products and other commodity products in the best integrated combination to solve customers’ application problems. These centers of excellence include desalination, reuse, surface water, microelectronics, pharmaceuticals and instruments, among others, and each represents a range of technology solutions to solve a related applications problem.

The EBG segment provides products and services for seawater and brackish water desalination, water reuse and recycle, surface water treatment, and zero liquid discharge. Significant factors influencing the desalination market include worldwide water shortages, the need for better quality water in many parts of the world, and the reduced cost of operating modern desalination facilities. These factors have driven a trend toward larger plants, and toward the purchase of water supply and operating and maintenance contracts. Trends impacting the water reuse and recycle market are similar, with membrane technology becoming proven in reuse and recycling applications. The surface water market has been influenced primarily by regulatory pressures to reduce contaminants in water supplies. The use of membrane technology is also becoming more accepted in surface water applications. The zero liquid discharge market, which consists of equipment and services for the minimization of liquid waste through such techniques as evaporation, concentration and crystallization, has been influenced by regulatory pressures on utilities to eliminate discharge of process water. The Company believes that it is positioned to be able to compete successfully in these applications, although it frequently faces substantially larger competitors.

The UWG segment provides equipment and services for the microelectronics, power, pharmaceutical, and other industries, where high quality ultrapure (i.e. very highly purified) water is required for use in production processes, and is critical to ultimate product quality and yield. The UWG segment has historically been heavily reliant upon the microelectronics industry, and the continued softness in that industry has adversely impacted both revenue and profitability. The UWG segment has been pursuing applications in other markets, such as power, pharmaceuticals and flat panel display, to lessen its reliance upon the microelectronics market. The UWG segment has recently begun to engage in water reuse projects for industrial applications.

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

The EBG and UWG segments have historically supplied equipment and related membranes. Starting in the mid-1980‘s, these groups also began to own and operate facilities that sell desalted or otherwise treated water directly to customers under water supply agreements. The revenues and cost of sales associated with equipment sales are recorded in the revenue and cost of sales lines on the Company’s Consolidated Statement of Operations in the periods in which the revenues are realized. Equipment contracts are generally accounted for under the percentage completion accounting method, and the period of time over which costs are incurred and revenues are realized may vary between six months and two years, depending on the nature and amount of equipment being supplied. For water supply agreements, with respect to smaller projects, of which the Company is the sole owner, the initial cost of the equipment becomes part of the Company’s depreciable fixed asset base, and the revenues and cost of sales recorded by the Company are those that are associated with the supply of water under the water supply agreement. These contracts typically vary in length between 5 and 15 years.

In the EBG segment, which more recently has begun to pursue large-scale, long-term water treatment projects, the Company has been utilizing a business model for participating in such projects typically through joint venture project companies in which the Company will hold a minority ownership interest. Such project companies are formed to own and operate larger scale desalination, reuse, or other projects in which the Company may participate in several ways, including: having an ownership interest (typically a minority interest) in the project company; selling the desalination, reuse, or other treatment system to the project company; and providing operating and maintenance services to the project company once the project facility commences operations. These projects often exceed $100 million in total cost and may involve multiple equity participants in the project company. The Company’s participation in major projects through a minority interest in a project company structure mitigates the risks of engaging in such activities, and also provides the Company with potential long-term equity income from such investments, because these project companies typically enter into long-term concession agreements with the customer entity.

Restatement of Quarterly Financial Statements

The Company’s consolidated financial statements for the three months ended March 31, 2002 have been restated primarily as a result of intercompany transactions, including transactions between the Company and its French subsidiary that were erroneously recorded at the subsidiary level. See Note 2 to Notes to Consolidated Financial Statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2003 with the Three Months Ended March 31, 2002

The Company reported consolidated revenues of $88.2 million and net income of $0.6 million for the first quarter of 2003, compared to consolidated revenues of $80.0 million and net income of $1.5 million for the first quarter of 2002. Results for the first quarter of 2002 included the results of the Company’s majority-owned Malaysian subsidiary, Ionics Enersave (“Enersave”), which was divested in May 2002.

Revenues

Total Company revenues of $88.2 million for the first quarter of 2003 increased $8.2 million or 10.2% from revenues of $80.0 million for the first quarter of 2002. Revenues during the first quarter of 2002 included $2.6 million of revenues from the Company’s majority-owned Malaysian subsidiary, Enersave, which was divested in May 2002.

EBG revenues of $32.7 million in the first quarter of 2003 decreased $2.4 million, or 6.7%, compared to revenues of $35.0 million in the first quarter of 2002. The decrease in revenues was primarily attributable to reduced revenues from the Zero Liquid Discharge (“ZLD”) business, partially as a result of the Company’s business strategy to not pursue the civil construction scope on ZLD projects. This decrease was partially offset by new sales of capital equipment to several domestic municipalities for surface water applications.

UWG revenues of $25.2 million for the first quarter of 2003 increased $0.5 million, or 2.0%, compared to revenues of $24.7 million for the first quarter of 2002. Included in UWG’s revenues for the first quarter of 2002 were $2.6 million in revenue associated with Enersave, which was divested in May 2002. The increase in revenues related primarily to the continued growth in UWG’s operations in Asia and Australia.

CWG revenues of $10.8 million for the first quarter of 2003 increased $0.3 million, or 2.5%, compared to revenues of $10.6 million for the first quarter of 2002. Revenue associated with CWG’s automobile windshield wash solution increased as a result of a severe winter in the Northeast, and consumer chemical product revenues also increased due to the addition of several new customers. The increase in sales of consumer chemical products offset lower demand for home water treatment equipment as a result of the general downturn in the domestic economy.

IBG revenues of $7.7 million in the first quarter of 2003 increased $1.1 million, or 17.4%, compared to revenues of $6.5 million in the first quarter of 2002. The increase in revenues primarily resulted from increased sales volume to the pharmaceutical industry driven by regulatory requirements in that industry, as well as continued growth in sales of the Company’s after-market products.

Revenues from sales to affiliated companies of $11.8 million in the first quarter of 2003 increased $8.7 million compared to revenues from sales to affiliated companies of $3.1 million in the first quarter of 2002. The increase in revenues from affiliated companies primarily resulted from the sale of capital equipment to the Company’s Kuwait joint venture company, Utility Development Company WLL (“UDC”), for the Kuwait wastewater treatment project.

The Company has entered into a number of large contracts, which are generally categorized as either “equipment sale” contracts or “build, own and operate” (BOO) contracts. The Company believes that the remaining duration on its existing sale of equipment contracts ranges from less than one year to three years and the remaining duration on its existing BOO contracts ranges from one year to 25 years. The time to completion of any of these contracts, however, is subject to a number of variables, including the nature and provisions of the contract and the industry being served. Historically, as contracts are completed, the Company has entered into new contracts with the same or other customers. In the past, the completion of any one particular contract has not had a material effect on the Company’s business, results of operations or cash flows.

Cost of Sales

The Company’s total cost of sales as a percentage of revenue was 71.5% in both the first quarter of 2003 and the first quarter of 2002, and the resulting gross margin was 28.5% in both periods. Cost of sales as a percentage of revenue decreased in the first quarter of 2003 compared to the first quarter of 2002 for EBG, UWG, and IBG segments and increased in the CWG segment.

EBG’s cost of sales as a percentage of revenue decreased to 71.8% in the first quarter of 2003 from 73.0% in the first quarter of 2002. The decrease in cost of sales as a percentage of revenue in the first quarter of 2003 compared to the comparable period of 2002 related to the elimination of losses incurred at the Company’s French subsidiary, as well as improved performance by domestic operations due to increased volume levels associated with the several domestic surface water projects.

UWG’s cost of sales as a percentage of revenue decreased to 74.4% in the first quarter of 2003 from 76.8% in the first quarter of 2002. The decrease in cost of sales as a percentage of revenue partially reflects the change in product mix to higher margin industrial chemical supply and the elimination of costs associated with Enersave, the Company’s Malaysian subsidiary, which was divested in May 2002.

CWG’s cost of sales as a percentage of revenue increased to 69.5% in the first quarter of 2003 from 64.7% in the first quarter of 2002. The increase in the first quarter of 2003 cost of sales as a percentage of revenue compared to the comparable percentage for the first quarter of 2002 was primarily attributable to lower margin levels in consumer chemical product lines. The Elite Consumer products line continues to face pricing pressure due to increased competition in the local domestic markets.

IBG’s cost of sales as a percentage of revenue decreased to 40.5% in the first quarter of 2003 from 42.1% in the first quarter of 2002, primarily as a result of a shift in product mix to higher margin pharmaceutical industry software revenue and improved operating efficiencies in the after-market business.

Cost of sales to affiliated companies as a percentage of revenue decreased to 86.8% in the first quarter of 2003 from 97.5% in the first quarter of 2002. The decrease in 2003 was primarily due to lower revenues from sales to Desalination Company of Trinidad and Tobago Limited (“Desalcott”). For accounting purposes, all intercompany profit on sales to Desalcott has been deferred. The decrease in the percentage was also due to the increase in equipment sales to UDC, in connection with which the Company defers intercompany profit equal to its 25% equity ownership in UDC.

Operating Expenses

Research and development expenses of $1.8 million increased by $0.2 million during the first quarter of 2003 compared to the first quarter of 2002. The Company currently expects to continue to invest in new products and technologies at approximately the same level as in prior quarters.

Selling, general and administrative expenses increased $2.7 million to $22.5 million in the first quarter of 2003 from $19.9 million in the first quarter of 2002. The increase in selling, general and administrative expenses in the first quarter of 2003 compared to the first quarter of 2002 is primarily attributable to post-retirement obligations of approximately $0.9 million incurred in connection with the announced retirement of the Company’s Chief Executive Officer, increased pension costs due to amendments to the Company’s retirement plans and changes in plan assumptions, as well as increased professional services fees.

Interest Income and Interest Expense

Interest income totaled $0.8 million in the first quarter of 2003 compared to $1.0 million in 2002. Interest expense was $0.2 million in the first quarter of 2003 and $0.6 million in the first quarter of 2002.

Equity (Loss) Income

The Company’s proportionate share of the earnings and losses of affiliated companies in which it holds a minority equity interest is included in equity income.

The Company’s equity income is derived primarily from its 20% equity interest in a Mexican joint venture company which owns two water treatment plants in Mexico, its 40% equity interest in Desalcott, its 43% equity interest in Toray Membrane America Inc., (“TMA”), which manufactures and distributes certain types of membranes, its equity interests in several joint ventures in the Middle East which engage in bottled water distribution, and to a lesser extent from its other equity investments in affiliated companies. Equity losses in affiliated companies amounted to $0.1 million in the first quarter of 2003 compared to equity income in the first quarter of 2002 of $0.9 million. The decrease in equity income of $1.0 million in the first quarter of 2003 compared to the first quarter of 2002 reflected increased losses recorded in the first quarter of 2003 relating to the Company’s investment in Desalcott as a result of higher interest charges and lower production volumes, lower earnings of the Mexican joint venture company as compared to a higher than the usual level of earnings in the first quarter of 2002, and losses incurred by TMA due to lower membrane sales volume.

Income Taxes

The Company’s effective tax rate for the first quarter of 2003 was 38.0% compared to 33.2% in the first quarter of 2002. The Company’s 2003 and 2002 tax rates were primarily affected by the geographic mix of income earned in various jurisdictions throughout the world.

Net Income

Net income amounted to $0.6 million in the first quarter of 2003 compared to $1.5 million for the first quarter of 2002.

Financial Condition

Net working capital increased $1.4 million during the first quarter of 2003 to $216.0 million and the Company’s current ratio increased to 3.0 during the first quarter of 2003 from 2.9 at the end of 2002.

At March 31, 2003, the Company had total assets of $605.4 million, compared to total assets of $608.0 million at December 31, 2002. Cash, cash equivalents and restricted cash decreased $4.8 million during the first quarter of 2003, primarily reflecting payments of current accounts payable. At December 31, 2002, the Company had $4.3 million in restricted cash reflecting advance payments for work to be performed on the Kuwait wastewater treatment facility, the restrictions on which expired in the first quarter of 2003.

Net cash provided by operating activities amounted to $0.5 million during the first quarter of 2003 primarily reflected cash used for payments of accounts payable and accrued expenses offset by depreciation charges. Net cash used in investing activities amounted to $5.5 million in the first quarter of 2003, reflected additions to property, plant and equipment, primarily related to investments made in the UWG segment for a build, own and operate facility in the power industry. Net cash provided by financing activities totaled $3.9 million during the first quarter of 2003, primarily reflected the expiration of the restriction on the use of cash which existed at December 31, 2002.

From time to time, the Company enters into joint ventures with respect to specific projects, including the projects in Trinidad, Kuwait and Israel described below. Each joint venture arrangement is independently negotiated based on the specific facts and circumstances of the project, the purpose of the joint venture company related to the project, as well as the rights and obligations of the other joint venture partners. Generally, the Company has structured its project joint ventures so that the Company’s obligation to provide funding to the underlying project or to the joint venture entity is limited to its proportional capital contribution, which can take the form of equity or subordinated debt. Except in situations that are negotiated with a specific joint venture entity as discussed below, the Company has no other commitment to provide for the joint venture’s working capital or other cash needs. In addition, the joint venture entity typically obtains third-party debt financing for a substantial portion of the project’s total capital requirements. In these situations, the Company is typically not responsible for the repayment of the indebtedness incurred by the joint venture entity. In connection with certain joint venture projects, the Company may also enter into contracts for the supply and installation of the Company’s equipment during the construction of the project, for the operation and maintenance of the facility once it begins operation, or both. These commercial arrangements do not require the Company to commit to any funding for working capital or any other requirements of the joint venture company. As a result, the Company’s exposure with respect to its joint ventures is typically limited to its debt and equity investments in the joint venture entity, the fulfillment of any contractual obligations it has to the joint venture entity and the accounts receivable owing to the Company from the joint venture entity.

In the second quarter of 2002, construction was completed on the first four (out of five) phases of the Trinidad desalination facility owned by Desalination Company of Trinidad and Tobago Ltd. (“Desalcott”), in which the Company has a 40% equity interest, and the facility commenced water deliveries to its customer, the Water and Sewerage Authority of Trinidad and Tobago. In 2000, the Company acquired 200 ordinary shares of Desalcott for $10 million and loaned $10 million to Hafeez Karamath Engineering Services Ltd. (“HKES”), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire an additional 200 ordinary shares of Desalcott. Prior to those investments, HKES owned 100 ordinary shares of Desalcott. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott.

The Company’s $10 million loan to HKES is included in notes receivable, long-term on the Company’s Consolidated Balance Sheets. The loan bears interest at a rate equal to 2% above the London Interbank Offered Rate (LIBOR), with interest payable starting October 25, 2002 and every six months thereafter and at maturity. Prior to maturity, however, accrued interest payments (as well as principal payments) are payable only to the extent dividends or other distributions are paid by Desalcott on the ordinary shares of Desalcott owned by HKES and pledged to the Company. Principal repayment is due in 14 equal installments commencing on April 25, 2004 and continuing semiannually thereafter. The loan matures and is payable in full on April 25, 2011. The loan is secured by a security interest in the shares of Desalcott owned by HKES and purchased with the borrowed funds, which is subordinate to the security interest in those shares in favor of the Trinidad bank that provided the construction financing for Desalcott. In addition, any dividends or other distributions paid by Desalcott to HKES must be applied to loan payments to the Company.

In 2000, Desalcott entered into a “bridge loan” agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The Company is obligated to lend up to $10 million to Desalcott as an additional source of funds for project completion costs once all bridge loan proceeds have been expended. However, the bridge loan of $79.9 million and the $20 million equity provided to Desalcott (together with the additional $10 million dollars the Company is obligated to lend to Desalcott) have not provided sufficient funds to pay all of Desalcott’s obligations in completing construction and commissioning of the project prior to receipt of long-term financing. Included in Desalcott’s obligations is approximately $30.1 million payable to the Company’s Trinidad subsidiary for equipment and services purchased in connection with the construction of the facility. The Company currently intends to convert $10 million of this amount into a loan to Desalcott to satisfy the Company’s loan commitment described above. The terms of this loan are currently being negotiated with Desalcott. Although the Company currently anticipates that Desalcott will pay its remaining outstanding obligations to the Company’s subsidiary partially out of cash flow from the sale of water and from the proceeds from new long-term debt financing, Desalcott has disputed certain amounts payable under the construction contract, and this matter is now subject to the dispute resolution procedures of the contract. The Company does not believe resolution of these matters will have a material impact on its results of operations or cash flows. Desalcott has received proposals for new long-term debt financing, including a term sheet and a draft term loan agreement from the Trinidad bank which provided the bridge loan and is currently negotiating the terms of the financing. Such new long-term debt financing may not be completed on terms acceptable to Desalcott, or at all. Moreover, although the Trinidad bank that made the bridge loan to Desalcott has not required repayment of the bridge loan, which matured on September 1, 2002, pending completion of the long-term debt financing, there can be no assurance that the bank will not exercise its rights and foreclose on its collateral, in which event the Company’s equity investment in, and receivable from, Desalcott as well as the loan receivables from HKES would all be at risk.

During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. (“UDC”), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002 UDC entered into agreements for the long-term financing of the project. At March 31, 2003, the Company had invested a total of $4.6 million in UDC as equity contributions and subordinated debt. The Company is committed to make additional contributions of equity or subordinated debt to UDC of approximately $14.0 million over the next two years.

In 2001, the Company entered into agreements with an Israeli cooperative society and an Israeli corporation for the establishment of Magan Desalination Ltd. (“MDL”) as an Israeli project company in which the Company has a 49% equity interest. In August 2002, MDL entered into a concession contract with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. At March 31, 2003, the Company had not yet made an equity investment in MDL, and had deferred costs of approximately $0.6 million relating to the design and development work on the project. The Company currently anticipates that it will invest approximately a total of $1.2 million in MDL for its 49% equity interest. MDL is currently seeking approximately $7.2 million of debt financing for the project and is in the process of negotiating a loan agreement with an Israeli bank. If MDL is unable to obtain such debt financing, the Company would expense all its deferred costs relating to the project and any investment the Company may have made in MDL, but would incur no other liability, inasmuch as no performance bond has been issued for the project.

In January 2002, the Company entered into agreements with two Israeli corporations giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. (“CDL”). On October 28, 2002, CDL was awarded a concession agreement by the Israeli Water Desalination Agency (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. At March 31, 2003, the Company made an equity investment of $0.2 million in CDL, and had deferred costs of approximately $0.6 million relating to the engineering design and development work on the project. If CDL obtains long-term project financing, the Company’s total equity investment to be made in CDL would be approximately $8.0 million. The timing of such investment will depend upon the terms of the long-term financing agreement. The terms of the concession agreement originally required that long-term financing be obtained by April 2003. CDL has been granted an extension to June 15, 2003 and has requested a further extension to obtain such financing. Although the Company currently anticipates that CDL will obtain long-term financing for the project, if CDL is unable to obtain such financing, the Company would expense all its deferred costs relating to the project and any investment the Company may have made in CDL (estimated to be approximately $0.8 million by the time of the closing of the long-term financing). Additionally, the Company could incur its one-third proportionate share ($2.5 million) of liability under a $7.5 million performance bond issued on behalf of CDL.

On December 31, 2001, the Company completed the sale of its Aqua Cool Business in the United States, United Kingdom and France to affiliates of Perrier-Vittel S.A., a subsidiary of Nestle S.A. (Nestle). As a result of final purchase price adjustments based on the number of customers and working capital levels, and the resolution of certain claims made by Nestle, the Company and Nestle reached final agreement on a purchase price of approximately $207.0 million in the first quarter of 2003. As a result of such adjustments, the Company realized an additional net pre-tax gain of $8.2 million in 2002. The 2002 pre-tax gain is net of direct and incremental costs of the transaction including approximately $3.4 million of non-recurring management and employee compensation. In connection with the final resolution, the $10 million held in escrow pursuant to the divestiture agreement and approximately $2.9 million in cash from the Company were transferred to Nestle on March 31, 2003.

In April 2003, the Company reinstated and amended its domestic unsecured working capital credit facility with Fleet Bank. The terms of the facility, which expires on April 30, 2004, are substantially the same as that of the expired facility, except that at the request of the Company the maximum borrowings under the facility were reduced from $30.0 million to $15.0 million. Loans against the facility bear interest at the prime rate or LIBOR plus 1.25%, at the discretion of the Company. The facility includes certain financial covenants relating to liquidity levels, capital expenditures and consolidated tangible net worth. The Company also maintains several foreign lines of credit. The Company may borrow a total of $22.4 million under its domestic and international unsecured credit facilities. At March 31, 2003, the Company’s total borrowings under all its existing credit facilities was $2.9 million.

In addition, the Company maintains a $25.0 million credit line with another bank under which letters of credit are issued from time to time under commercial transactions for the benefit of customers and other parties with whom the Company does business. In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company’s commitment to proceed with a project if it is the successful bidder. Performance bonds are typically issued for the benefit of the Company’s customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. In the past, the Company has not incurred significant liabilities or expenses as a result of the use of these instruments. Approximately $123.7 million of these instruments were outstanding at March 31, 2003. Based on the Company’s experience with respect to letters of credit, bid bonds and performance bonds, the Company believes the estimated fair value of the instruments entered into during the first quarter of 2003 is not material. Accordingly, the Company has not recorded any liabilities for these instruments as of March 31, 2003.

The Company believes that its future capital requirements will depend on a number of factors, including the amount of cash generated from operations and its capital commitments to new “own and operate” projects, either directly or through joint ventures, that the Company may be successful in obtaining. The Company believes that its existing cash and cash equivalents, cash generated from operations, lines of credit and foreign exchange facilities will be sufficient to fund its capital expenditures, working capital requirements and contractual obligations and commitments beyond the next twelve months, based on its current business plans and projections.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of SFAS No. 148 are to be applied to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have an impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). This interpretation addresses the consolidation of certain variable interest entities (VIEs) for which a controlling financial interest exists. FIN 46 applies immediately to financial interests obtained in VIEs after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a financial interest was obtained before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has a financial interest in certain entities that may be considered VIEs under FIN 46. The Company is currently evaluating the impact of FIN 46 on its Investments in Affiliated Companies and if the Company determines that it has a controlling financial interest in any of these entities, consolidation may be required. The ultimate effect of adopting FIN 46 on the Company’s financial position or results of operations has not yet been determined.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements to provide for more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The ultimate effect of adopting SFAS No. 149 on the Company’s financial position or results of operations has not yet been determined.

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

Certain statements contained in this report, including, without limitation, statements regarding expectations as to the Company’s future results of operations, statements in the “Notes to the Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. Such statements are based on management’s current views and assumptions and are neither promises or guarantees but involve risks, uncertainties and other factors that could cause actual results to differ materially from management’s current expectations as described in such forward-looking statements. Among these factors are the matters described under “Risks and Uncertainties” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as well as overall economic and business conditions; competitive factors, such as acceptance of new products and pricing pressures and competition from companies larger than the Company; risk of nonpayment of accounts receivable, including those from affiliated companies; risks associated with foreign operations; risks associated with joint venture entities, including their respective abilities to arrange for necessary long-term project financing; risks involved in litigation; regulations and laws affecting business in each of the Company’s markets; market risk factors, as described below under “Quantitative And Qualitative Disclosures About Market Risk”; fluctuations in the Company’s quarterly results; and other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made, and the Company disclaims any obligation to update, supplement or modify such statements in the event the facts, circumstances or assumptions underlying the statements change, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

In certain instances, the Company enters into foreign exchange contracts including forwards, options and swaps. The Company’s policy is to enter into such contracts only for the purpose of managing exposures and not for speculative purposes. The Company holds a series of U.S. dollar/euro forward contracts that were executed to offset the foreign exchange risk associated with forecasted revenues related to an ongoing project. As of March 31, 2003, the notional amount of the contracts was $11.3 million. The fair value of the forward contracts, which was $0.4 million at March 31, 2003, is recorded in the Other current assets section of the Consolidated Balance Sheets. End of period changes in the market value of the contracts are recorded as a component of other comprehensive income in the stockholders’ equity section of the Consolidated Balance Sheets. Currently, the Company also maintains foreign exchange forward contracts to hedge the balance sheet exposure related to an intercompany loan. At March 31, 2003, the fair value of the forward contracts, which was immaterial, was recorded in the Other current assets section of the Consolidated Balance Sheets. The end of period change in the fair market value of the contracts, which was immaterial, was recorded in selling, general and administrative expenses. At March 31, 2003, a hypothetical change of 10% in exchange rates would change the fair value of the Company’s portfolio of foreign exchange contracts by approximately $1.0 million.

Market Risk

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate risk fluctuations, but the Company believes the risk is not material due to the short-term nature of these investments. At March 31, 2003, the Company had $3.9 million of short-term debt and $9.9 million of long-term debt outstanding. The major portion of this debt has fixed interest rates and is not subject to risk arising from interest rate variability. A hypothetical increase of 10% in interest rates for a one year period would result in additional interest expense that would not be material in the aggregate. The Company’s net foreign exchange currency gain was $0.3 million and $1.9 million for the three months ended March 31, 2003 and 2002, respectively. The Company’s exposure to foreign currency exchange rate fluctuations is mitigated by the fact that the operations of its international subsidiaries are primarily conducted in their respective local currencies. Also, in certain situations, the Company enters into foreign exchange contracts to mitigate the impact of foreign exchange fluctuations.

Item 4. Controls and Procedures

As part of the Company’s continuing efforts to ensure that information required to be disclosed by the Company in its Securities and Exchange Commission filings is appropriately accumulated and disseminated to allow timely decisions regarding required disclosure, the Company has been taking various actions to strengthen its system of internal controls and disclosure controls and procedures. Such actions were also taken to enhance the processes by which the Company manages its various divisions and subsidiaries, because managing a large number of relatively small, locally managed businesses around the world presents significant challenges.

Prior to the evaluation of the Company’s disclosure controls and procedures made in connection with the filing of its Annual Report on Form 10-K for the year ended December 31, 2002, the Company made changes in its internal controls and took other actions designed to enhance the Company’s internal controls, which consisted of the following:

o	the hiring of new personnel including, two new segment controllers in April and July of 2002, three new divisional controllers in May and September of 2002, a corporate director of accounting in July 2002, and a new consolidation accountant in September 2002, to enhance the quality of its accounting capabilities;

o	the replacement of the senior operating executive at the Company’s French subsidiary and the reassignment of much of the operational responsibility for that subsidiary to the Company’s Italian subsidiary;

o	the implementation of a new financial consolidation software package (which became operational in September 2002);

o	the implementation of a centralized bid and proposal review and approval process at the beginning of 2002;

o	the expansion of the internal audit function through the use of outside resources beginning in March 2002;

o	the formalization of certain accounting and information technology policies and procedures at various times throughout the year;

o	the hiring of a Director of Project Management in October 2002 to oversee project-related procedures and to train project managers at locations to enable them to better comply with Company goals, policies and procedures;

o	the institution of procedures requiring written quarterly certifications and representations from the head of each business group and the local controller of each business location;

o	the formation of a disclosure committee to oversee the effectiveness of the Company’s disclosure controls and procedures;

o	in furtherance of the centralized bid and proposal review and approval process, the establishment of formal, systematic procedures for reviewing all major commercial projects being undertaken by the Company, including monthly participation by senior management;

o	the finalization of a project database to facilitate the tracking and analysis of project performance throughout the Company in December 2002;

o	the hiring of a senior financial manager into a newly created position as European Controller in December 2002, who is responsible for providing financial oversight and control for the Equipment Business Group’s European operations; and

o	the conduct of a conference, and other educational activities, for the Company’s segment and divisional controllers and corporate accounting staff, which included programs regarding, among other topics, inter-company transactions, key policies under U.S. generally accepted accounting principles (e.g., SAB 101, SOP 81-1), the Sarbanes-Oxley Act of 2002, internal controls, U.S. regulation of international transactions, and key responsibilities of the local controllers.

In connection with the audit of its financial statements for 2002, the Company was advised by its independent auditor that certain of its internal controls had deficiencies and material control weaknesses. Consequently, and with the goal of further improving the quality and timeliness of the information available to management, the Company is continuing to implement measures designed to address those deficiencies and weaknesses as follows:

o	to evaluate and strengthen its financial and accounting staff and their knowledge and understanding of key policies under U.S. generally accepted accounting principles and of their responsibilities;

o	to improve monitoring controls to assure the prevention or detection of material accounting errors on a timely basis;

o	to reduce the time necessary to collect and report financial and operating data by improving the timing and accuracy of forecasting and emphasizing more frequent reviews of the Company’s balance sheets and reconciliation of intercompany balances; and

o	to continue to update its accounting policies and procedures.

In May 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures.” The SEC defines “disclosure controls and procedures” as a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures were substantially effective for these purposes as of the date of the evaluation.

Other than the on-going measures described above, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the most recent evaluation of such controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its Chief Executive Officer and Chief Financial Officer have been named as defendants in a class action lawsuit captioned Jerome Deckler v. Ionics, Inc., et al., filed in the U.S. District Court, District of Massachusetts in March 2003. Plaintiff alleges violations of the federal securities laws relating to the restatement of the Company’s financial statements for the first and second quarters of 2002 announced in November 2002. The Company believes the allegations in the lawsuit are without merit and intends vigorously to defend the litigation. While the Company believes that the litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

Item 6. Exhibits and Reports on Form 8-K

a)     Exhibits

Exhibit No.           Description

10.1	Ionics, Incorporated 1997 Stock Incentive Plan, as amended through March 27, 2003.

10.2	Ionics, Incorporated 1979 Stock Option Plan, as amended through March 27, 2003.

10.3	First Amendment to Ionics, Incorporated Supplemental Executive Retirement Plan, effective April 1, 2003.

10.4	Third Amendment and Waiver to Third Amended and Restated Revolving Credit Agreement between the Company and Fleet National Bank dated as of April 14, 2003.

10.5	Ionics, Incorporated 2003 Non-Employee Directors Stock Option Plan.

10.6	Form of Stock Option Agreement Issued Pursuant to the Ionics,Incorporated 2003 Non-Employee Directors Stock Option Plan.

b)     Reports on Form 8-K

No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the three-month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2003		IONICS, INCORPORATED
	By:	/s/Arthur L. Goldstein Arthur L. Goldstein Chairman and Chief Executive Officer (duly authorized officer)
May 15, 2003	By:	/s/Daniel M. Kuzmak Daniel M. Kuzmak Vice President and Chief Financial Officer (principal financial officer)

CERTIFICATIONS

I, Arthur L. Goldstein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ionics, Incorporated;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/Daniel M. Kuzmak

Daniel M. Kuzmak
Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.      Description

10.1	Ionics, Incorporated 1997 Stock Incentive Plan, as amended through March 27, 2003.

10.2	Ionics, Incorporated 1979 Stock Option Plan, as amended through March 27, 2003

10.3	First Amendment to Ionics, Incorporated Supplemental Executive Retirement Plan, effective April 1, 2003.

10.4	Third Amendment and Waiver to Third Amended and Restated Revolving Credit Agreement between the Company and Fleet National Bank dated as of April 14, 2003.

10.5	Ionics, Incorporated 2003 Non-Employee Directors Stock Option Plan.

10.6	Form of Stock Option Agreement Issued Pursuant to the Ionics, Incorporated 2003 Non-Employee Directors Stock Option Plan.