Form 10-Q
period 2003-06-30
IONICS INC
filed 2003-08-13
CIK 52466

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

                                       or

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
                                    Yes  X    No
                                        ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                    Yes  X    No
                                        ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At July 17, 2003 the Company had 17,620,231 shares of Common Stock, par value $1.00 per share, outstanding.


                              IONICS, INCORPORATED
                                    FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2003




                                                          INDEX
                                                                                            PAGE
                                                                                            ----

PART I -  FINANCIAL INFORMATION

          Item 1.     Financial Statements                                                    2

                      Consolidated Statements of Operations
                       Three and Six Months Ended June 30, 2003 and 2002                      2

                      Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002                                    3

                      Consolidated Statements of Cash Flows
                       Six Months Ended June 30, 2003 and 2002                                4

                      Notes to Consolidated Financial Statements                              5

          Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                   16

          Item 3.     Quantitative and Qualitative Disclosures about Market Risk             27

          Item 4.     Controls and Procedures                                                28

PART II - OTHER INFORMATION                                                                  30

          Item 1.     Legal Proceedings                                                      30

          Item 4.     Submissions of Matters to a Vote of Securities Holders                 30

          Item 6.     Exhibits and Reports on Form 8-K                                       31

          SIGNATURES                                                                         32

          EXHIBIT INDEX                                                                      33




                                    Page -1-

                                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               IONICS, INCORPORATED
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                 (Amounts in thousands, except per share amounts)

                                                              Three months ended           Six months ended
                                                                   June 30,                    June 30,
                                                           -------------------------   --------------------------
                                                              2003         2002           2003           2002
                                                           -----------  ------------   -----------    -----------
Revenues:                                                               (as restated)                 (as restated)
     Equipment Business Group                                $ 37,430      $ 35,944      $ 70,114       $ 70,992
     Ultrapure Water Group                                     23,615        25,440        48,864         50,185
     Consumer Water Group                                      10,006         8,726        20,821         19,279
     Instrument Business Group                                  6,879         6,810        14,559         13,354
     Affiliated companies                                      13,006         2,577        24,783          5,692
                                                           -----------  ------------   -----------    -----------
                                                               90,936        79,497       179,141        159,502
                                                           -----------  ------------   -----------    -----------
Costs and expenses:
     Cost of sales of Equipment Business Group                 28,554        26,579        52,017         52,176
     Cost of sales of Ultrapure Water Group                    18,078        18,613        36,866         37,611
     Cost of sales of Consumer Water Group                      6,753         4,874        14,268         11,704
     Cost of sales of Instrument Business Group                 3,010         2,584         6,123          5,337
     Cost of sales to affiliated companies                     11,166         2,279        21,383          5,316
     Research and development                                   1,954         1,594         3,731          3,215
     Selling, general and administrative                       22,827        21,545        45,374         41,400
     Impairment of long-lived assets                            3,981             -         3,981              -
                                                           -----------  ------------   -----------    -----------
                                                               96,323        78,068       183,743        156,759
                                                           -----------  ------------   -----------    -----------

(Loss) income from operations                                  (5,387)        1,429        (4,602)         2,743

Interest income                                                   755           868         1,542          1,861
Interest expense                                                 (264)         (376)         (487)          (936)
Equity (loss) income                                           (2,742)          782        (2,843)         1,674
                                                           -----------  ------------   -----------    -----------

(Loss) income before income taxes and minority interest expense(7,638)        2,703        (6,390)         5,342

Income tax (benefit) expense                                   (2,902)        1,297        (2,428)         2,173
                                                           -----------  ------------   -----------    -----------

(Loss) income before minority interest expense                 (4,736)        1,406        (3,962)         3,169

Minority interest expense                                         188           161           386            425
                                                           -----------  ------------   -----------    -----------

Net (loss) income                                            $ (4,924)      $ 1,245      $ (4,348)       $ 2,744
                                                           ===========  ============   ===========    ===========

Basic (loss) earnings per share                               $ (0.28)       $ 0.07       $ (0.25)        $ 0.16
                                                           ===========  ============   ===========    ===========

Diluted (loss) earnings per share                             $ (0.28)       $ 0.07       $ (0.25)        $ 0.15
                                                           ===========  ============   ===========    ===========

Shares used in basic (loss) earnings per share calculations    17,564        17,547        17,559         17,528
                                                           ===========  ============   ===========    ===========

Shares used in diluted (loss) earnings per share calculations  17,564        17,707        17,559         17,742
                                                           ===========  ============   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    Page -2-

                                              IONICS, INCORPORATED
                                           CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
                            (Amounts in thousands, except share and par value amounts)

                                                                           June 30,        December 31,
                                                                             2003              2002
                                                                        ---------------   ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                               $ 126,979         $ 136,044
     Restricted cash                                                                 -             4,250
     Short-term investments                                                      1,033               958
     Accounts receivable, net                                                   83,907            94,841
     Notes receivable                                                            7,092             6,662
     Receivables from affiliated companies                                      47,491            23,642
     Inventories:
         Raw materials                                                          20,197            19,837
         Work in process                                                         8,313             6,992
         Finished goods                                                          6,155             8,018
                                                                        ---------------   ---------------
                                                                                34,665            34,847
     Deferred income taxes                                                      14,473            14,664
     Other current assets                                                       10,858            12,832
                                                                        ---------------   ---------------
         Total current assets                                                  326,498           328,740

Receivables from affiliated companies, long-term                                17,935            11,740
Notes receivable, long-term                                                     25,123            24,718
Investments in affiliated companies                                             19,078            22,618
Property, plant and equipment:
     Land                                                                        6,213             6,077
     Buildings                                                                  46,253            45,782
     Machinery and equipment                                                   282,943           273,442
     Other, including furniture, fixtures and vehicles                          32,701            32,307
                                                                        ---------------   ---------------
                                                                               368,110           357,608
     Less accumulated depreciation                                             188,573           177,694
                                                                        ---------------   ---------------
                                                                               179,537           179,914

Goodwill                                                                        20,482            20,200
Deferred income taxes, long-term                                                12,591            12,591
Other assets                                                                     7,669             7,492
                                                                        ---------------   ---------------
         Total assets                                                        $ 608,913         $ 608,013
                                                                        ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current portion of long-term debt                       $ 5,075           $ 4,134
     Accounts payable                                                           28,619            36,039
     Deferred revenue and advances from affiliated companies                    11,816             4,308
     Income taxes payable                                                       24,222            25,692
     Other current liabilities                                                  38,838            43,995
                                                                        ---------------   ---------------
         Total current liabilities                                             108,570           114,168

Long-term debt and notes payable                                                 9,421             9,670
Deferred income taxes                                                           36,376            35,337
Deferred revenue from affiliated companies                                       3,916             4,662
Other liabilities                                                                7,950             6,023

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $1.00, authorized
     shares: 55,000,000 at June 30, 2003 and December 31, 2002;
     issued: 17,616,731 at June 30, 2003 and 17,555,046 at December 31, 2002    17,617            17,555
     Additional paid-in capital                                                191,651           190,417
     Retained earnings                                                         242,761           247,109
     Accumulated other comprehensive loss                                       (9,349)          (16,928)
                                                                        ---------------   ---------------
         Total stockholders' equity                                            442,680           438,153
                                                                        ---------------   ---------------
         Total liabilities and stockholders' equity                          $ 608,913         $ 608,013
                                                                        ===============   ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                    Page -3-

                                                      IONICS, INCORPORATED
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                    (Amounts in thousands)


                                                                                               Six months ended
                                                                                                   June 30,
                                                                                      ----------------------------------
                                                                                           2003               2002
                                                                                      ---------------    ---------------
Operating activities:                                                                                     (as restated)
     Net (loss) income                                                                      $ (4,348)           $ 2,744
     Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
        Depreciation                                                                          12,687             11,124
        Amortization of intangibles                                                              241                116
        Impairment of long-lived assets                                                        3,981                  -
        Provision for losses on accounts and notes receivable                                    981                332
        Equity in losses (earnings) of affiliates                                              2,843             (1,674)
        Changes in assets and liabilities:
            Notes receivable                                                                     704             (1,884)
            Accounts receivable                                                               12,655             10,051
            Receivables from affiliated companies                                            (30,822)            (7,121)
            Inventories                                                                        1,208             (2,539)
            Other current assets                                                               2,166                329
            Investments in affiliated companies                                                  609              1,984
            Deferred income taxes                                                                295                510
            Accounts payable and accrued expenses                                            (12,992)           (22,455)
            Customer deposits                                                                 (2,122)             2,605
            Deferred revenue and advances from affiliated companies                            7,508               (148)
            Income taxes payable                                                              (2,313)           (19,652)
            Other                                                                                (51)              (822)
                                                                                      ---------------    ---------------
               Net cash used in operating activities                                          (6,770)           (26,500)
                                                                                      ---------------    ---------------
Investing activities:
     Additions to property, plant and equipment                                              (11,991)           (14,113)
     Disposals of property, plant and equipment                                                   55                546
     Additional investments in affiliates                                                        (36)                 -
     Acquisitions, net of cash acquired                                                            -               (635)
     Sales of short-term investments                                                               1                184
                                                                                      ---------------    ---------------
               Net cash used in investing activities                                         (11,971)           (14,018)
                                                                                      ---------------    ---------------
Financing activities:
     Restricted cash                                                                           4,250                  -
     Principal payments on current debt                                                         (456)           (53,374)
     Proceeds from borrowings of current debt                                                  1,051             48,618
     Principal payments on long-term debt                                                       (684)              (480)
     Proceeds from borrowings of long-term debt                                                    -              1,135
     Proceeds from issuance of common stock                                                        -                 60
     Proceeds from issuance of stock under stock option plans                                  1,181              1,654
                                                                                      ---------------    ---------------
               Net cash provided by (used in) financing activities                             5,342             (2,387)
                                                                                      ---------------    ---------------
Effect of exchange rate changes on cash                                                        4,334              3,749
                                                                                      ---------------    ---------------
Net change in cash and cash equivalents                                                       (9,065)           (39,156)
Cash and cash equivalents at beginning of period                                             136,044            178,283
                                                                                      ---------------    ---------------
Cash and cash equivalents at end of period                                                 $ 126,979          $ 139,127
                                                                                      ===============    ===============
The accompanying notes are an integral part of these consolidated financial statements.

                                    Page -4-

                              IONICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation

The accompanying consolidated quarterly financial statements of Ionics, Incorporated (the "Company") are unaudited; however, in the opinion of the management of the Company, all adjustments have been made that are necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for each period presented. The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year or any future period.

The accompanying financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's financial statements for the year ended December 31, 2002. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the Company's December 31, 2002 audited financial statements have been omitted from these financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. These financial statements should be read in conjunction with the Company's 2002 Annual Report as filed on Form 10-K (the "2002 Form 10-K") with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentations with no impact on net income.

2.   Restatement of Quarterly Financial Statements

The Company's consolidated financial statements for the three months ended March 31, 2002 and June 30, 2002 and the six months ended June 30, 2002 were restated in November 2002, primarily as a result of intercompany transactions including transactions between the Company and its French subsidiary that were erroneously recorded at the subsidiary level. The restatement resulted primarily from the French subsidiary's failure to properly record intercompany adjustments necessary to correct errors on its books, which became apparent to the Company's corporate management during the preparation of the Company's consolidated financial statements for the three-month and nine-month periods ended September 30, 2002. These adjustments primarily affected accounting entries related to revenues from sales of spare parts and expenses related to project cost overruns, sales support costs and severance costs. These adjustments, which increased the historical pre-tax loss at the French subsidiary in the quarters ended March 31, 2002 and June 30, 2002 and the forecast of the French subsidiary's pre-tax losses for the year ended December 31, 2002, resulted in the Company's determination that it was more likely than not that the Company would not fully realize future tax benefits associated with the French subsidiary's net operating losses. Accordingly, the Company's income tax expense and its effective annual tax rate for the three months ended June 30, 2002 were increased. In addition, the restatement reflected other adjustments that primarily consisted of corrections to various otherwise immaterial accounting errors that were identified during the preparation of the Company's consolidated financial statements for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002. The restatement did not materially impact any items on the Company's consolidated balance sheets as of March 31, 2002 and June 30, 2002. The following table presents a summary of the impact of the restatements on the Company's consolidated statements of operations for the three and six months ended June 30, 2002:

                                    Page -5-

                                                (Amounts in thousands, except per share amounts)
                                     Three months ended June 30, 2002        Six months ended June 30, 2002
                                 ------------------------------------------------------------------------------
                                  As originally                            As originally
                                     reported         As restated             reported          As restated
                                 -----------------  -----------------     -----------------   -----------------

Revenues                                 $ 79,321           $ 79,497             $ 159,662           $ 159,502
Costs and expenses                         77,303             78,068               155,639             156,759
Income from operations                      2,018              1,429                 4,023               2,743
Income before income taxes
    and minority interest                   3,292              2,703                 6,622               5,342
Income tax expense                          1,119              1,297                 2,251               2,173
Minority interest in earnings                  79                161                   340                 425
Net income                                  2,094              1,245                 4,031               2,744
Basic earnings per share                   $ 0.12             $ 0.07                $ 0.23              $ 0.16
Diluted earnings per share                 $ 0.12             $ 0.07                $ 0.23              $ 0.15

3.       Stock Plans

Options for the purchase of the Company stock are granted to officers, directors and key employees under various stock option agreements. The Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, for options with an exercise price less than the fair market value of the stock at the date of grant, if any, stock-based compensation is measured as the difference between the option exercise price and fair market value of the stock at the date of grant and is charged to operations over the expected period of benefit to the Company. For the three and six months ended June 30, 2003 and 2002, no stock-based compensation expense is reflected in net income.

The following table illustrates the pro forma effect on net (loss) income and basic and diluted (loss) earnings per share if the Company had applied the fair value method of accounting for stock options and other equity instruments as defined by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

                                                                       For the three months ended     For the six months ended
(Amounts in thousands, except per share amounts)                               June 30,                        June 30,
                                                                     ----------------------------    ----------------------------
                                                                         2003           2002             2003           2002
                                                                                    (as restated)                   (as restated)
                                                                     -------------  -------------    -------------  -------------
Net (loss) income, as reported                                           $ (4,924)       $ 1,245         $ (4,348)       $ 2,744

Less:  Stock-based employee compensation determined
       under fair value method for all awards, net of related tax effects  (1,069)          (594)          (1,869)        (1,174)
                                                                     -------------  -------------    -------------  -------------
Pro forma net (loss) income                                              $ (5,993)         $ 651         $ (6,217)       $ 1,570
                                                                     =============  =============    =============  =============


(Loss) earnings per basic share, as reported                              $ (0.28)        $ 0.07          $ (0.25)        $ 0.16
                                                                     =============  =============    =============  =============
(Loss) earnings per basic share, pro forma                                $ (0.34)        $ 0.04          $ (0.35)        $ 0.09
                                                                     =============  =============    =============  =============

(Loss) earnings per diluted share, as reported                            $ (0.28)        $ 0.07          $ (0.25)        $ 0.15
                                                                     =============  =============    =============  =============
(Loss) earnings per diluted share, pro forma                              $ (0.34)        $ 0.04          $ (0.35)        $ 0.09
                                                                     =============  =============    =============  =============


Since the options vest over several years and because additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future periods.

The fair value of each option granted during the first six months of 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                    Page -6-

                                                           For the three months ended     For the six months ended
                                                                  June 30,                         June 30,
                                                        ----------------------------     ---------------------------
                                                           2003            2002             2003            2002
                                                        ------------    ------------     -----------     -----------

Expected term (years)                                             6               6               6               6
Volatility                                                     40.8            42.2            40.8            42.2
Risk-free interest rate (zero coupon U.S. treasury note)      3.28%           5.05%           3.28%           4.91%
Dividend yield                                                None            None            None            None

4.       Equity Income (Loss) in Affiliated Companies

The Company accounts for investments in affiliates that represent 20% to 50% ownership of the equity securities of the affiliate under the equity method of accounting. Under the equity method, the Company records its proportionate share of the earnings or losses of the affiliates in equity income (loss). With respect to the Company's investment in the Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), in recognition of the fact that the Company has provided all of the cash equity funding for Desalcott, the Company has concluded that it would not be appropriate to recognize equity method losses based solely on its ownership interest in Desalcott. The Company holds 200 ordinary shares of Desalcott, representing a 40% ownership interest. The Company also loaned $10 million to Hafeez Karamath Engineering Services, Ltd. ("HKES"), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire 200 ordinary shares of Desalcott and thereby raise its existing equity interest in Desalcott from 100 to 300 ordinary shares. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott. In addition, the Company expects to finalize a $10 million loan to Desalcott in the third quarter of 2003 as an additional source of long-term financing. Accordingly, based on its aggregate economic interests in Desalcott, the Company records 100% of any net loss reported by Desalcott and 40% of any net income reported by Desalcott. In periods in which Desalcott has an accumulated loss (as opposed to retained earnings), the Company records 100% of any net income of Desalcott up to the amount of Desalcott's accumulated loss, and 40% of any net income reported thereafter by Desalcott.

5.       Income Taxes

For the six months ended June 30, 2003, the Company recorded income tax benefit of $2.4 million on a consolidated pre-tax loss before minority interest expense of $6.4 million, yielding an annual effective tax rate of 38%. For the six months ended June 30, 2002, the Company recorded income tax expense of $2.2 million on consolidated pre-tax income before minority interest of $5.3 million, yielding an annual effective tax rate of 40.7%. The change in the effective tax rate for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 resulted from changes in the overall level of consolidated pre-tax profit and the geographic mix of expected losses in several foreign subsidiaries for which the Company may not be able to realize future tax benefits.

6.   Commitments and Contingencies

Litigation
----------
The Company, its Chief Financial Officer and its former Chief Executive Officer have been named as defendants in a class action lawsuit captioned Jerome Deckler
v. Ionics, Inc., et al., filed in the U.S. District Court, District of Massachusetts in March 2003. Plaintiff alleges violations of the federal securities laws relating to the restatement of the Company's financial statements for the first and second quarters of 2002, announced in November 2002, and are seeking an unspecified amount of compensatory damages and their costs and expenses, including legal fees. The Company believes the allegations in the lawsuit are without merit and intends vigorously to defend the litigation. While the Company believes that the litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

The Company and its wholly owned subsidiary, Sievers Instruments, Inc. ("Sievers"), have been named as defendants in a lawsuit captioned Aerocrine AB
v. Ionics, Inc. and Sievers Instruments, Inc., filed in the U.S. District Court, District of Maine, in July 2003. Plaintiff alleges that the Company and Sievers have infringed four patents owned by plaintiff relating to the measurement of nitric oxide in exhaled breath for medical diagnostic purposes, as a result of Sievers' manufacture and sale of an instrument for the detection of nitric oxide. Plaintiff is seeking an injunction, an unspecified amount of damages, and


                                    Page -7-
attorneys' fees and expenses. Plaintiff is also seeking to have two patents owned by Sievers relating to nitric oxide detection declared invalid. The Company believes that the activities carried out by Sievers do not infringe plaintiff's patents and that its own patents are valid. The Company and the plaintiff are currently engaged in discussions concerning a commercial resolution of the matter. If these discussions are not effective, the Company intends to defend this litigation. While the Company believes that the litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

The Company was notified in 1992 that it is a potentially responsible party
(PRP) at a Superfund Site, Solvent Recovery Services of New England in Southington, Connecticut. Ionics' share of assessments to date for site work and administrative costs totals approximately $78,000. The United States Environmental Protection Agency ("EPA") has not yet issued a decision regarding clean-up methods and costs. However, based upon the large number of PRPs identified, the Company's small volumetric ranking (approximately 0.5%) and the identities of the larger PRPs, the Company believes that its liability in this matter will not have a material effect on the Company's financial position, results of operations or cash flows.

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

Other Commitments and Contingencies
-----------------------------------
From time to time, the Company enters into joint ventures with respect to specific projects, including the projects in Trinidad, Kuwait and Israel described below. Each joint venture arrangement is independently negotiated based on the specific facts and circumstances of the project, the purpose of the joint venture company related to the project, as well as the rights and obligations of the other joint venture partners. Generally, the Company has structured its project joint ventures so that the Company's obligation to provide funding to the underlying project or to the joint venture entity is limited to its proportional capital contribution, which can take the form of equity or subordinated debt. Except in situations that are negotiated with a specific joint venture entity as discussed below, the Company has no other commitment to provide for the joint venture's working capital or other cash needs. In addition, the joint venture entity typically obtains third-party debt financing for a substantial portion of the project's total capital requirements. In these situations, the Company is typically not responsible for the repayment of the indebtedness incurred by the joint venture entity. In connection with certain joint venture projects, the Company may also enter into contracts for the supply and installation of the Company's equipment during the construction of the project, for the operation and maintenance of the facility once it begins operation, or both. These commercial arrangements do not require the Company to commit to any funding for working capital or any other requirements of the joint venture company. As a result, the Company's exposure with respect to its joint ventures is typically limited to its debt and equity investments in the joint venture entity, the fulfillment of any contractual obligations it has to the joint venture entity and the accounts receivable owing to the Company from the joint venture entity.

Trinidad
--------
In 2000, the Company acquired 200 ordinary shares of Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), for $10 million and loaned $10 million to Hafeez Karamath Engineering Services Ltd. ("HKES"), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire an additional 200 ordinary shares of Desalcott. Prior to those investments, HKES owned 100 ordinary shares of Desalcott. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott. In the second quarter of 2002, construction was completed on the first four (out of five) phases of the Trinidad desalination facility owned by Desalcott, and the facility commenced water deliveries to its customer, the Water and Sewerage Authority of Trinidad and Tobago.

                                    Page -8-

The Company's $10 million loan to HKES is included in notes receivable, long-term in the Company's Consolidated Balance Sheets. The loan bears interest at a rate equal to 2% above the London Interbank Offered Rate (LIBOR), with interest payable (subject to availability of funds) starting October 25, 2002 and every six months thereafter and at maturity. Prior to maturity, accrued interest (as well as principal payments) is payable only to the extent dividends or other distributions are paid by Desalcott on the ordinary shares of Desalcott owned by HKES and pledged to the Company. Principal repayment is due in 14 equal installments commencing on April 25, 2004 and continuing semiannually thereafter. The loan matures and is payable in full on April 25, 2011. The loan is secured by a security interest in the shares of Desalcott owned by HKES and purchased with the borrowed funds, which is subordinate to the security interest in those shares in favor of the Trinidad bank that provided the financing for Desalcott. In addition, any dividends or other distributions paid by Desalcott to HKES on the pledged shares must be applied to loan payments to the Company.

In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The bridge loan of $79.9 million and the $20 million equity provided to Desalcott did not provide sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing in the second quarter of 2003. Consequently, included in Desalcott's obligations at March 31, 2003 was approximately $30.1 million payable to the Company's Trinidad subsidiary for equipment and services purchased in connection with the construction of the facility. However, Desalcott had disputed certain amounts payable under the construction contract, and the parties made their dispute subject to the dispute resolution procedures of the contract.

In June 2003, Desalcott and the Company's Trinidad subsidiary resolved certain disputes under the construction contract, and reached agreement as to the final amount owing to the Company for completion of the first four phases of the project. As a result of this agreement, the Company will not realize approximately $2.7M of the deferred profit on the construction project, and therefore reduced the related accounts receivable and deferred revenue balances by $2.7 million each. In June 2003, Desalcott entered into a long-term loan agreement with the Trinidad bank that had provided the bridge loan. In connection with the funding of the loan, Desalcott paid the Company's Trinidad subsidiary approximately $12 million of outstanding accounts receivable under the construction contract in July 2003. In addition, pursuant to a previous commitment made by the Company, the Company expects in the third quarter of 2003 to convert an additional $10 million of amounts owing under the construction contract into a loan to Desalcott as an additional source of long-term project financing. That loan will have a seven-year term and will be payable in 28 quarterly payments of principal and interest. The interest rate will be fixed at two percent (2%) above the interest rate payable by Desalcott on the U.S. dollar portion of its borrowings under its long-term loan agreement with the Trinidadian bank (the initial annual rate on the U.S. dollar portion was 8 1/2%). In the event of a default by Desalcott, Desalcott's obligations to the Company will be subordinated to Desalcott's obligations to the Trinidad bank.

As a result of the settlement of the construction contract dispute described above and Desalcott's $12 million payment to the Company's Trinidad subsidiary, together with the conversion of an additional $10 million of accounts receivable into a long-term note receivable as described above, the remaining amount due to the Company's Trinidad subsidiary from Desalcott for construction work on the first four phases of the project is approximately $6 million. This amount will be partially paid out of Desalcott's future cash flow from operations, and the balance from loan proceeds upon completion by the Company of certain "punch list" items, over a period of time estimated to be two years. In addition, Desalcott and the Company agreed that the Company's Trinidad subsidiary would complete the last phase (phase 5) of the project (which will increase water production capacity by approximately 9%) for a fixed price of $7.7 million. Work on phase 5 has commenced and is expected to be completed in the second quarter of 2004.

Kuwait
------
During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and construction of the project commenced. At June 30, 2003, the Company had invested a total of $6.7 million as equity and subordinated debt in UDC. The Company has commitments to make additional equity investments or issue additional subordinated debt to UDC of approximately $12.0 million over the next two years.

                                    Page -9-

Israel
------
In 2001, the Company entered into agreements with an Israeli cooperative society and an Israeli corporation for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. During the second quarter of 2003, the Israeli cooperative society obtained the ownership interest in the Israeli corporation. On June 17, 2003, MDL finalized a concession contract originally entered into in August 2002 with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. In June 2003, MDL secured $8 million of debt financing for the project from an Israeli bank, and the Company has guaranteed repayment of 49% of the loan amount. In July 2003, the Company through its Israeli subsidiary currently anticipates making an equity investment of $1.3 million in MDL, for a 49% equity interest. This project is scheduled to be completed in the first half of 2004.

In January 2002, the Company entered into agreements with two Israeli corporations giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). On October 28, 2002, CDL was awarded a concession agreement by the Israeli Water Desalination Agency ("WDA") (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. At December 31, 2002, the Company made an equity investment of $0.2 million in CDL. Additionally, at June 30, 2003 the Company had deferred costs of approximately $0.6 million relating to the engineering design and development work on the project. If CDL obtains long-term project financing, the Company has committed to make additional equity investments to CDL of approximately $9.7 million. The timing and amount of such investments will depend upon the terms of the long-term financing agreement. The terms of the concession agreement originally required that long-term financing be obtained by April 2003. CDL has been granted an extension to August 20, 2003 and has requested a further extension to obtain such financing. Although the Company currently anticipates that CDL will obtain long-term financing for the project, if CDL is unable to obtain such financing, the Company would expense its deferred costs relating to the construction project and its investment in CDL (estimated to be approximately $0.8 million by the time of the closing of the long-term financing). Additionally, the Company could incur its one-third proportionate share ($2.5 million) of liability under a $7.5 million performance bond issued on behalf of CDL. In August 2003, the Company entered into an agreement with the two other equity participants in CDL which would permit one of them to withdraw from the project subject to the approval of the WDA. Should the withdrawal of the partner be approved by the WDA, the Company's equity interest in CDL would increase from one-third to 50%, proportionately increasing its obligation under the performance bond, as well as increasing its required equity investment in the project.

Guarantees and Indemnifications
-------------------------------
In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees became applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified as of December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements. The following is a summary of the Company's agreements that have determined to be within the scope of FIN 45.

Under its By-laws, the Company has an obligation to indemnify its directors and officers to the extent legally permissible against liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer of the Company. The Company has obtained director and officer liability insurance policies that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of this insurance policy coverage, the estimated fair value of this indemnification is not material. This obligation to indemnify its directors and officers is grandfathered under the provisions of FIN 45 as it existed prior to December 31, 2002. Accordingly, the Company has not recorded any liabilities for these obligations as of June 30, 2003.

                                   Page -10-

In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company's commitment to proceed with a project if it is the successful bidder. Performance bonds are typically issued for the benefit of the Company's customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. In the past, the Company has not incurred significant liabilities or expenses as a result of the use of these instruments. Approximately $128.5 million of these instruments were outstanding at June 30, 2003. Based on the Company's experience with respect to letters of credit, bid bonds and performance bonds, the Company believes the estimated fair value of the instruments entered into during the first half of 2003 is not material. Accordingly, the Company has not recorded any liabilities for these instruments as of June 30, 2003.

As part of past acquisitions and divestitures of businesses or assets, the Company made a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. The Company only provides such warranties or indemnifications after considering the economics of the transaction and the liquidity and credit risk of the other party in the transaction. Typically, certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but others may survive indefinitely. The warranty and indemnification obligations noted above were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. In addition, the Company has not made any similar warranty or indemnification obligations during the second quarter of 2003. Accordingly, the Company has not recorded any liabilities for these obligations as of June 30, 2003.

Warranty Obligations
--------------------
The Company's products generally include warranty obligations and the related estimated costs are included in cost of sales when revenue is recognized. While the Company engages in extensive product quality programs and processes, the Company's estimated costs to satisfy its warranty obligations are based upon historical product failure rates and the costs incurred in correcting such product failures. If actual product failure rates or the costs associated with fixing such product failures differ from historical rates, adjustments to the warranty obligations may be required in the period in which determined. The changes in accrued warranty obligations for the six months ended June 30, 2003 are as follows:
                                                        (Amounts in thousands)
                                                       For the six months ended
                                                                June 30,
                                                                  2003
                                                              -------------
Balance at December 31, 2002                                     $ 1,067
Accruals for warranties issued during the period                     461
Accruals related to pre-existing warranties                           78
Settlements made (in cash or in kind) during the period             (511)
                                                              -------------
Balance at June 30, 2003                                         $ 1,095
                                                              =============


7.   Earnings Per Share (EPS)

The effect of dilutive stock options excludes those stock options for which the impact was antidilutive based on the exercise price of the options. The number of options that were antidilutive for the three and six months ended June 30, 2002 were 1,409,767 and 635,250, respectively. All options outstanding are antidilutive for the three and six months ended June 30, 2003 based on the Company's net loss.

                                                          (Amounts in thousands, except per share amounts)
                                                                 For the three months ended June 30,
                                  ----------------------------------------------------------------------------------------------
                                                       2003                                            2002
                                                                                                   (as restated)
                                  ----------------------------------------------    --------------------------------------------
                                       Net                           Per Share          Net                         Per Share
                                    (Loss) income     Shares          Amount          Income          Shares          Amount
                                  ------------------------------    ------------    ------------   -------------   -------------
Basic EPS
     Income available to
     common stockholders               $ (4,924)         17,564         $ (0.28)        $ 1,245          17,547          $ 0.07

     Effect of dilutive
     stock options                            -               -               -               -             160               -
                                  --------------    ------------    ------------    ------------   -------------   -------------

Diluted EPS                            $ (4,924)         17,564         $ (0.28)        $ 1,245          17,707          $ 0.07
                                  ==============    ============    ============    ============   =============   =============


                                   Page -11-

                                                                For the six months ended June 30,
                                  ----------------------------------------------------------------------------------------------
                                                       2003                                            2002
                                                                                                   (as restated)
                                  ----------------------------------------------    --------------------------------------------
                                       Net                           Per Share          Net                         Per Share
                                     Income           Shares          Amount          Income          Shares          Amount
                                  --------------    ------------    ------------    ------------   -------------   -------------
Basic EPS
     Income available to
     common stockholders               $ (4,348)         17,559         $ (0.25)        $ 2,744          17,528          $ 0.16

     Effect of dilutive
     stock options                            -               -               -               -             214           (0.01)
                                  --------------    ------------    ------------    ------------   -------------   -------------

Diluted EPS                            $ (4,348)         17,559         $ (0.25)        $ 2,744          17,742          $ 0.15
                                  ==============    ============    ============    ============   =============   =============


8.   Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. The table below sets forth comprehensive income (loss) as defined by SFAS No. 130 for the three- and six-month periods ended June 30, 2003 and 2002.

                                                        (Amounts in thousands)
                                                          Three months ended                    Six months ended
                                                               June 30,                              June 30,
                                                    -------------------------------       ------------------------------
                                                        2003              2002                2003             2002
                                                                         (as restated)                      (as restated)
                                                    -------------      ---------------    -------------     ------------
Net (loss) income                                       $ (4,924)          $ 1,245            $ (4,348)         $ 2,744
Other comprehensive income,
     net of tax:
     Change in value of foreign exchange
       contracts designated as cash flow hedges              187                 -                 571                -
     Translation adjustments                               5,998             7,056               7,008            4,476
                                                    -------------      ------------       -------------     ------------
Comprehensive income                                     $ 1,261           $ 8,301             $ 3,231          $ 7,220
                                                    =============      ============       =============     ============


9.   Segment Information

The Company has four reportable segments corresponding to a "business group" structure. The following table summarizes the Company's operations by the four business group segments and "Corporate." Corporate includes legal and research and development expenses not allocated to the business groups, certain corporate administrative and insurance costs, foreign exchange gains and losses on corporate assets, as well as the elimination of intersegment transfers.

                                               For the three months ended June 30, 2003
                                      ------------------------------------------------------------
                                           Equipment Ultrapure Consumer  Instrument
                                           Business   Water     Water    Business
                                           Group     Group     Group      Group    Corporate  Total
                                         --------- --------- --------- ---------- -------------------
(Amounts in thousands)
Revenue - unaffiliated                     $ 37,430  $ 23,615  $ 10,006    $ 6,879      $ -   $ 77,930
Revenue - affiliated                         12,886         -        75         45        -     13,006
Inter-segment transfers                       1,960       328         -        678   (2,966)         -
Gross profit - unaffiliated                   8,876     5,537     3,253      3,869        -     21,535
Gross profit - affiliated                     1,773         -        45         22        -      1,840
Impairment of long-lived assets                   -         -     3,981          -        -      3,981
Equity (loss) income                         (2,859)        -       217          -     (100)    (2,742)
(Loss) income before interest, tax
    and minority interest                      (954)     (543)   (4,745)       301   (2,188)    (8,129)
Interest income                                                                                    755
Interest expense                                                                                  (264)
(Loss) before income taxes
    and minority interest                                                                       (7,638)


                                   Page -12-

                                           For the three months ended June 30, 2002 (as restated)
                                        ------------------------------------------------------------

                                         Equipment Ultrapure Consumer  Instrument
                                         Business   Water     Water    Business
                                         Group     Group     Group      Group    Corporate  Total
                                        --------- --------- --------- ---------- -------------------

(Amounts in thousands)
Revenue - unaffiliated                  $ 35,944  $ 25,440   $ 8,726    $ 6,810      $ -   $ 76,920
Revenue - affiliated                       2,575         -         2          -        -      2,577
Inter-segment transfers                    1,658       163         -        635   (2,456)         -
Gross profit - unaffiliated                9,365     6,827     3,852      4,226        -     24,270
Gross profit - affiliated                    297         -         1          -        -        298
Equity income (loss)                         689         9       265          -     (181)       782
Income (loss) before interest, tax
    and minority interest                  2,578       642    (1,314)     1,237     (932)     2,211
Interest income                                                                                 868
Interest expense                                                                               (376)
Income before income taxes
    and minority interest                                                                     2,703



                                               For the six months ended June 30, 2003
                                       ------------------------------------------------------------
                                        Equipment Ultrapure Consumer Instrument
                                        Business  Water     Water    Business
                                        Group     Group     Group    Group    Corporate  Total
                                       --------- --------- --------- -------- ---------  ------

(Amounts in thousands)
Revenue - unaffiliated                 $ 70,114  $ 48,864  $ 20,821   $ 14,559      $ -   $ 154,358
Revenue - affiliated                     24,612         -        92         79              24,783
Inter-segment transfers                   3,945       717         4      1,113   (5,779)         -
Gross profit - unaffiliated              18,097    11,998     6,553      8,436        -     45,084
Gross profit - affiliated                 3,306         -        54         40        -      3,400
Impairment of long-lived assets               -         -     3,981          -        -      3,981
Equity (loss) income                     (2,937)        -       398          -     (304)    (2,843)
Income (loss) before interest, tax
    and minority interest                   936      (177)   (5,091)     1,579   (4,692)    (7,445)
Interest income                                                                              1,542
Interest expense                                                                              (487)
(Loss) before income taxes
    and minority interest                                                                   (6,390)
Identifiable assets                      335,586   138,629    97,664     32,760  (14,804)   589,835
Investments in affiliated companies       14,632         -     2,452          -    1,994     19,078
Goodwill                                  11,780     7,758       944          -        -     20,482
Other intangible assets                    1,072       670        63        309        -      2,114



                                            For the six months ended June 30, 2002 (as restated)
                                      ------------------------------------------------------------

                                         Equipment Ultrapure Consumer      Instrument
                                         Business   Water     Water    Business
                                         Group     Group     Group      Group    Corporate  Total
                                         --------- --------- --------- ---------- -------------------

(Amounts in thousands)
Revenue - unaffiliated                   $ 70,992  $ 50,185  $ 19,279   $ 13,354      $ -   $ 153,810
Revenue - affiliated                        5,690         -         2          -        -      5,692
Inter-segment transfers                     3,552       311         -      1,112   (4,975)         -
Gross profit - unaffiliated                18,816    12,574     7,575      8,017        -     46,982
Gross profit - affiliated                     375         -         1          -        -        376
Equity income (loss)                        1,345         7       503          -     (181)     1,674
Income (loss) before interest, tax
    and minority interest                   4,323      (716)   (2,747)     2,014    1,543      4,417
Interest income                                                                                1,861
Interest expense                                                                                (936)
Income before income taxes
    and minority interest                                                                      5,342

                                   Page -13-

10.  Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This standard has had no material impact through June 30, 2003 as the Company has not enacted any exit or disposal activity to date.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amended SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of SFAS No. 148 are to be applied to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have an impact on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). This interpretation addresses the consolidation of certain variable interest entities
(VIEs) for which a controlling financial interest exists. FIN 46 applies immediately to financial interests obtained in VIEs after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a financial interest was obtained before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has a financial interest in certain entities that may be considered VIEs under FIN 46. The Company is currently evaluating the impact of FIN 46 on its Investments in Affiliated Companies, and if the Company determines that it has a controlling financial interest in any of these entities, consolidation may be required. The ultimate effect of adopting FIN 46 on the Company's financial position or results of operations has not yet been determined.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements to provide for more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective
(1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The ultimate effect of adopting SFAS No. 149 on the Company's financial position or results of operations has not yet been determined.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No.150"). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that there will be any impact to its financial statement presentation as a result of SFAS No. 150.

                                   Page -14-

In May 2003, the FASB Emerging Issues Task Force finalized Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not believe that EITF 00-21 will have a material impact on the Company's financial position or results of operations.

11.    Impairment of Long-Lived Assets

During the second quarter of 2003, the Company recognized asset impairment charges of approximately $4.0 million attributable to certain sodium hypochlorite manufacturing equipment within the CWG business segment. As such, the carrying value of these assets has been reduced to its estimated fair market value of zero. Following an equipment failure during the second quarter of 2003, the Company decided not to invest additional capital to repair the equipment and decided to abandon the manufacturing equipment. The Company began to purchase sodium hypochlorite from third party vendors during the second quarter of 2003 and will continue to do so in the future as it evaluates strategic alternatives for the business.

12.    Goodwill and Intangible Assets

The Company's intangible assets are included in other assets in the Consolidated Balance Sheets and consist principally of patents and trademarks. At June 30, 2003 and 2002, the gross carrying value of these intangible assets was approximately $3.1 million and $2.8 million, respectively, and the accumulated amortization was $0.9 million and $0.6 million, respectively. The Company's intangible assets are amortized on a straight-line basis over a period ranging up to 20 years. Amortization expense for intangible assets is estimated to be approximately $0.3 million in 2003 through 2005, $0.2 million in 2006 and $0.1 million in 2007. The change in the goodwill balance from December 31, 2002 to June 30, 2003 was principally due to foreign currency translation adjustments.

13.    Derivative Financial Instruments and Hedging Activity

On December 31, 2002, the Company entered into a series of U.S. dollar/euro forward foreign exchange contracts with the intent of offsetting the foreign exchange risk associated with the forecasted revenues related to an ongoing project. At June 30, 2003, the notional amount of outstanding forward foreign exchange contracts to exchange U.S. dollars for euros, which were designated as forecasted cash flow hedging instruments, was $11.9 million. The fair values of the forward contracts, based upon dealer quotations, are recorded as components of other current assets or other current liabilities, depending upon the amount of the valuation. At June 30, 2003, the fair value of these forward contracts of $0.7 million was recorded as a component of other current assets. The net unrealized gain of $0.6 million on the forward contracts that qualified as cash-flow hedging instruments was included in accumulated other comprehensive income. The Company expects these instruments to affect earnings over the next twenty-one months. To the extent that any portion of the hedge is determined to be ineffective, the related gain or loss is required to be included in income currently. For the three months ended June 30, 2003, the Company recognized a gain of approximately $0.1 million related to the ineffective portion of its forecasted cash flow hedge.

At June 30, 2003, the Company has also entered into U.S. dollar/Taiwan dollar foreign forward exchange contracts to hedge the balance sheet exposure related to an intercompany loan. At June 30, 2003, the notional amount of outstanding forward contracts to exchange Taiwan dollars for U.S. dollars, which were designated as fair value hedging instruments, was $1.5 million. The fair values of these forward contracts, based upon dealer quotations, are recorded as components of other current assets or current liabilities, depending on the amount of the valuation. At June 30, 2003, the fair value of these hedging instruments, which was immaterial, was recorded as a component of other current assets. The net unrealized gain on the instruments, which was immaterial, was recorded in income.

                                   Page -15-

At March 31, 2002, the Company's Italian subsidiary had outstanding U.S.dollar/euro options contracts with a notional amount of $10.5 million. The contracts were not entered into for trading purposes. In accordance with the restrictions set forth in SFAS No. 133, the contracts did not qualify for hedge accounting treatment. The fair value of the contracts of $1.4 million was recorded as a component of other current liabilities at March 31, 2002. These options contracts were closed in the second quarter of 2002.

14.    Subsequent Event

On July 29, 2003, the Company completed the acquisition of substantially all of the assets of CoolerSmart LLC ("CoolerSmart"), a limited liability company in the business of leasing point-of-use "bottleless" water coolers to commercial customers, primarily in the mid-Atlantic region. The assets acquired included CoolerSmart's coolers, customer contracts, motor vehicles, accounts receivable, and other tangible and intangible assets. The Company also assumed certain CoolerSmart's liabilities incurred in the ordinary course of business. The Company paid a purchase price of $7.0 million for the assets, subject to adjustment based on changes from the represented net asset value and number of active customer accounts.

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

The Company's critical accounting policies and estimates remain as described in the Annual Report on Form 10-K for the year ended December 31, 2002. These policies and estimates include the following clarification of the Company's accounting for its equity method income and loss on its equity investment in Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"). With respect to the Company's investment in Desalcott, in recognition of the fact that the Company has provided all of the cash equity funding for Desalcott, the Company has concluded that it would not be appropriate to recognize equity method losses based solely on its ownership interest in Desalcott. The Company holds 200 ordinary shares of Desalcott, representing a 40% ownership interest. The Company also loaned $10 million to Hafeez Karamath Engineering Services, Ltd. ("HKES"), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire 200 ordinary shares of Desalcott and thereby raise its existing equity interest in Desalcott from 100 to 300 ordinary shares. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott. In addition, the Company expects to finalize a $10 million loan to Desalcott in the third quarter of 2003 as an additional source of long-term financing. Accordingly, based on its aggregate economic interests in Desalcott, the Company records 100% of any net loss reported by Desalcott and 40% of any net income reported by Desalcott. In periods in which Desalcott has an accumulated loss (as opposed to retained earnings), the Company records 100% of any net income of Desalcott up to the amount of Desalcott's accumulated loss, and 40% of any net income reported thereafter by Desalcott.

The following discussion and analysis describes material changes in the Company's financial condition since December 31, 2002. The analysis of results of operations compares the three- and six-month periods ended June 30, 2003 with the comparable periods of the prior fiscal year.

Overview

The Company is a leading water purification company engaged worldwide in the supply of water and related activities and the supply of water treatment equipment through the use of proprietary separations technologies and systems. The Company's products and services are used by the Company or its customers to desalt brackish water and seawater, recycle and reclaim process water and wastewater, to treat water in the home, to manufacture and supply water treatment chemicals and ultrapure water, to process food products, and to measure levels of waterborne contaminants and pollutants. The Company's customers include industrial companies, consumers, municipalities and other


                                   Page -16-
governmental entities and utilities. The following discussion and analysis of financial condition and results of operations refers to the activities of the Company's four business groups, which comprise the Company's reportable operating segments. These groups are the Equipment Business Group (EBG), Ultrapure Water Group (UWG), Consumer Water Group (CWG) and Instrument Business Group (IBG). Within the existing business group structure, the Company has instituted a matrix-type organization which became effective at the beginning of 2002. Within each business group, the Company has begun to focus on "centers of excellence," which represent the application of treatment or separation technologies contained in The Ionics Toolbox(R) to solve certain application problems. These centers of excellence include desalination, reuse, surface water, microelectronics, pharmaceuticals and instruments, among others, and each represents a range of technology solutions to solve a related applications problem. The Company utilizes its water treatment and liquids separation expertise by employing its own proprietary products and other commodity products in the best integrated combination to solve customers' application problems.

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

The CWG segment provides home water units for the treatment of residential water. In July 2003, the CWG segment significantly expanded its pilot activities in the point-of-use "bottleless" water cooler market through an acquisition (see
Note 14 to Notes to Consolidated Financial Statements). Prior to the divestiture of the Aqua Cool Pure Bottled Water business in the U.S., U.K. and France on December 31, 2001, it was also engaged in the home and office delivery market for bottled water. The CWG segment also produces bleach-based cleaning products and automobile windshield wash solution. Trends in the consumer water market include increased consumer awareness of and the need for improved water quality, and reduced confidence in the quality of existing water supplies.

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

                                   Page -17-

The EBG segment pursues large-scale, long-term water treatment projects, typically through joint venture project companies in which the Company will hold a minority ownership interest. Such project companies are formed to own and operate larger scale desalination, reuse, or other projects in which the Company may participate in several ways, including: having an ownership interest (typically a minority interest) in the project company; selling the desalination, reuse, or other treatment system to the project company; and providing operating and maintenance services to the project company once the project facility commences operations. These projects often exceed $100 million in total cost and may involve multiple equity participants in the project company. The Company's participation in major projects through a minority interest in a project company structure generally mitigates the risks of engaging in such activities, and also provides the Company with potential long-term equity income from such investments, because these project companies typically enter into long-term concession agreements with their customers.

The Company is currently evaluating opportunities for reducing costs, which could include restructuring operations, consolidating facilities, and discontinuing or divesting certain operations. As a result, the Company may incur restructuring and/or impairment charges in the second half of the year, pending finalization of a plan for such actions and approval of the plan by the Board of Directors.

Restatement of Quarterly Financial Statements and Reclassifications

The Company's consolidated financial statements for the three and six months ended June 30, 2002 have been restated primarily as a result of intercompany transactions, including transactions between the Company and its French subsidiary that were erroneously recorded at the subsidiary level. See Note 2 to Notes to Consolidated Financial Statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2003 with the Three Months Ended
------------------------------------------------------------------------------
June 30, 2002
-------------

The Company reported consolidated revenues of $90.9 million and a net loss of $4.9 million for the second quarter of 2003, compared to consolidated revenues of $79.5 million and net income of $1.2 million for the second quarter of 2002. Results for the second quarter of 2002 included the operating results of the Company's majority-owned subsidiary, Ionics Enersave Engineering Sdn Bhd. ("Enersave"), which was divested in May 2002.

Revenues
--------
Total Company revenues of $90.9 million for the second quarter of 2003 increased $11.4 million, or 14.4%, from revenues of $79.5 million for the second quarter of 2002. Revenues during the second quarter of 2002 included $1.6 million of revenues from Enersave, which was divested in May 2002.

EBG revenues of $37.4 million in the second quarter of 2003 increased $1.5 million, or 4.1%, compared to revenues of $35.9 million in the second quarter of 2002. The increase in revenues was primarily attributable to EBG's Watertown, Massachusetts operations relating to sales of capital equipment to several domestic municipalities for surface water applications as well as the sale of disinfection products equipment in the Middle East. This increase was partially offset by lower revenues from the Zero Liquid Discharge ("ZLD") business.

UWG revenues of $23.6 million for the second quarter of 2003 decreased $1.8 million, or 7.2%, compared to revenues of $25.4 million for the second quarter of 2002. The decrease was primarily attributable to the absence in 2003 of revenues generated by the Company's Enersave subsidiary, which was divested in May 2002.

CWG revenues of $10.0 million for the second quarter of 2003 increased $1.3 million, or 14.7%, compared to revenues of $8.7 million for the second quarter of 2003. Revenue associated with CWG's automobile windshield wash solution and consumer bleach products increased due to increased volume, primarily as a result of the addition of several new customers. The increase in sales of consumer chemical products was offset by lower demand for home water treatment equipment as a result of economic conditions in the U.S.

IBG revenues of $6.9 million in the second quarter of 2003 increased $0.1 million, or 1.0%, compared to revenues of $6.8 million in the second quarter of 2002.

Revenues from sales to affiliated companies of $13.0 million in the second quarter of 2003 increased $10.4 million compared to revenues from affiliated companies of $2.6 million in the second quarter of 2002. The increase in revenues from affiliated companies primarily results from the sale of capital equipment to the Company's Kuwait joint venture company, Utilities Development Company W.L.L. ("UDC"), for the Kuwait wastewater treatment project.

                                   Page -18-

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

Cost of Sales
-------------
The Company's total cost of sales as a percentage of total revenue was 74.3% in the second quarter of 2003 compared to cost of sales as a percentage of total revenue of 69.1% for the second quarter of 2002. Accordingly, the resulting gross margin decreased to 25.7% in the second quarter of 2003 compared to 30.9% in the second quarter of 2002. Cost of sales as a percentage of total revenue increased in the second quarter of 2003 compared to the second quarter of 2002 for all four of the Company's business segments.

EBG's cost of sales as a percentage of revenue increased to 76.3% in the second quarter of 2003 from 73.9% in the second quarter of 2002. The increase in cost of sales as a percentage of revenue related primarily to cost overruns associated with several projects as well as costs associated with contract disputes concerning two completed ZLD projects.

UWG's cost of sales as a percentage of revenue increased to 76.6% in the second quarter of 2003 from 73.2% in the second quarter of 2002. The increase in cost of sales as a percentage of revenue primarily reflects cost overruns on several domestic projects.

CWG's cost of sales as a percentage of revenue increased to 67.5% in the second quarter of 2003 from 55.9% in the second quarter of 2002. The increase in the 2003 cost of sales as a percentage of revenue compared to the 2002 figure was primarily attributable to higher costs in the consumer bleach product line as a result of a production equipment failure, which required the Company to purchase sodium hypochlorite from third-party vendors. In addition, the Company recorded a $4.0 million impairment of long lived assets as a result of its decision to abandon the equipment during the second quarter of 2003. The Company will continue to purchase sodium hypochlorite from third-party vendors as it evaluates strategic alternatives for this business.

IBG's cost of sales as a percentage of revenue increased to 43.8% in the second quarter of 2003 from 37.9% in the second quarter of 2002, primarily as a result of a shift in instrument product mix towards lower margin instrument lines.

Cost of sales to affiliated companies as a percentage of revenue decreased to 85.9% in the second quarter of 2003 from 88.4% in the second quarter of 2002. The decrease in the second quarter of 2003 was primarily due to lower revenues from sales to the Company's affiliate, Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"). All intercompany profit on sales to Desalcott has been deferred. The decrease in costs of sales as a percentage of revenues was also due to the increase in equipment sales to UDC, for which the Company defers intercompany profit equal to its 25% equity ownership in UDC.

Operating Expenses
------------------
Research and development expenses as a percentage of revenue increased slightly during the second quarter of 2003 compared to the second quarter of 2002. The Company currently expects to continue to invest in new products and technologies at approximately the same level as in prior quarters.

Selling, general and administrative expenses increased $1.3 million to $22.8 million in the second quarter of 2003 from $21.5 million in the second quarter of 2002. The increase in selling, general and administrative costs in the second quarter of 2003 compared to the second quarter of 2002 was primarily attributable to increased pension costs due to plan amendments and changes in plan assumptions, increased professional services fees, and increased insurance costs.

                                   Page -19-

Impairment of Long-Lived Assets
-------------------------------
During the second quarter of 2003, the Company made a decision to abandon production equipment within the CWG segment that it had previously utilized to manufacture sodium hypochlorite. Accordingly, during the second quarter of 2003, the Company recorded a pre-tax asset impairment charge of approximately $4.0 million and began purchasing sodium hypochlorite from third-party vendors.

Interest Income and Interest Expense
------------------------------------
Interest income totaled $0.8 million in the second quarter of 2003 compared to $0.9 million in the second quarter 2002. Interest expense was $0.3 million in the second quarter of 2003 compared to $0.4 million in the second quarter of 2002.

Equity (Loss) Income
--------------------
Equity losses in affiliated companies amounted to $2.7 million in the second quarter of 2003 compared to equity income in the second quarter of 2002 of $0.8 million. The Company's equity income is derived primarily from its 20% equity interest in a Mexican joint venture company, its 40% equity interest in Desalcott, its equity interests in several joint ventures in the Middle East, and to a lesser extent from its other equity investments in affiliated companies. The decrease in equity income of $3.5 million in the second quarter of 2003 compared to the second quarter of 2002 was primarily related to increased losses reported by Desalcott. Desalcott's loss reported during the quarter included management fees and costs associated with the closing of long-term financing and the settlement of the construction contract dispute, income tax expense, as well as development costs associated with investigating potential new projects in Trinidad.

Income Tax (Benefit) Expense
----------------------------
For the three months ended June 30, 2003, the Company recorded income tax benefit of $2.9 million on a consolidated pre-tax loss before minority interest expense of $7.6 million, yielding an effective tax rate of 38%. For the three months ended June 30, 2002, the Company recorded income tax expense of $1.3 million on consolidated pre-tax income before minority interest of $2.7 million, yielding an effective tax rate of 48%. The change in the effective tax rate for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 resulted from changes in the overall level of consolidated pre-tax profit and the geographic mix of expected losses in several foreign subsidiaries, primarily France, for which the Company may not be able to realize future tax benefits.

Net (Loss) Income
-----------------
The Company's net loss amounted to $4.9 million in the second quarter of 2003 compared to net income of $1.2 million for the second quarter of 2002.

Comparison of the Six Months Ended June 30, 2003 with the Six Months Ended
--------------------------------------------------------------------------
June 30, 2002
-------------
The Company reported consolidated revenues of $179.1 million and a net loss of $4.3 million for the first six months of 2003 compared to consolidated revenues of $159.5 million and net income of $2.7 million for the first six months of 2002. Results for the Company's majority-owned Malaysian subsidiary, Enersave, are included in the results for 2002 through the date the subsidiary was divested of in May 2002.

Revenues
--------
Total Company revenues of $179.1 million for the first six months of 2003 increased $19.6 million, or 12.3%, from revenues of $159.5 million for the first six months of 2002. Revenues during the first six months of 2002 included $4.2 million of revenues from the Company's majority owned subsidiary, Enersave, which was divested in May 2002.

EBG revenues of $70.1 million for the first six months of 2003 decreased $0.9 million, or 1.2%, compared to revenues of $71.0 million for the first six months of 2002. The decrease in revenues was primarily attributable to reduced revenues from the ZLD business. This decrease was partially offset by new sales of capital equipment to several municipalities for surface water applications.

UWG revenues of $48.9 million for the first six months of 2003 decreased $1.3 million, or 2.6%, compared to revenues of $50.2 million for the first six months of 2002. The decrease in revenues was primarily attributable to the absence of revenues from the Company's Enersave subsidiary, which was divested in May 2002, partially offset by the growth in UWG's operations in Asia and Australia.

                                   Page -20-

CWG revenues of $20.8 million for the first six months of 2003 increased $1.5 million, or 8.0%, compared to revenues of $19.3 million for the first six months of 2002. Revenues associated with CWG's automobile windshield wash solution increased as a result of a severe winter in the Northeast, and consumer chemical product revenues also increased due to increased volume, primarily as a result of the addition of several new customers. The increase in sales of consumer chemical products was offset by lower demand for the home water treatment equipment as a result of economic conditions in the U.S.

IBG revenues of $14.6 million for the first six months of 2003 increased $1.2 million, or 9.0%, compared to revenues of $13.4 million for the first six months of 2002. The increase in revenues primarily results from increased sales to the pharmaceutical industry as well as continued growth in sales of consumable products and instrument services.

Revenues from sales to affiliated companies of $24.8 million for the first six months of 2003 increased $19.1 million compared to revenues from affiliated companies of $5.7 million for the first six months of 2002. The increase in revenues from affiliated companies primarily results from the sale of capital equipment to the Company's Kuwait joint venture company, UDC, for the Kuwait wastewater treatment project.

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

Cost of Sales
-------------
The Company's total cost of sales as a percentage of total revenue was 72.9% for the first six months of 2003 compared to cost of sales as a percentage of total revenue of 70.3% for the first six months of 2002. Accordingly, total gross margin decreased to 27.1% for the first six months of 2003 compared to 29.7% for the first six months of 2002. Cost of sales as a percentage of total revenue increased for the first six months of 2003 compared to the first six months of 2002 for all four of the Company's business segments.

EBG's cost of sales as a percentage of revenue increased to 74.2% for the first six months of 2003 from 73.5% for the first six months of 2002. The increase in cost of sales as a percentage of revenue relates primarily to cost overruns associated with several projects as well as legal costs associated with contract disputes concerning two completed ZLD projects, offset by the reduction of losses incurred by the Company's French subsidiary.

UWG's cost of sales as a percentage of revenue increased to 75.4% for the first six months of 2003 from 74.9% for the first six months of 2002. The increase in cost of sales as a percentage of revenue primarily reflected cost overruns on several domestic projects.

CWG's cost of sales as a percentage of revenue increased to 68.5% for the first six months of 2003 from 60.7% for the first six months of 2002. The increase in the 2003 cost of sales as a percentage of revenue compared to the 2002 figure was primarily attributable to higher costs in the consumer bleach product line as a result of a production equipment failure, which required the Company to purchase sodium hypochlorite from third-party vendors. In addition, the Company recorded a $4.0 million impairment of long-lived assets as a result of its decision to abandon the equipment during the second quarter of 2003. The Company will continue to purchase sodium hypochlorite from third-party vendors as it evaluates strategic alternatives for this business.

IBG's cost of sales as a percentage of revenue increased to 42.1% for the first six months of 2003 from 40.0% for the first six months of 2002. The increase in cost of sales as a percentage of revenue was primarily associated with the expansion of the field service force and expanded production capacity for consumable products.

Cost of sales to affiliated companies as a percentage of revenue decreased to 86.3% for the first six months of 2003 from 93.4% for the first six months of 2002. The decrease in the cost of sales for the first six months of 2003 was primarily due to lower revenues from sales to Desalcott. All intercompany profit on sales to Desalcott has been deferred. The decrease in costs of sales as a percentage of revenues was also due to the increase in equipment sales to UDC, for which the Company defers intercompany profit equal to its 25% equity ownership in UDC.

                                   Page -21-

Operating Expenses
------------------
Research and development expenses as a percentage of revenue increased slightly during the first six months of 2003 compared to the first six months of 2002. The Company currently expects to continue to invest in new products and technologies at approximately the same level as in prior quarters.

Selling, general and administrative expenses increased $4.0 million to $45.4 million for the first six months of 2003 from $41.4 million for the first six months of 2002. The increase in selling, general and administrative costs for the first six months of 2003 was primarily attributable to post-retirement obligations incurred in connection with the announced retirement of the Company's former Chief Executive Officer, increased pension costs due to plan amendments and changes in plan assumptions, increased professional services fees, and increased insurance costs.

Impairment of Long-Lived Assets
-------------------------------
During the second quarter of 2003, the Company made a decision to abandon production equipment within the CWG segment that it had previously utilized to manufacture sodium hypochlorite. Accordingly, during the second quarter of 2003, the Company recorded a pre-tax asset impairment charge of approximately $4.0 million and began purchasing sodium hypochlorite from third-party vendors.

Interest Income and Interest Expense
------------------------------------
Interest income totaled $1.5 million for the first six months of 2003 compared to $1.9 million for the first six months of 2002. Interest expense was $0.5 million for the first six months of 2003 compared to $0.9 million for the first six months of 2002.

Equity (Loss) Income
--------------------
Equity losses in affiliated companies amounted to $2.8 million for the first six months of 2003 compared to equity income of $1.7 million for the first six months of 2002. The Company's equity income is derived primarily from its 20% equity interest in a Mexican joint venture company, its 40% equity interest in Desalcott, its equity interests in several joint ventures in the Middle East, and to a lesser extent from its other equity investments in affiliated companies. The decrease in equity income of $4.5 million for the first six months of 2003 compared to the first six months of 2002 was primarily related to increased losses reported by Desalcott. Desalcott's losses were primarily a result of management fees and costs associated with the close of long-term financing and the settlement of the construction contract dispute, as well as development costs associated with investigating potential new projects in Trinidad.

Income Tax (Benefit) Expense
----------------------------
For the six months ended June 30, 2003, the Company recorded income tax benefit of $2.4 million on a consolidated pre-tax loss before minority interest expense of $6.4 million, yielding an annual effective tax rate of 38%. For the six months ended June 30, 2002, the Company recorded income tax expense of $2.2 million on consolidated pre-tax income before minority interest of $5.3 million, yielding an annual effective tax rate of 40.7%. The change in the effective tax rate for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 resulted from changes in the overall level of consolidated pre-tax profit and the geographic mix of expected losses in several foreign subsidiaries for which the Company may not be able to realize future tax benefits.

Net (Loss) Income
-----------------
The Company's net loss amounted to $4.3 million for the first six months of 2003, compared to net income of $2.7 million for the first six months of 2002.

Financial Condition

Net working capital increased $3.4 million during the first six months of 2003, while the Company's current ratio of 3.0 at June 30, 2003 increased from 2.9 at December 31, 2002.

At June 30, 2003, the Company had total assets of $608.9 million, compared to total assets of $608.0 million at December 31, 2002. Cash, cash equivalents and restricted cash decreased $13.3 million during the first six months of 2003, primarily reflecting payments of current accounts payable and funding requirements of the Kuwait wastewater project. At December 31, 2002, the Company had $4.3 million in restricted cash, reflecting advance payments for work to be performed on the Kuwait wastewater treatment facility, the restrictions on which expired during the first quarter of 2003.

                                   Page -22-

Net cash used by operating activities amounted to $6.8 million during the first six months of 2003. The primary uses of operating cash flow during the first six months of 2003 reflect a net increase in affiliate accounts receivable, primarily from continuing work on the Kuwait wastewater project, as well as equity loans made to UDC. Additionally, operating cash was used for reduction of accounts payable and accrued expenses, offset by non-cash charges for depreciation and impairment of long-lived assets, and a reduction of accounts receivable. In July 2003, the Company utilized $7.0 million in cash to purchase substantially all the assets of CoolerSmart LLC., a limited liability company in the business of leasing point-of-use "bottleless" water coolers.

Net cash used in investing activities amounted to $12.0 million during the first six months of 2003, reflected additions to property, plant and equipment, primarily related to investments made in the UWG segment for a build, own, and operate facility in the power industry. The Company currently expects to invest a similar amount in property, plant and equipment during the last six months of 2003.

Net cash provided by financing activities totaled $5.3 million during the first six months of 2003, primarily reflecting the expiration of the restriction on the use of cash which existed at December 31, 2002.

Other Commitments and Contingencies
-----------------------------------
From time to time, the Company enters into joint ventures with respect to specific projects, including the projects in Trinidad, Kuwait and Israel described below. Each joint venture arrangement is independently negotiated based on the specific facts and circumstances of the project, the purpose of the joint venture company related to the project, as well as the rights and obligations of the other joint venture partners. Generally, the Company has structured its project joint ventures so that the Company's obligation to provide funding to the underlying project or to the joint venture entity is limited to its proportional capital contribution, which can take the form of equity or subordinated debt. Except in situations that are negotiated with a specific joint venture entity as discussed below, the Company has no other commitment to provide for the joint venture's working capital or other cash needs. In addition, the joint venture entity typically obtains third-party debt financing for a substantial portion of the project's total capital requirements. In these situations, the Company is typically not responsible for the repayment of the indebtedness incurred by the joint venture entity. In connection with certain joint venture projects, the Company may also enter into contracts for the supply and installation of the Company's equipment during the construction of the project, for the operation and maintenance of the facility once it begins operation, or both. These commercial arrangements do not require the Company to commit to any funding for working capital or any other requirements of the joint venture company. As a result, the Company's exposure with respect to its joint ventures is typically limited to its debt and equity investments in the joint venture entity, the fulfillment of any contractual obligations it has to the joint venture entity and the accounts receivable owing to the Company from the joint venture entity.

Trinidad
--------
In 2000, the Company acquired 200 ordinary shares of Desalination Company of Trinidad and Tobago Ltd. ("Desalcott") for $10 million and loaned $10 million to Hafeez Karamath Engineering Services Ltd. ("HKES"), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire an additional 200 ordinary shares of Desalcott. Prior to those investments, HKES owned 100 ordinary shares of Desalcott. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott. In the second quarter of 2002, construction was completed on the first four (out of five) phases of the Trinidad desalination facility owned by Desalcott, and the facility commenced water deliveries to its customer, the Water and Sewerage Authority of Trinidad and Tobago.

The Company's $10 million loan to HKES is included in notes receivable, long-term in the Company's Consolidated Balance Sheets. The loan bears interest at a rate equal to 2% above the London Interbank Offered Rate (LIBOR), with interest payable (subject to availability of funds) starting October 25, 2002 and every six months thereafter and at maturity. Prior to maturity, accrued interest (as well as principal payments) is payable only to the extent dividends or other distributions are paid by Desalcott on the ordinary shares of Desalcott owned by HKES and pledged to the Company. Principal repayment is due in 14 equal installments commencing on April 25, 2004 and continuing semiannually thereafter. The loan matures and is payable in full on April 25, 2011. The loan is secured by a security interest in the shares of Desalcott owned by HKES and purchased with the borrowed funds, which is subordinate to the security interest in those shares in favor of the Trinidad bank that provided the financing for Desalcott. In addition, any dividends or other distributions paid by Desalcott to HKES on the pledged shares must be applied to loan payments to the Company.

                                   Page -23-

In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The bridge loan of $79.9 million and the $20 million equity provided to Desalcott did not provide sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing in the second quarter of 2003. Consequently, included in Desalcott's obligations at March 31, 2003 was approximately $30.1 million payable to the Company's Trinidad subsidiary for equipment and services purchased in connection with the construction of the facility. However, Desalcott had disputed certain amounts payable under the construction contract, and the parties made their dispute subject to the dispute resolution procedures of the contract.

In June 2003, Desalcott and the Company's Trinidad subsidiary resolved certain disputes under the construction contract, and reached agreement as to the final amount owing to the Company for completion of the first four phases of the project. As a result of this agreement, the Company will not realize approximately $2.7 million of the deferred profit on the construction project, and therefore reduced the related accounts receivable and deferred revenue balances by $2.7 million each. In June 2003, Desalcott entered into a long-term loan agreement with the Trinidad bank that had provided the bridge loan. In connection with the funding of the loan, Desalcott paid the Company's Trinidad subsidiary approximately $12 million of outstanding accounts receivable under the construction contract in July 2003. In addition, pursuant to a previous commitment made by the Company, the Company expects in the third quarter of 2003 to convert an additional $10 million of amounts owing under the construction contract into a loan to Desalcott as an additional source of long-term project financing. That loan will have a seven-year term and will be payable in 28 quarterly payments of principal and interest. The interest rate will be fixed at two percent (2%) above the interest rate payable by Desalcott on the U.S. dollar portion of its borrowings under its long-term loan agreement with the Trinidadian bank (the initial annual rate on the U.S. dollar portion was 8 1/2%). In the event of a default by Desalcott, Desalcott's obligations to the Company will be subordinated to Desalcott's obligations to the Trinidad bank.

As a result of the settlement of the construction contract dispute described above and Desalcott's $12 million payment to the Company's Trinidad subsidiary, together with the conversion of an additional $10 million of accounts receivable into a long-term note receivable as described above, the remaining amount due to the Company's Trinidad subsidiary from Desalcott for construction work on the first four phases of the project is approximately $6 million. This amount will be partially paid out of Desalcott's future cash flow from operations, and the balance from loan proceeds upon completion by the Company of certain "punch list" items, over a period of time estimated to be two years. In addition, Desalcott and the Company agreed that the Company's Trinidad subsidiary would complete the last phase (phase 5) of the project (which will increase water production capacity by approximately 9%) for a fixed price of $7.7 million. Work on phase 5 has commenced and is expected to be completed in the second quarter of 2004.

Kuwait
------
During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and construction of the project commenced. At June 30, 2003, the Company had invested a total of $6.7 million as equity and subordinated debt in UDC. The Company has commitments to make additional equity investments or issue additional subordinated debt to UDC of approximately $12.0 million over the next two years.

Israel
------
In 2001, the Company entered into agreements with an Israeli cooperative society and an Israeli corporation for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. During the second quarter of 2003, the Israeli cooperative society obtained the ownership interest in the Israeli corporation. On June 17, 2003, MDL finalized a concession contract originally entered into in August 2002 with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. In June 2003, MDL secured $8 million of debt financing for the project from an Israeli bank, and the Company has guaranteed repayment of 49% of the loan amount. In July 2003, the Company through its Israeli subsidiary currently anticipates making an equity investment of $1.3 million in MDL, for a 49% equity interest. This project is scheduled to be completed in the first half of 2004.

                                   Page -24-

In January 2002, the Company entered into agreements with two Israeli corporations giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). On October 28, 2002, CDL was awarded a concession agreement by the Israeli Water Desalination Agency (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. At December 31, 2002, the Company made an equity investment of $0.2 million in CDL. Additionally, at June 30, 2003 the Company had deferred costs of approximately $0.6 million relating to the engineering design and development work on the project. If CDL obtains long-term project financing, the Company has committed to make additional equity investments to CDL of approximately $9.7 million. The timing and amount of such investments will depend upon the terms of the long-term financing agreement. The terms of the concession agreement originally required that long-term financing be obtained by April 2003. CDL has been granted an extension to August 20, 2003 and has requested a further extension to obtain such financing. Although the Company currently anticipates that CDL will obtain long-term financing for the project, if CDL is unable to obtain such financing, the Company would expense its deferred costs relating to the construction project and its investment in CDL (estimated to be approximately $0.8 million by the time of the closing of the long-term financing). Additionally, the Company could incur its one-third proportionate share ($2.5 million) of liability under a $7.5 million performance bond issued on behalf of CDL. In August 2003, the Company entered into an agreement with the two other equity participants in CDL which would permit one of them to withdraw from the project subject to the approval of the WDA. Should the withdrawal of the partner be approved by theWDA, the Company's equity interest in CDL would increase from one-third to 50%, proportionately increasing its obligation under the performance bond, as well as increasing its required equity investment in the project.

Guarantees and Indemnifications
-------------------------------
In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees became applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified as of December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements. The following is a summary of the Company's agreements that have determined to be within the scope of FIN 45.

Under its By-laws, the Company has an obligation to indemnify its directors and officers to the extent legally permissible against liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer of the Company. The Company has obtained director and officer liability insurance policies that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of this insurance policy coverage, the estimated fair value of this indemnification is not material. This obligation to indemnify its directors and officers is grandfathered under the provisions of FIN 45 as it existed prior to December 31, 2002. Accordingly, the Company has not recorded any liabilities for these obligations as of June 30, 2003.

As part of past acquisitions and divestitures of businesses or assets, the Company made a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. The Company only provides such warranties or indemnifications after considering the economics of the transaction and the liquidity and credit risk of the other party in the transaction. Typically, certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but others may survive indefinitely. The warranty and indemnification obligations noted above were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. In addition, the Company has not made any similar warranty or indemnification obligations during the second quarter of 2003. Accordingly, the Company has not recorded any liabilities for these obligations as of June 30, 2003.

In April 2003, the Company reinstated and amended its domestic unsecured working capital credit facility with Fleet Bank. The terms of the facility, which expires on April 30, 2004, are substantially the same as that of the expired facility, except that at the request of the Company the maximum borrowings under the facility were reduced from $30.0 million to $15.0 million. Loans against the facility bear interest at the Prime Rate or LIBOR plus 1.25%, at the discretion of the Company. The facility includes certain financial convenants relating to liquidity levels, capital expenditures and consolidated tangible net worth. The Company also maintains several foreign lines of credit. The Company may borrow a total of $23.0 million under its domestic and international unsecured credit facilities. At June 30, 2003, the Company's total borrowings under all its existing credit facilities was $3.8 million.

                                   Page -25-

In addition, the Company maintains a $25.0 million credit line with another bank under which letters of credit are issued from time to time under commercial transactions for the benefit of customers and other parties with whom the Company does business. In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company's commitment to proceed with a project if it is the successful bidder. Performance bonds are typically issued for the benefit of the Company's customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. In the past, the Company has not incurred significant liabilities or expenses as a result of the use of these instruments. Approximately $128.5 million of these instruments were outstanding at June 30, 2003. Based on the Company's experience with respect to letters of credit, bid bonds and performance bonds, the Company believes the estimated fair value of the instruments entered into during the first six months of 2003 is not material. Accordingly, the Company has not recorded any liabilities for these instruments as of June 30, 2003.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This standard has had no material impact through June 30, 2003 as the Company has not enacted any exit or disposal activity to date.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amended SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of SFAS No. 148 are to be applied to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have an impact on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). This interpretation addresses the consolidation of certain variable interest entities
(VIEs) for which a controlling financial interest exists. FIN 46 applies immediately to financial interests obtained in VIEs after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a financial interest was obtained before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has a financial interest in certain entities that may be considered VIEs under FIN 46. The Company is currently evaluating the impact of FIN 46 on its Investments in Affiliated Companies, and if the Company determines that it has a controlling financial interest in any of these entities, consolidation may be required. The ultimate effect of adopting FIN 46 on the Company's financial position or results of operations has not yet been determined.

                                   Page -26-

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements to provide for more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective
(1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The ultimate effect of adopting SFAS No. 149 on the Company's financial position or results of operations has not yet been determined.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No.150"). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that there will be any impact to its financial statement presentation as a result of SFAS No. 150.

In May 2003, the FASB Emerging Issues Task Force finalized Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not believe that EITF 00-21 will have a material impact on the Company's financial position or results of operations.

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
----------------------------------------------------------------------------
Certain statements contained in this report, including, without limitation, statements regarding expectations as to the Company's future results of operations, statements in the "Notes to the Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements. Such statements are based on management's current views and assumptions and are neither promises or guarantees but involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations as described in such forward-looking statements. Among these factors are the matters described under "Risks and Uncertainties" contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as well as overall economic and business conditions; competitive factors, such as acceptance of new products and pricing pressures and competition from companies larger than the Company; risk of nonpayment of accounts receivable, including those from affiliated companies; risks associated with foreign operations; risks associated with joint venture entities, including their respective abilities to arrange for necessary long-term project financing; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, as described below under "Quantitative And Qualitative Disclosures About Market Risk"; fluctuations in the Company's quarterly results; and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made, and the Company disclaims any obligation to update, supplement or modify such statements in the event the facts, circumstances or assumptions underlying the statements change, or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments
----------------------
The Company enters into foreign exchange contracts including forwards, options and swaps. The Company's policy is to enter into such contracts only for the purpose of managing exposures and not for speculative purposes. The Company holds a series of U.S. dollar/euro forward contracts that were executed to


                                   Page -27-
offset the foreign exchange risk associated with forecasted revenues related to an ongoing project. As of June 30, 2003, the notional amount of the contracts was $11.9 million. The fair value of the forward contracts, which was $0.7 million at June 30, 2003, is recorded in the "Other current assets" section of the Consolidated Balance Sheets. End of period changes in the market value of the forward contracts that qualify as cash flow hedging contracts are recorded as a component of "Accumulated other comprehensive loss" in the "Stockholders' equity" section of the Consolidated Balance Sheets.

The Company also maintains foreign exchange forward contracts to hedge the balance sheet exposure related to an intercompany loan. At June 30, 2003, the fair value of the forward contracts, which was immaterial, was recorded in the "Other current assets" section of the Consolidated Balance Sheets. The end of period change in the fair market value of the contracts, which was immaterial, was recorded in "Selling, general and administrative" expenses. At June 30, 2003, a hypothetical change of 10% in exchange rates would change the fair value of the Company's portfolio of foreign exchange contracts by approximately $0.8 million.

Market Risk
-----------
The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate risk fluctuations, but the Company believes the risk is not material due to the short-term nature of these investments. At June 30, 2003, the Company had $5.1 million of short-term debt and $9.4 million of long-term debt outstanding. The major portion of this debt has fixed interest rates and is not subject to risk arising from interest rate variability. A hypothetical increase of 10% in interest rates for a one-year period would result in additional interest expense that would not be material in the aggregate. The Company's net foreign exchange currency gain was $1.0 million and $1.5 million for the three months ended June 30, 2003 and 2002, respectively. The Company's exposure to foreign currency exchange rate fluctuations is mitigated by the fact that the operations of its international subsidiaries are primarily conducted in their respective local currencies. Also, in certain situations, the Company enters into foreign exchange contracts to mitigate the impact of foreign exchange fluctuations.

Item 4.    Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's "disclosure controls and procedures" as of June 30, 2003. The Securities and Exchange Commission ("SEC") defines "disclosure controls and procedures" as a Company's controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company's disclosure controls and procedures as of June 30, 2003 were effective to provide reasonable assurances that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Between the evaluation date in May 2003 and the filing of this quarterly report, the Company implemented the following measures designed to address the deficiencies and material control weaknesses previously identified by the
Company's independent auditors in connection with the audit of the 2002 financial statements:

o To evaluate and strengthen its financial and accounting staff and their knowledge and understanding of key policies under U.S. generally accepted accounting principles and of their responsibilities;

     - conducted a Web-Based Controllers Conference which addressed key accounting policies, as well as responsibilities in the financial reporting process;
     - began a training program for corporate, segment and subsidiary management that is focused on U.S. generally accepted accounting principals (GAAP), including periodic testing and assessment;
     - hired an additional senior financial controller to oversee a significant foreign subsidiary.

o To improve monitoring controls to assure the prevention or detection of material accounting errors on a timely basis;

     - increased the scope and depth of reviews of quarterly consolidated and subsidiary financial statements performed by corporate financial management with segment and subsidiary controllers for the second quarter of 2003.

o To reduce the time necessary to collect and report financial and operating data by improving the timing and accuracy of forecasting and emphasizing more frequent reviews of the Company's balance sheets and reconciliation of intercompany balances;

     - improved and enhanced the subsidiary financial information data collection process, in addition to enhancing the financial statement review process as described above.

                                   Page -28-

o    To continue to update its accounting policies and procedures;

     - issued the first of two phases of the revised Financial Reporting Manual, which includes approximately 30 new and/or updated corporate accounting and financial reporting policies.

Other than these measures, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls between March 31, 2003 and the date of the filing of this quarterly report.

                                   Page -29-

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

The Company, its Chief Financial Officer, and its former Chief Executive Officer have been named as defendants in a class action lawsuit captioned Jerome Deckler
v. Ionics, Inc., et al., filed in the U.S. District Court, District of Massachusetts, in March 2003. Plaintiffs allege violations of the federal securities laws relating to the restatement of the Company's financial statements for the first and second quarters of 2002, announced in November 2002, and are seeking an unspecified amount of compensatory damages and their costs and expenses, including legal fees. The Company believes that the allegations in the lawsuit are without merit and intends vigorously to defend the litigation. While the Company believes that the litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

The Company and its wholly owned subsidiary, Sievers Instruments, Inc. ("Sievers"), have been named as defendants in a lawsuit captioned Aerocrine AB
v. Ionics, Inc. and Sievers Instruments, Inc., filed in the U.S. District Court, District of Maine, in July 2003. Plaintiff alleges that the Company and Sievers have infringed four patents owned by plaintiff relating to the measurement of nitric oxide in exhaled breath for medical diagnostic purposes, as a result of Sievers' manufacture and sale of an instrument for the detection of nitric oxide. Plaintiff is seeking an injunction, an unspecified amount of damages, and attorneys' fees and expenses. Plaintiff is also seeking to have two patents owned by Sievers relating to nitric oxide detection declared invalid. The Company believes that the activities carried out by Sievers do not infringe plaintiff's patents and that its own patents are valid. The Company and the plaintiff are currently engaged in discussions concerning a commercial resolution of the matter. If these discussions are not effective, the Company intends to defend this litigation. While the Company believes that the litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

Item 4.       Submission of Matters to a Vote of Security Holders

a)            The Annual Meeting of the Stockholders was held on May 7, 2003.
              Daniel I. C. Wang and Mark. S. Wrighton were reelected as Class II Directors for a three-year term. The number of votes cast for the election of the Class II Directors were as follows:

                                           For                        Withheld
                                           ---                        --------
              Daniel I. C. Wang            12,973,000                 1,093,927
              Mark S. Wrighton             12,971,618                 1,095,309

              At the meeting of the Board of Directors held immediately preceding the Annual Meeting of Stockholders on May 7, 2003, the Board voted, effective immediately following the conclusion of the Annual Meeting, to fix the number of Class I Directors at three, and to reassign and appoint John J. Shields as a Class II Director. As a result of these actions and the subsequent action of the stockholders, the Board of Directors has the following structure and composition:

              Class I Directors (terms expire at the 2005 Annual Meeting)
              -----------------

              Douglas R. Brown
              Arthur L. Goldstein
              Kathleen F. Feldstein

              Class II Directors (terms expire at the 2006 Annual Meeting)
              ------------------

              John J. Shields
              Daniel I. C. Wang
              Mark S. Wrighton



                                   Page -30-

              Class III Directors (terms expire at the 2004 Annual Meeting)
              -------------------

              Stephen L. Brown
              William K. Reilly
              Allen S. Wyett

b) The other matters submitted for stockholder approval were (i) adoption of the 2003 Non-Employee Directors Stock Option Plan, and
              (ii) the ratification of the selection of PricewaterhouseCoopers LLP as the Company's auditors for 2003. The following were cast in connection with these matters:

              i) Approval of 2003 Non-Employee Directors Stock Option Plan

                    Votes for:           11,083,532
                    Votes against:        2,900,209
                    Abstentions:             83,186

ii) Ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for 2003.

                    Votes for:           13,933,120
                    Votes against:          108,689
                    Abstentions:             25,118

Item 6.       Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit
No.      Description
-------  -----------
10.1 Employment Agreement dated as of April 1, 2003 between the Company and Douglas R. Brown.

10.2 Inducement Non-Qualified Stock Option Agreement dated as of April 1, 2003 between the Company and Douglas R. Brown (filed as Exhibit 4.3 to Registration Statement No. 333-107473 on Form S-8 effective July 30,
         2003).*

31.1     Rule 13a-14(a) Certification of Chief Executive Officer.

31.2     Rule 13a-14(a) Certification of Chief Financial Officer.

32.1     Section 1350 Certification of Chief Executive Officer.

32.2     Section 1350 Certification of Chief Financial Officer.
---------------------
* Incorporated herein by reference.

b) Reports on Form 8-K

       One report on Form 8-K was filed by the Company with the Securities and Exchange Commission during the three-month period ended June 30, 2003. This report, filed on May 6, 2003, reported under Item 9 the issuance by the Company of a press release reporting financial results for the first quarter of 2003, ended March 31, 2003. This item was reported under Item 7 of Form 8-K and, in lieu of availability to furnish information via EDGAR under Item 12, Item 9. A copy of the financial results press release was filed as Exhibit 99 to the Form 8-K.



                                   Page -31-

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      IONICS, INCORPORATED


Date: August 13, 2003         By: /s/Douglas R. Brown
                                  --------------------------------------
                                  Douglas R. Brown
                                  President and Chief Executive Officer
                                  (duly authorized officer)



Date: August 13, 2003         By: /s/Daniel M. Kuzmak
                                  ---------------------------------------
                                  Daniel M. Kuzmak
                                  Vice President and Chief Financial Officer
                                  (principal financial officer)




                                   Page -32-

                                  EXHIBIT INDEX


Exhibit
No.             Description
-------         -----------

 10.1 Employment Agreement dated as of April 1, 2003 between the Company and Douglas R. Brown.

 10.2 Inducement Non-Qualified Stock Option Agreement dated as of April 1, 2003 between the Company and Douglas R. Brown (filed as Exhibit 4.3 to Registration Statement No. 333-107473 on Form S-8 effective July 30,
        2003).

 31.1   Rule 13a-14(a) Certification of Chief Executive Officer.

 31.2   Rule 13a-14(a) Certification of Chief Financial Officer.

 32.1   Section 1350 Certification of Chief Executive Officer.

 32.2   Section 1350 Certification of Chief Financial Officer.