Form 10-K/A
period 2002-12-31
IONICS INC
filed 2003-10-02
CIK 52466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 02549

                                ----------------

                                   FORM 10-K/A

                          Amendment No. 3 to Form 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                  Yes _X      No ___

                                    Page -1-

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


                       DOCUMENTS INCORPORATED BY REFERENCE

On April 9, 2003 the Registrant filed a definitive proxy statement pursuant to Regulation 14A. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.



                                    Page -2-

                                EXPLANATORY NOTE

Ionics, Incorporated (the "Company") is filing this Amendment No. 3 to Form 10-K to amend its Annual Report on Form 10-K for the year ended December 31, 2002, originally filed on March 31, 2003 and amended on April 1, 2003 and June 26, 2003, to clarify the disclosure previously made with respect to Item 14 of Part III, "Controls and Procedures."

The Company hereby amends in its entirety Item 14 of Part III to read as follows:

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

In connection with the audit of its financial statements for 2002, the Company was advised by its independent auditors that certain of its internal controls had deficiencies and material control weaknesses. Throughout the first quarter of 2003 (including both during the period in which the audit was being conducted and after it had been completed but prior to the evaluation referred to below), the Company had been addressing the issues cited by its independent auditors. As discussed above, during this period, the Company's disclosure committee was functioning, the procedures requiring written quarterly certifications and representations from the head of each business group and the local controller of each business location had been instituted, and the Company had implemented the review procedures for major commercial projects, conducted numerous educational activities for its segment and divisional controllers and corporate accounting staff, and continued updating its accounting policies and procedures. During the first quarter of 2003 (but prior to the evaluation referred to below), the Company's senior management conducted detailed and intensive reviews of the Company's financial statements and related disclosures and matters identified by the independent auditors and internal auditors during their respective audit processes.

                                    Page -3-

With the goal of further improving the quality and timeliness of the information available to management, the Company is continuing to implement measures designed to address the deficiencies and weaknesses cited by its independent auditors as follows:

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

In March 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's "disclosure controls and procedures." The SEC defines "disclosure controls and procedures" as a company's controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on their evaluation of the Company's disclosure controls and procedures, the Company's then Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company's disclosure controls and procedures were substantially effective for these purposes as of the date of the evaluation. This conclusion reflected the certifying officers' determination, based on their evaluation as of the evaluation date, that these procedures were effective in recording, processing, summarizing and reporting the substantive information necessary for the Company to meet its reporting obligations on a timely basis but that the process could function more efficiently. The certifying officers believed that the efficiency of the process would benefit from the actions described above that were implemented prior to their evaluation. In addition, the certifying officers believe that implementation of additional measures designed to address the deficiencies and material control weaknesses cited by the Company's independent auditors as described in the preceding paragraph will further improve the efficiency of this process.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls between March 27, 2003 (the date of the above-referenced evaluation of such controls) and March 31, 2003 (the date of the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).


                                    Page -4-

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 10-K

Exhibit No.    Description
-----------    -----------

  31.0         Rule 13a-14(a)/15d-14(a) Certifications

               31.1     Rule 13a-14(a) Certification of Chief Executive Officer.

               31.2     Rule 13a-14(a) Certification of Chief Financial Officer.

  32.0         Section 1350 Certifications

               32.1     Section 1350 Certification of Chief Executive Officer.

               32.2     Section 1350 Certification of Chief Financial Officer.





                                    Page -5-

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  IONICS, INCORPORATED
                                  (Registrant)

Date:  October 2, 2003            By: /s/ Stephen Korn
                                      ----------------
                                  Stephen Korn
                                  Vice President and
                                  General Counsel





                                    Page -6-

                                  EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------

31.0         Rule 13a-14(a)/15d-14(a) Certifications

             31.1       Rule 13a-14(a) Certification of Chief Executive Officer.

             31.2       Rule 13a-14(a) Certification of Chief Financial Officer.

32.0         Section 1350 Certifications

             32.1       Section 1350 Certification of Chief Executive Officer.

             32.2       Section 1350 Certification of Chief Financial Officer.





                                    Page -7-

                                  EXHIBIT 31.1

                                 CERTIFICATIONS


I, Douglas R. Brown, certify that:

1. I have reviewed this Annual Report on Form 10-K, as amended, of Ionics, Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986];

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: October 2, 2003                               /s/ Douglas R. Brown
                                                    --------------------
                                                    Douglas R. Brown
                                                    Chief Executive Officer




                                    Page -8-

                                  EXHIBIT 31.2

                                 CERTIFICATIONS


I, Daniel M. Kuzmak, certify that:

1. I have reviewed this Annual Report on Form 10-K, as amended, of Ionics, Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986];

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: October 2, 2003                              /s/ Daniel M. Kuzmak
                                                   --------------------
                                                   Daniel M. Kuzmak
                                                   Vice President, Finance and
                                                   Chief Financial Officer




                                    Page -9-

                                  EXHIBIT 32.1

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Ionics, Incorporated (the "Company") on Form 10-K, as amended, for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas R. Brown, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                     /s/ Douglas R. Brown
                                                     --------------------
                                                     Douglas R. Brown
                                                     Chief Executive Officer
                                                     October 2, 2003




                                   Page -10-

                                  EXHIBIT 32.2

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Ionics, Incorporated (the "Company") on Form 10-K, as amended, for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel M. Kuzmak, Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                    /s/ Daniel M. Kuzmak
                                                    --------------------
                                                    Daniel M. Kuzmak
                                                    Vice President, Finance and
                                                    Chief Financial Officer
                                                    October 2, 2003