Form 10-Q/A
period 2003-03-31
IONICS INC
filed 2003-10-02
CIK 52466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                ----------------

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

           At March 31, 2003 the Company had 17,555,046 shares of Common Stock, par value $1.00 per share, outstanding.

                                EXPLANATORY NOTE

Ionics, Incorporated (the "Company") is filing this Amendment No. 1 to Form 10-Q to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2003, originally filed on May 15, 2003, to clarify the disclosure previously made with respect to Item 4 of Part I, "Controls and Procedures."

                                    Page -1-

The Company hereby amends in its entirety Item 4 of Part I to read as follows:

ITEM 4.  CONTROLS AND PROCEDURES

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

In connection with the audit of its financial statements for 2002, the Company was advised by its independent auditors that certain of its internal controls had deficiencies and material control weaknesses. Throughout 2003 (including both during the period in which the audit was being conducted and after it had been completed but prior to the evaluation referred to below), the Company had been addressing the issues cited by its independent auditors. As discussed above, during this period, the Company's disclosure committee was functioning, the procedures requiring written quarterly certifications and representations from the head of each business group and the local controller of each business location had been instituted, and the Company had implemented the review procedures for major commercial projects, conducted numerous educational activities for its segment and divisional controllers and corporate accounting staff, and continued updating its accounting policies and procedures. In connection with the preparation of the financial statements for the first quarter of 2003 (but prior to the evaluation referred to below), the Company's senior management conducted detailed and intensive reviews of those financial statements and related disclosures.

With the goal of further improving the quality and timeliness of the information available to management, the Company is continuing to implement measures designed to address the deficiencies and weaknesses cited by its independent auditors as follows:

o to evaluate and strengthen its financial and accounting staff and their knowledge and understanding of key policies under U.S. generally accepted accounting principles and of their responsibilities;
o to improve monitoring controls to assure the prevention or detection of material accounting errors on a timely basis;
o to reduce the time necessary to collect and report financial and operating data by improving the timing and accuracy of forecasting and emphasizing more frequent reviews of the Company's balance sheets and reconciliation of intercompany balances; and

                                    Page -2-

o    to continue to update its accounting policies and procedures.

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

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls between the date of the above-referenced evaluation of such controls and May 15, 2003 (the date of the filing of the Company's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2003).


                                    Page -3-

ITEM 6.  Exhibits and Reports on Form 8-K.

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






                                    Page -4-

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





                                    Page -5-

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

              31.2      Rule 13a-14(a) Certification of Chief Financial Officer.

   32.0       Section 1350 Certifications

              32.1      Section 1350 Certification of Chief Executive Officer.

              32.2      Section 1350 Certification of Chief Financial Officer.



                                    Page -6-

                                  EXHIBIT 31.1

                                 CERTIFICATIONS


I, Douglas R. Brown, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q, as amended, of Ionics, Incorporated;

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


Date: October 2, 2003                                    /s/ Douglas R. Brown
                                                         --------------------
                                                         Douglas R. Brown
                                                         Chief Executive Officer


                                    Page -7-

                                  EXHIBIT 31.2

                                 CERTIFICATIONS


I, Daniel M, Kuzmak, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q, as amended, of Ionics, Incorporated;

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




                                    Page -8-

                                  EXHIBIT 32.1

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Ionics, Incorporated (the "Company") on Form 10-Q, as amended, for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas R. Brown, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                    Page -9-

                                  EXHIBIT 32.2

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Ionics, Incorporated (the "Company") on Form 10-Q, as amended, for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel M. Kuzmak, Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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