Form 10-Q
period 2003-09-30
IONICS INC
filed 2003-11-13
CIK 52466

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

                                       or

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

At October 31, 2003 the Company had 17,763,811 shares of Common Stock, par value $1.00 per share, outstanding.



                                      -0-



                                                   IONICS, INCORPORATED
                                                        FORM 10-Q
                                              FOR QUARTER ENDED September 30, 2003




                                                          INDEX
                                                                                                              PAGE

PART I -        FINANCIAL INFORMATION

                Item 1.     Financial Statements                                                               2

                            Consolidated Statements of Operations
                                Three and Nine Months Ended September 30, 2003 and 2002                        2

                            Consolidated Balance Sheets
                                September 30, 2003 and December 31, 2002                                       3

                            Consolidated Statements of Cash Flows
                                Nine Months Ended September 30, 2003 and 2002                                  4

                            Notes to Consolidated Financial Statements                                         5

                Item 2.     Management's Discussion and Analysis of Financial Condition

                            and Results of Operations                                                          19

                Item 3.     Quantitative and Qualitative Disclosures about Market Risk                         35

                Item 4.     Controls and Procedures                                                            35


PART II -       OTHER INFORMATION


                Item 1.     Legal Proceedings                                                                  37

                Item 6.     Exhibits and Reports on Form 8-K                                                   37

                SIGNATURES                                                                                     38

                EXHIBIT INDEX                                                                                  39



                                                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                      IONICS, INCORPORATED
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                          (Amounts in thousands, except per share amounts)

                                                                      Three months ended        Nine months ended
                                                                         September 30,            September 30,
                                                                   ----------------------   ----------------------

                                                                      2003        2002         2003         2002
                                                                   ----------  ----------   ---------    ---------


Revenues:
     Equipment Business Group                                      $ 39,272    $ 41,438    $ 109,386    $ 112,430
     Ultrapure Water Group                                           26,662      25,169      75,526       75,354
     Consumer Water Group                                             6,447       6,558      17,880       18,739
     Instrument Business Group                                        7,112       6,990      21,671       20,344
     Affiliated companies                                            11,135       3,330      35,918        9,022
                                                                  ----------  ----------   ---------    ---------

                                                                     90,628      83,485     260,381      235,889
                                                                 ----------  ----------   ---------    ---------

Costs and expenses:
     Cost of sales of Equipment Business Group                       34,970      31,491      86,987       83,667
     Cost of sales of Ultrapure Water Group                          21,561      20,038      58,427       57,649
     Cost of sales of Consumer Water Group                            4,492       3,198       9,521        8,444
     Cost of sales of Instrument Business Group                       3,027       2,983       9,150        8,320
     Cost of sales to affiliated companies                            9,575       2,978      30,958        8,294
     Research and development                                         1,784       1,617       5,515        4,832
     Selling, general and administrative                             24,732      21,209      69,752       62,179
     Restructuring and impairment of long-lived assets                4,997           -       4,997            -
     Impairments of goodwill                                         12,731           -      12,731            -
                                                                  ----------  ----------   ---------    ---------

                                                                    117,869      83,514     288,038      233,385
                                                                  ----------  ----------   ---------    ---------

(Loss) income from operations                                       (27,241)        (29)    (27,657)       2,504

Interest income                                                         679         807       2,221        2,668
Interest expense                                                       (254)       (338)       (741)      (1,274)
Equity income (loss)                                                     43         722      (2,800)       2,396
                                                                  ----------  ----------   ---------    ---------

(Loss) income from continuing operations before gain                (26,773)      1,162     (28,977)       6,294
     sale, income tax and minority interest expense

Gain on sale of Aqua Cool                                               457           -         457            -

Income tax (benefit) expense                                         (8,260)        492      (9,076)       2,584
                                                                  ----------  ----------   ---------    ---------


(Loss) income from continuing operations before
     minority interest expense                                      (18,056)        670     (19,444)       3,710

Minority interest expense                                               249         283         634          708
                                                                   ----------  ----------   ---------    ---------

(Loss) income from continuing operations                            (18,305)        387     (20,078)       3,002

Discontinued operations:
     (Loss) income from operations                                     (558)        (46)     (4,745)         164
     (Loss) on disposal                                              (5,502)          -      (5,502)           -
     Income tax (benefit) expense                                    (2,333)        (18)     (3,945)          63
                                                                   ----------  ----------   ---------    ---------

(Loss) income from discontinued operations, net of tax               (3,727)          (28)    (6,302)           101

                                                                   ----------  ----------   ---------    ---------

Net (loss) income                                                  $ (22,032)      $ 359    $ (26,380)    $ 3,103
                                                                   ==========  ==========   =========    =========


Basic and diluted (loss) earnings per share
     from continuing operations                                      $ (1.03)     $ 0.02     $ (1.14)      $ 0.17

Basic and diluted (loss) earnings per share
     from discontinued operations                                      (0.21)      (0.00)      (0.36)        0.01

                                                                   ----------  ----------   ---------    ---------

Basic and diluted net (loss) earnings per share                      $ (1.24)     $ 0.02     $ (1.50)      $ 0.18
                                                                   ==========  ==========   =========    =========

Shares used in basic (loss) earnings per share calculations           17,699      17,552      17,607       17,537
                                                                   ==========  ==========   =========    =========

Shares used in diluted (loss) earnings per share calculations         17,699       17,597      17,607       17,694
                                                                   ==========  ==========   =========    =========

The accompanying notes are an integral part of these consolidated financial statements.



                                              IONICS, INCORPORATED
                                           CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
                                (Amounts in thousands, except share and par value amounts)

                                                                           September 30,    December 31,
                                                                               2003             2002
                                                                           --------------   --------------

ASSETS
Current assets:
     Cash and cash equivalents                                                 $ 130,208        $ 136,044
     Restricted cash                                                                   -            4,250
     Short-term investments                                                        1,055              958
     Accounts receivable, net                                                     82,432           92,715
     Notes receivable                                                              6,626            6,645
     Receivables from affiliated companies                                        28,680           23,642
     Inventories:
         Raw materials                                                            14,690           17,706
         Work in process                                                           5,811            6,607
         Finished goods                                                            5,643            6,363
                                                                           --------------   --------------
                                                                                  26,144           30,676
     Deferred income taxes                                                        17,820           14,664
     Other current assets                                                         14,496           11,795
     Assets from discontinued operations                                           9,044           20,637
                                                                           --------------   --------------

         Total current assets                                                    316,505          342,026

Receivables from affiliated companies, long-term                                  19,490           11,740
Notes receivable, long-term                                                       26,631           24,718
Investments in affiliated companies                                               19,918           22,618
Property, plant and equipment:
     Land                                                                          5,663            5,527
     Buildings                                                                    42,330           40,179
     Machinery and equipment                                                     275,726          259,471
     Other, including furniture, fixtures and vehicles                            36,272           31,742
                                                                           --------------   --------------

                                                                                 359,991          336,919
     Less accumulated depreciation                                               188,313          170,124
                                                                           --------------   --------------

                                                                                 171,678          166,795

Goodwill                                                                           7,485           20,118
Deferred income taxes, long-term                                                  17,244           12,591
Other assets                                                                      12,433            7,407
                                                                           --------------   --------------

         Total assets                                                          $ 591,384        $ 608,013
                                                                           ==============   ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current portion of long-term debt                         $ 5,677          $ 4,134
     Accounts payable                                                             28,141           35,678
     Deferred revenue and advances from affiliated companies                       7,833            4,308
     Income taxes payable                                                         26,226           25,692
     Other current liabilities                                                    48,383           43,870
     Liabilities from discontinued operations                                      1,246              486
                                                                           --------------   --------------

         Total current liabilities                                               117,506          114,168

Long-term debt and notes payable                                                   8,797            9,670
Deferred income taxes                                                             32,294           35,337
Deferred revenue from affiliated companies                                         4,011            4,662
Other liabilities                                                                  4,870            6,023

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $1.00, authorized
     shares: 55,000,000 at September 30, 2003 and December 31, 2002;
     issued: 17,736,011 at September 30, 2003 and 17,555,046 at
        December 31, 2002                                                         17,736           17,555
     Additional paid-in capital                                                  193,921          190,417
     Retained earnings                                                           220,729          247,109
     Accumulated other comprehensive loss                                         (8,480)         (16,928)
                                                                           --------------   --------------

         Total stockholders' equity                                              423,906          438,153
                                                                           --------------   --------------

         Total liabilities and stockholders' equity                            $ 591,384        $ 608,013
                                                                           ==============   ==============


The accompanying notes are an integral part of these consolidated financial statements.



                                            IONICS, INCORPORATED
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                            (Amounts in thousands)


                                                                                   Nine months ended
                                                                                     September 30,
                                                                             ------------------------------

                                                                                   2003             2002
                                                                             --------------   -------------

Operating activities:
     Net (loss) income                                                           $ (26,380)        $ 3,103
     Less: (Loss) income from discontinued operations                               (2,918)            101
             Loss on disposal of discontinued operations                            (3,384)              -
                                                                             --------------   -------------

     (Loss) income from continuing operations                                      (20,078)          3,002
     Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities:
        Depreciation                                                                18,446          16,183
        Amortization of intangibles                                                    426             227
        Impairment of long-lived assets                                              2,499               -
        Impairment of goodwill                                                      12,731               -
        Provision for losses on accounts and notes receivable                        3,199             791
        Equity in losses (earnings) of affiliates                                    2,800          (2,396)
        Changes in assets and liabilities:
           Notes receivable                                                           (610)         (5,251)
           Accounts receivable                                                      11,624          36,654
           Receivables from affiliated companies                                   (14,386)        (25,720)
           Inventories                                                               5,758          (2,135)
           Other current assets                                                     (2,200)          3,927
           Investments in affiliated companies                                       1,116           3,937
           Deferred income taxes                                                    (8,491)         (3,038)
           Accounts payable and accrued expenses                                    (7,798)        (17,146)
           Customer deposits                                                         1,377          10,493
           Deferred revenue and advances from affiliated companies                   2,869             402
           Income taxes payable                                                     (3,999)        (25,637)
           Other                                                                    (3,206)           (869)
                                                                             --------------   -------------

             Net cash provided by (used in) operating activities                     2,077          (6,576)
                                                                             --------------   -------------

Investing activities:
     Additions to property, plant and equipment                                    (18,345)        (24,350)
     Disposals of property, plant and equipment                                        281           1,782
     Additional investments in affiliates                                           (1,575)              -
     Acquisitions, net of cash acquired                                             (7,092)         (1,035)
     Sales of short-term investments                                                    12              90
                                                                             --------------   -------------

             Net cash used in investing activities                                 (26,719)        (23,513)
                                                                             --------------   -------------

Financing activities:
     Restricted cash                                                                 4,250               -
     Principal payments on current debt                                             (4,662)        (73,764)
     Proceeds from borrowings of current debt                                        5,135          61,068
     Principal payments on long-term debt                                             (864)           (727)
     Proceeds from borrowings of long-term debt                                          -           1,334
     Proceeds from issuance of common stock                                              -              60
     Proceeds from issuance of stock under stock option plans                        3,377           1,661
                                                                             --------------   -------------

             Net cash provided by (used in) financing activities                     7,236         (10,368)
                                                                             --------------   -------------

Effect of exchange rate changes on cash                                              5,519           4,362
                                                                             --------------   -------------

Net cash used in continuing operations                                             (11,887)        (36,095)
Net cash provided by discontinued operations                                         6,051           1,762
                                                                             --------------   -------------

Net change in cash and cash equivalents                                             (5,836)        (34,333)
Cash and cash equivalents at beginning of period                                   136,044         178,283
                                                                             --------------   -------------

Cash and cash equivalents at end of period                                       $ 130,208       $ 143,950
                                                                             ==============   =============



The accompanying notes are an integral part of these consolidated financial statements.

                              IONICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation


The accompanying consolidated quarterly financial statements of Ionics, Incorporated (the "Company") are unaudited; however, in the opinion of the management of the Company, all adjustments have been made that are necessary for a fair statement of the Company's consolidated financial position, results of operations and cash flows for each period presented. The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year or any future period.


The accompanying financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's financial statements for the year ended December 31, 2002. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the Company's audited financial statements as of and for the year ended December 31, 2002 have been omitted from these financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. These financial statements should be read in conjunction with the Company's 2002 Annual Report as filed on Form 10-K (the "2002 Form 10-K") with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentations with no impact on net income.

2.   Stock Plans

Options for the purchase of the Company stock are granted to officers, directors and key employees under various stock option agreements. The Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, for options with an exercise price less than the fair market value of the stock at the date of grant, if any, stock-based compensation is measured as the difference between the option exercise price and fair market value of the stock at the date of grant and is charged to operations over the expected period of benefit to the Company. For the three and nine months ended September 30, 2003 and 2002, no stock-based compensation expense is reflected in net income.

The following table illustrates the pro forma effect on net (loss) income and basic and diluted (loss) earnings per share if the Company had applied the fair value method of accounting for stock options and other equity instruments as defined by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

                                                                                             For the three months ended
(Amounts in thousands, except per share amounts)                                                  September 30,
                                                                                             -------------------------

                                                                                                2003          2002
                                                                                             ------------  -----------

(Loss) income from continuing operations, as reported                                          $ (18,305)       $ 387
Loss from discontinued operations, net, as reported                                               (3,727)         (28)
                                                                                             ------------  -----------

Net (loss) income, as reported                                                                 $ (22,032)       $ 359

Less:  Stock-based employee compensation expense determined
       under fair value method for all awards, net of related tax effects                         (1,277)        (717)
                                                                                             ------------  -----------

Pro forma net loss                                                                             $ (23,309)      $ (358)
                                                                                             ============  ===========


(Loss) earnings per basic share from continuing operations, as reported                          $ (1.03)      $ 0.02
Loss per basic share from discontinued operations, net, as reported                                (0.21)           -
                                                                                             ------------  -----------

Net (loss) earnings per basic share, as reported                                                 $ (1.24)      $ 0.02
                                                                                             ============  ===========

Net loss per basic share, pro forma                                                              $ (1.32)     $ (0.02)
                                                                                             ============  ===========


(Loss) earnings per diluted share from continuing operations, as reported                        $ (1.03)      $ 0.02
Loss per diluted share from discontinued operations, net, as reported                              (0.21)           -
                                                                                             ------------  -----------

Net (loss) earnings per diluted share, as reported                                               $ (1.24)      $ 0.02
                                                                                             ============  ===========

Net loss per diluted share, pro forma                                                            $ (1.32)     $ (0.02)
                                                                                             ============  ===========


                                                                                             For the nine months ended
(Amounts in thousands, except per share amounts)                                                  September 30,
                                                                                             -------------------------

                                                                                                2003          2002
                                                                                             ------------  -----------

(Loss) income from continuing operations, as reported                                          $ (20,078)     $ 3,002
(Loss) income from discontinued operations, net, as reported                                      (6,302)         101
                                                                                             ------------  -----------

Net (loss) income, as reported                                                                 $ (26,380)     $ 3,103

Less:  Stock-based employee compensation expense determined
       under fair value method for all awards, net of related tax effects                         (3,698)      (1,883)
                                                                                             ------------  -----------

Pro forma net (loss) income                                                                    $ (30,078)     $ 1,220
                                                                                             ============  ===========


(Loss) earnings per basic share from continuing operations, as reported                          $ (1.14)      $ 0.17
(Loss) earnings per basic share from discontinued operations, net, as reported                     (0.36)        0.01
                                                                                             ------------  -----------

Net (loss) earnings per basic share, as reported                                                 $ (1.50)      $ 0.18
                                                                                             ============  ===========

Net (loss) earnings per basic share, pro forma                                                   $ (1.71)      $ 0.07
                                                                                             ============  ===========

(Loss) earnings per diluted share from continuing operations, as reported                        $ (1.14)      $ 0.17
(Loss) earnings per diluted share from discontinued operations, net, as reported                   (0.36)        0.01
                                                                                             ------------  -----------

Net (loss) earnings per diluted share, as reported                                               $ (1.50)      $ 0.18
                                                                                             ============  ===========

Net (loss) earnings per diluted share, pro forma                                                 $ (1.71)      $ 0.07
                                                                                             ============  ===========


Since the options vest over several years and because additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future periods.

The fair value of each option granted during the first nine months of 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                  For the three months ended For the nine months ended
                                                                       September 30,              September 30,
                                                                  -------------------------  -------------------------

                                                                    2003          2002          2003          2002
                                                                  ----------   ------------  ------------  -----------

Expected term (years)                                                     6              6             6            6
Volatility                                                             41.4           42.2          41.4         42.2
Risk-free interest rate (zero coupon U.S. treasury note)              3.77%          3.61%         3.42%        3.68%
Dividend yield                                                         None           None          None         None

3.   Discontinued Operations

On August 14, 2003, the Company's management and Board of Directors approved a plan of disposition to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, MA, which is part of the Company's Consumer Water Group segment. Accordingly, the Company's consolidated financial statements and notes reflect this business as a discontinued operation in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The loss from discontinued operations of $3.7 million, or $6.1 million on a pre-tax basis, recorded in the three months ended September 30, 2003 includes losses from operations of $0.6 million and an estimated loss on disposal of $5.5 million, reflecting asset impairment charges to write down the carrying value of these assets to their estimated fair value less costs to sell. The Company expects to complete the sale within the next twelve months. The loss from discontinued operations of $6.3 million, or $10.2 million on a pre-tax basis, recorded for the nine months ended September 30, 2003, includes losses from operations of $4.7 million and an estimated loss on disposal of $5.5 million, which includes an asset impairment charge of $4.0 million recorded during the second quarter attributable to certain sodium hypochlorite manufacturing equipment.

The summary of operating results from discontinued operations is as follows:

                                                           Three months ended             Nine months ended
                                                              September 30,                  September 30,
                                                       ---------------------------    ---------------------------

                                                          2003           2003            2003           2002
                                                       ------------   ------------    ------------   ------------


Net sales                                                  $ 4,564        $ 3,302        $ 13,952       $ 10,400
Gross margin                                                (1,729)            91          (1,581)           731
                                                       ============   ============    ============   ============


(Loss) income from discontinued operations,
     before income tax                                      $ (558)         $ (46)       $ (4,745)         $ 164
Income tax (benefit) expense                                  (215)           (18)         (1,827)            63
                                                       ------------   ------------    ------------   ------------


(Loss) income from discontinued operations,
     net of tax                                             $ (343)         $ (28)       $ (2,918)         $ 101
Loss on disposal of discontinued operations,
     net of tax                                              3,384              -           3,384              -
                                                       ------------   ------------    ------------   ------------


(Loss) income from discontinued operations,
     net of tax                                           $ (3,727)         $ (28)       $ (6,302)         $ 101
                                                       ============   ============    ============   ============

Assets and liabilities from discontinued operations at September 30, 2003 and December 31, 2002 consisted of the following:
                                             September 30,         December 31,
                                                 2003                  2002
                                           ------------------    ---------------

Current assets                                       $ 4,486           $ 7,351
Non-current assets                                     4,558            13,286
                                           -----------------     ---------------
Assets from discontinued operations                  $ 9,044          $ 20,637
                                           ==================    ===============

Liabilities from discontinued operations             $ 1,246            $ 486
                                           ==================    ===============

Current assets include cash and cash equivalents, accounts and notes receivable, inventory and other current assets. Non-current assets include property, plant and equipment, intangible assets and other assets. Liabilities consist of accounts payable and accrued expenses.

4.   Restructuring and Impairment of Long-Lived Assets


On September 3, 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program will consolidate the Company's sales, engineering, manufacturing and accounting functions, which are currently spread among numerous reporting entities, into several regional centers in the United States, Europe and Asia. The Company also announced plans to eventually consolidate the Equipment Business Group segment ("EBG") and the Ultrapure Water Group segment ("UWG") into a single business group and plans to divest the Elite Consumer Products division in Ludlow, MA, and shut down operations at the Company's Ionics Watertec facility in Australia and its European Home Water activities.

As a result of the above decisions, the Company recorded restructuring charges of approximately $2.5 million in the third quarter of 2003 relating to employee severance costs for the elimination of approximately 150 positions. At September 30, 2003, substantially all of the employees whose employment was terminated as a result of these restructuring activities had left the Company. At September 30, 2003, the Company has approximately $1.6 million accrued for restructuring costs associated with employee severance arrangements and expects the remainder of the payments to be made during the fourth quarter of 2003.

During the third quarter of 2003, the Company recorded an impairment charge relating to production equipment within the EBG segment that it had previously expected to operate for a manufacturer of lactic acid in the food industry under a build-own-operate contract. During the third quarter, the Company's customer began the process of filing for bankruptcy protection. Accordingly, the Company recorded a pre-tax asset impairment charge of approximately $2.5 million associated with the remaining carrying value of the equipment as the Company does not expect to recover the asset or receive any future payments.


5.   Goodwill and Intangible Assets

Impairment of Goodwill

SFAS No. 142, "Goodwill and Other Intangible Assets," provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business outlook. During the third quarter of 2003, as a result of significant changes in business outlook which resulted in the Company's restructuring program, the Company conducted an interim impairment test of the goodwill related to certain of its reporting units as of September 30, 2003. Based upon its preliminary assessment, the Company concluded that the carrying value of the assets and liabilities associated with its RCC, Ahlfinger and Separatech reporting units exceeded their fair value and accordingly recorded a $12.7 million goodwill impairment charge ($6.8 million at RCC, $3.7 million at Ahlfinger and $2.2 million at Separatech). The impairment charge, representing the entire goodwill balance for these reporting units, was estimated by comparing the implied fair value of the goodwill associated with these reporting units to their carrying values. Adjustments, if any, arising from the finalization of the reporting units' valuation for purposes of goodwill impairment testing will be recorded during the fourth quarter of 2003. The fair value of the reporting units was estimated utilizing the expected present value of future cash flows.

Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 and 2002 are as follows:


                                           Equipment    Ultrapure    Consumer    Instrument
                                           Business     Business       Water      Business
Dollars in thousands                         Group        Group        Group       Group      Corporate      Total
                                          ----------------------------------------------------------------------------

Balance December 31, 2001                    $ 11,360      $ 7,054        $ 541         $ -          $ -     $ 18,955

                                                                                                                    -
Cumulative translation adjustment/other           159            5          321           -            -          485
----------------------------------------------------------------------------------------------------------------------

Balance September 30, 2002                   $ 11,519      $ 7,059        $ 862         $ -          $ -     $ 19,440
                                          ============================================================================



Balance December 31, 2002                    $ 11,623      $ 7,633        $ 862         $ -          $ -     $ 20,118

Impairment losses                              (8,981)      (3,750)           -           -            -      (12,731)
Cumulative translation adjustment/other           199         (101)           -           -            -           98
----------------------------------------------------------------------------------------------------------------------

Balance September 30, 2003                    $ 2,841      $ 3,782        $ 862         $ -          $ -      $ 7,485
                                          ============================================================================


Intangible Assets

The Company's intangible assets are included in other assets in the Consolidated Balance Sheets and consist principally of patents, trademarks and customer lists. At September 30, 2003 and 2002, the gross carrying value of intangible assets was approximately $8.3 million and $2.7 million, respectively, and the accumulated amortization was $1.2 million and $0.6 million, respectively. The increase in intangible assets during the third quarter of 2003 primarily reflects the acquired intangible assets of CoolerSmart, LLC (see Note 14), which are primarily being amortized over a period of eight years. Substantially all of the Company's intangible assets are amortized on a straight-line basis over various periods ranging up to 20 years. Amortization expense for intangible assets is estimated to be approximately $0.8 million in 2003, $1.1 million in 2004 and 2005, $1.0 million in 2006 and $0.8 million in 2007.


6.   Equity Income (Loss) in Affiliated Companies

The Company accounts for investments in affiliates that represent 20% to 50% ownership of the equity securities of the affiliate under the equity method of accounting. Under the equity method, the Company records its proportionate share of the earnings or losses of the affiliates in equity income (loss). With respect to the Company's investment in the Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), in recognition of the fact that the Company has provided all of the cash equity funding for Desalcott, the Company has concluded that it would not be appropriate to recognize equity method losses based solely on its ownership interest in Desalcott. The Company holds 200 ordinary shares of Desalcott, representing a 40% ownership interest. The Company also loaned $10 million to Hafeez Karamath Engineering Services, Ltd. ("HKES"), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire 200 ordinary shares of Desalcott and thereby raise its existing equity interest in Desalcott from 100 to 300 ordinary shares. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott. In addition, the Company made a $10 million loan to Desalcott in the third quarter of 2003 as an additional source of long-term financing. Accordingly, based on its aggregate economic interests in Desalcott, the Company records 100% of any net loss reported by Desalcott and 40% of any net income reported by Desalcott. In periods in which Desalcott has an accumulated loss (as opposed to retained earnings), the Company records 100% of any net income of Desalcott up to the amount of Desalcott's accumulated loss, and 40% of any net income reported thereafter by Desalcott.

7.   Income Taxes


For the nine months ended September 30, 2003, the Company recorded an income tax benefit of $9.1 million on a consolidated pre-tax loss from continuing operations before minority interest expense of $28.5 million, yielding an annual effective tax rate of 31.8%. For the nine months ended September 30, 2002, the Company recorded income tax expense of $2.6 million on consolidated pre-tax income from continuing operations before minority interest of $6.3 million, yielding an annual effective tax rate of 41.1%. The change in the effective tax rate for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 resulted from changes in the overall level of consolidated pre-tax profit and the geographic mix of expected losses in several foreign subsidiaries for which the Company may not be able to realize future tax benefits.

The Company estimates income taxes in each of the jurisdictions in which it operates and involves an assessment of permanent and temporary differences resulting from differing treatment of items for tax and book accounting purposes. Temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must also assess the likelihood that any deferred tax assets will be recovered, and must establish a valuation allowance to the extent that it believes that it is more likely than not any deferred tax asset will not be utilized from future taxable income. Although realizability is not assured, based on the weight of available evidence, the Company believes it is more likely than not that all remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. The Company will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term, and the amount could be material, if the Company does not generate sufficient taxable income in future periods.


8.   Commitments and Contingencies

Litigation
The Company, its Chief Financial Officer and its former Chief Executive Officer have been named as defendants in a class action lawsuit captioned Jerome Deckler
v. Ionics, Inc., et al., filed in the U.S. District Court, District of Massachusetts in March 2003. An amended complaint was filed in August 2003. Plaintiff alleges violations of the federal securities laws relating to the restatement of the Company's financial statements for the first and second quarters of 2002, announced in November 2002, and are seeking an unspecified amount of compensatory damages and their costs and expenses, including legal fees. The Company believes the allegations in the lawsuit are without merit and intends vigorously to defend the litigation. While the Company believes that the litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

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

Other Commitments and Contingencies
From time to time, the Company enters into joint ventures with respect to specific projects, including the projects in Trinidad, Kuwait and Israel described below. Each joint venture arrangement is independently negotiated based on the specific facts and circumstances of the project, the purpose of the joint venture company related to the project, as well as the rights and obligations of the other joint venture partners. Generally, the Company has structured its project joint ventures so that the Company's obligation to provide funding to the underlying project or to the joint venture entity is limited to its proportional capital contribution, which can take the form of equity or subordinated debt. Except in situations that are negotiated with a specific joint venture entity as discussed below, the Company has no other commitment to provide for the joint venture's working capital or other cash needs. In addition, the joint venture entity typically obtains third-party debt financing for a substantial portion of the project's total capital requirements. In these situations, the Company is typically not responsible for the repayment of the indebtedness incurred by the joint venture entity. In connection with certain joint venture projects, the Company may also enter into contracts for the supply and installation of the Company's equipment during the construction of the project, for the operation and maintenance of the facility once it begins operation, or both. These commercial arrangements do not require the Company to commit to any funding for working capital or any other requirements of the joint venture company. As a result, the Company's exposure with respect to its joint ventures is typically limited to its debt and equity investments in the joint venture entity, the fulfillment of any contractual obligations it has to the joint venture entity and the accounts receivable owing to the Company from the joint venture entity.

Trinidad
In 2000, the Company acquired 200 ordinary shares of Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), for $10 million and loaned $10 million to Hafeez Karamath Engineering Services Ltd. ("HKES"), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire an additional 200 ordinary shares of Desalcott. Prior to those investments, HKES owned 100 ordinary shares of Desalcott. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott. In the second quarter of 2002, construction was completed on the first four (out of five) phases of the Trinidad desalination facility owned by Desalcott, and the facility commenced water deliveries to its customer, the Water and Sewerage Authority of Trinidad and Tobago.

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

In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The bridge loan of $79.9 million and the $20 million equity provided to Desalcott did not provide sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing in the second quarter of 2003. Consequently, included in Desalcott's obligations at March 31, 2003 was approximately $30.1 million payable to the Company's Trinidad subsidiary for equipment and services purchased in connection with the construction of the facility. However, Desalcott disputed certain amounts payable under the construction contract. In June 2003, Desalcott and the Company's Trinidad subsidiary resolved their dispute under the construction contract, and reached agreement as to the final amount owing to the Company for completion of the first four phases of the project. As a result of this agreement, the Company will not realize approximately $2.7 million of the deferred profit on the construction project, and therefore reduced the related accounts receivable and deferred revenue balances by $2.7 million each.

In June 2003, Desalcott entered into a long-term loan agreement with the Trinidad bank that had provided the bridge loan. In connection with the funding of the loan, Desalcott paid the Company's Trinidad subsidiary approximately $12 million of outstanding accounts receivable under the construction contract in July 2003. In addition, pursuant to a previous commitment made by the Company, the Company, effective July 31, 2003, converted an additional $10 million of amounts owing under the construction contract into a loan to Desalcott as an additional source of long-term project financing. That loan has a seven-year term, and is payable in 28 quarterly payments of principal and interest. The interest rate is fixed at two percent above the interest rate payable by Desalcott on the U.S. dollar portion of its borrowings under its long-term loan agreement with the Trinidadian bank (the initial annual rate on the U.S. dollar portion was 8 1/2%). In the event of a default by Desalcott, Desalcott's obligation to the Company is subordinated to Desalcott's obligations to the Trinidad bank.

As a result of the settlement of the construction contract dispute described above and Desalcott's $12 million payment to the Company's Trinidad subsidiary, together with the conversion of an additional $10 million of accounts receivable into a long-term note receivable as described above, the remaining amount due to the Company's Trinidad subsidiary from Desalcott for construction work on the first four phases of the project is approximately $6 million. This amount will be partially paid out of Desalcott's future cash flow from operations over a period of time estimated to be two years, and the balance from funds available from long-term financing proceeds upon completion by the Company of certain "punch list" items. In addition, Desalcott and the Company agreed that the Company's Trinidad subsidiary would complete the last phase (phase 5) of the project (which will increase water production capacity by approximately 9%) for a fixed price of $7.7 million. Work on phase 5 has commenced and is expected to be completed in the second quarter of 2004.


Kuwait
During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and construction of the project commenced. At September 30, 2003, the Company had invested a total of $8.3 million as equity and subordinated debt in UDC. The Company has commitments to make additional equity investments or issue additional subordinated debt to UDC of approximately $7.3 million over the next two years. In addition, a total of $18.8 million in performance bonds have been issued on behalf of the Company's Italian subsidiary in connection with the project.


Israel
In 2001, the Company entered into agreements with an Israeli cooperative society and an Israeli corporation for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. During the second quarter of 2003, the Israeli cooperative society and the Company acquired the ownership interest of the Israeli corporation in MDL. On June 17, 2003, MDL finalized a concession contract originally entered into in August 2002 with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. In June 2003, MDL obtained $8 million of debt financing for the project from an Israeli bank, and the Company has guaranteed repayment of 49% of the loan amount in the form of a bank letter of guarantee. In July 2003, the Company through its Israeli subsidiary made an equity investment of $1.5 million in MDL for its 49% equity interest. This project is scheduled to be completed in the first half of 2004.

In January 2002, the Company entered into agreements with two Israeli corporations giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). On October 28, 2002, CDL was awarded a concession agreement by the Israeli Water Desalination Agency ("WDA") (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. At December 31, 2002, the Company made an equity investment of $0.2 million in CDL. Additionally, at September 30, 2003 the Company had deferred costs of approximately $0.6 million relating to the engineering design and development work on the project. If CDL obtains long-term project financing, the Company has committed to make additional equity investments to CDL of approximately $9.7 million. The timing and amount of such investments will depend upon the terms of the long-term financing agreement. The terms of the concession agreement originally required that long-term financing be obtained by April 2003. CDL was granted an extension to August 20, 2003 and a request for a further extension to obtain such financing has been submitted to the WDA for approval. Although the Company currently anticipates that CDL will obtain long-term financing for the project, if CDL is unable to obtain such financing, the Company would expense its deferred costs relating to the construction project and its investment in CDL (estimated to be approximately $0.8 million by the time of the closing of the long-term financing). Additionally, the Company could incur its one-third proportionate share ($2.5 million) of liability under a $7.5 million performance bond issued on behalf of CDL. In August 2003, the Company entered into an agreement with the two other equity participants in CDL, which would permit one of them to withdraw from the project subject to the approval of the WDA. Should the withdrawal of the partner be approved by the WDA, the Company's equity interest in CDL would increase from one-third to 50%, proportionately increasing its obligation under the performance bond, as well as increasing its required equity investment in the project to approximately $15 million.

In August 2003, a 50/50 joint venture between the Company and an Israeli engineering corporation was selected by Mekorot, the Israeli state-sponsored water company, to design, supply and construct a 123,000 cubic meter per day (32.5 million gallons per day) seawater desalination facility in Ashdod, Israel.

The estimated amount of the equipment supply and construction contract to be negotiated and entered into with respect to the project is approximately $95 million, and it is estimated that the plant will require approximately two years to complete. The joint venture submitted a $5 million bid bond with its proposal, and the Company would be responsible for 50% of this amount if a demand were made on the bid bond. It is currently anticipated that the parties will sign a final form of contract in the first quarter of 2004, at which time the joint venture will replace the bid bond with a performance bond in the principal amount of 10% of the contract value.


Guarantees and Indemnifications
In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees became applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified as of December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements. The following is a summary of the Company's agreements that have determined to be within the scope of FIN 45.

Under its By-laws, the Company has an obligation to indemnify its directors and officers to the extent legally permissible against liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer of the Company. The Company has obtained director and officer liability insurance policies that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of this insurance policy coverage, the estimated fair value of this indemnification is not material. This obligation to indemnify its directors and officers is grandfathered under the provisions of FIN 45 as it existed prior to December 31, 2002. Accordingly, the Company has not recorded any liabilities for these obligations as of September 30, 2003.


In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company's commitment to proceed with a project if it is the successful bidder. Performance bonds are typically issued for the benefit of the Company's customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. In the past, the Company has not incurred significant liabilities or expenses as a result of the use of these instruments. Approximately $110.6 million of these instruments were outstanding at September 30, 2003. Based on the Company's experience with respect to letters of credit, bid bonds and performance bonds, the Company believes the estimated fair value of the instruments entered into during the first nine months of 2003 is not material. Accordingly, the Company has not recorded any liabilities for these instruments as of September 30, 2003.

As part of past acquisitions and divestitures of businesses or assets, the Company made a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. The Company only provides such warranties or indemnifications after considering the economics of the transaction and the liquidity and credit risk of the other party in the transaction. Typically, certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but others may survive indefinitely. The warranty and indemnification obligations noted above were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. In addition, the Company has not made any similar warranty or indemnification obligations during the first nine months of 2003. Accordingly, the Company has not recorded any liabilities for these obligations as of September 30, 2003.

On November 1, 2003, the Company guaranteed repayment, up to its 43% proportional equity interest, of a $10 million bank line of credit extended to Toray Membrane America, Inc., a joint venture affiliated company engaged in membrane manufacture. The Company's guaranty will expire on December 3, 2003, and it is anticipated that the Company will reissue or extend its guaranty at that time.

Warranty Obligations
The Company's products generally include warranty obligations and the related estimated costs are included in cost of sales when revenue is recognized. While the Company engages in extensive product quality programs and processes, the Company's estimated costs to satisfy its warranty obligations are based upon historical product failure rates and the costs incurred in correcting such product failures. If actual product failure rates or the costs associated with fixing such product failures differ from historical rates, adjustments to the warranty obligations may be required in the period in which determined. The changes in accrued warranty obligations for the nine months ended September 30, 2003 are as follows:

                                                        (Amounts in thousands)
                                                      For the nine months ended
                                                              September 30,
                                                                 2003
                                                             -------------

Balance at December 31, 2002                                   $ 1,067
Accruals for warranties issued during the period                 1,212
Accruals related to pre-existing warranties                        198
Settlements made (in cash or in kind) during the period         (1,195)
                                                             -------------

Balance at September 30, 2003                                  $ 1,282
                                                             =============



9.   Earnings Per Share (EPS)

The effect of dilutive stock options excludes those stock options for which the impact was antidilutive based on the exercise price of the options. The number of options that were antidilutive for the three and nine months ended September 30, 2002 were 1,824,017 and 1,444,467, respectively. All options outstanding are antidilutive for the three and nine months ended September 30, 2003 based on the Company's net loss.

                                                               (Amounts in thousands, except per share amounts)
                                                                 For the three months ended September 30,
                                         -------------------------------------------------------------------------------------------
                                                              2003                                             2002
                                         ----------------------------------------------    -----------------------------------------
                                           (Loss) Income                                    (Loss) Income
                                          from Continuing                   Per Share       from Continuing                Per Share
                                           Operations         Shares          Amount        Operations        Shares          Amount
                                           ----------         ------          ------        ----------        ------          ------
Basic EPS
     (Loss) income from continuing
     operations available to
     common stockholders                     $ (18,305)         17,699         $ (1.03)          $ 387          17,552        $ 0.02

     Effect of dilutive
     stock options                                   -               -               -               -              45            -
                                         --------------    ------------    ------------    ------------   -------------   ----------

Diluted EPS                                  $ (18,305)         17,699         $ (1.03)          $ 387          17,597         0.02
                                         ==============    ============    ============    ============   =============   ==========



                                                                   For the nine months ended September 30,
                                         -------------------------------------------------------------------------------------------
                                                              2003                                             2002
                                         ----------------------------------------------    -----------------------------------------
                                           (Loss) Income                                    (Loss) Income
                                          from Continuing                   Per Share      from Continuing                 Per Share
                                          Operations         Shares          Amount        Operations        Shares          Amount
                                         --------------    ------------    ------------    ------------   -------------   ----------
Basic EPS
     (Loss) income from continuing
     operations available to
     common stockholders                     $ (20,078)         17,607         $ (1.14)        $ 3,002          17,537       $ 0.17

     Effect of dilutive
     stock options                                   -               -               -               -             157            -
                                         --------------    ------------    ------------    ------------   -------------   ----------

Diluted EPS                                  $ (20,078)         17,607         $ (1.14)        $ 3,002          17,694       $ 0.17
                                         ==============    ============    ============    ============   =============   ==========

10.  Comprehensive (Loss) Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. The table below sets forth comprehensive income (loss) as defined by SFAS No. 130 for the three and nine month periods ended September 30, 2003 and 2002.

                                                                            (Amounts in thousands)
                                                          Three months ended                     Nine months ended
                                                              September 30,                         September 30,
                                                    --------------------------------       -------------------------------
                                                        2003               2002                2003              2002
                                                                          (as restated)                      (as restated)
                                                    --------------      ----------------   --------------    -------------
Net (loss) income                                       $ (22,032)            $ 359            $ (26,380)         $ 3,103
Other comprehensive income,
     net of tax:
     Change in value of foreign exchange
       contracts designated as cash flow hedges                (6)                -                  480                -
     Translation adjustments                                  875             1,848                7,968            6,324
                                                    --------------      ------------       --------------    -------------
Comprehensive (loss) ncome                              $ (21,163)          $ 2,207            $ (17,932)         $ 9,427
                                                    ==============      ============       ==============    =============

11.  Segment Information

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

                                                       For the three months ended September 30, 2003
                                                  ----------------------------------------------------

                                             Equipment   Ultrapure    Consumer   Instrument
                                             Business    Water        Water       Business
                                             Group       Group        Group        Group    Corporate   Total
                                             --------    -------     -------      --------  ---------   -----
(Amounts in thousands)
Revenue - unaffiliated                       $ 39,272    $ 26,662    $ 6,447      $ 7,112      $    -   $ 79,493
Revenue - affiliated                           10,997           -         76           62           -     11,135
Inter-segment transfers                         1,656         383         44          557       (2,640)       -
Gross profit - unaffiliat                       4,302       5,101      1,955        4,085           -     15,443
Gross profit - affiliated                       1,491           -         38           31           -      1,560
Restructuring and impairment
   of long-lived assets                         3,450         875         77            -          595     4,997
Impairment of goodwill                          8,981       3,750          -            -            -    12,731
Equity (loss) income                             (181)          -        210            -           14        43
(Loss) income from continuing
   operations before interest, gain
    on sale, income tax and minority
    interest expense                          (17,060)     (6,006)    (3,198)         875       (1,809)  (27,198)
Interest income                                                                                              679
Interest expense                                                                                            (254)
(Loss) from continuing operations
   before gain on sale, income tax
   and minority interest expense                                                                         (26,773)

                                                               For the three months ended September 30, 2002
                                                              ----------------------------------------------------

                                              Equipment   Ultrapure     Consumer     Instrument
                                               Business       Water        Water       Business
                                                  Group       Group        Group          Group    Corporate    Total
                                              --------     -------        -------      --------    ----------   ------

(Amounts in thousands)
Revenue - unaffiliated                        $ 41,437    $ 25,169      $ 6,559        $ 6,990      $     -     $ 80,155
Revenue - affiliated                             3,252           -            9             69            -        3,330
Inter-segment transfers                            349         269            -            530       (1,148)           -
Gross profit - unaffiliat                        9,945       5,131        3,361          4,007            -       22,444
Gross profit - affiliated                          315           -            4             34            -          353
Equity income (loss)                               330           -          222              -          170          722
Income (loss) from continuing
   operations before interest, income
   taxes and minority interest expense           1,656        (887)        (783)         1,018         (311)         693
Interest income                                                                                                      807
Interest expense                                                                                                    (338)
Income from continuing operations
   before income taxes and minority
   interest expense                                                                                                1,162


                                                                For the nine months ended September 30, 2003
                                                           ----------------------------------------------------

                                              Equipment    Ultrapure     Consumer     Instrument
                                              Business         Water        Water       Business
                                                 Group         Group        Group          Group    Corporate    Total
                                               --------     -------       -------       --------    ----------   ------

(Amounts in thousands)
Revenue - unaffiliated                        $ 109,386     $ 75,526     $ 17,880       $ 21,671     $ -       $ 224,463
Revenue - affiliated                             35,609            -          168            141        -         35,918
Inter-segment transfers                           5,601        1,100           48          1,670    (8,419)            -
Gross profit - unaffiliated                      22,399       17,099        8,359          2,521        -         60,378
Gross profit - affiliated                         4,799            -           91             70        -          4,960
Restructuring and impairment
   of long-lived assets                           3,450          875          77               -      595          4,997
Impairment of goodwill                            8,981         3,750          -               -        -         12,731
Equity (loss) income                             (3,118)           -          608              -     (290)        (2,800)
(Loss) income from continuing
   operations before interest, gain
    on sale, income tax and minority
    interest expense                            (16,124)      (6,184)      (4,103)         2,454   (6,500)       (30,457)
Interest income                                                                                                    2,221
Interest expense                                                                                                    (741)
(Loss) from continuing operations
   before gain on sale, income tax
   and minority interest expense                                                                                 (28,977)
Identifiable assets                             293,391      131,503      101,701         33,512   11,359        571,466
Investment in affiliated companies               15,630            -        2,482              -    1,806         19,918
Goodwill                                          2,841        3,782          862              -        -          7,485
Other intangible assets                           1,027          826        4,964            324        -          7,141


                                                             For the nine months ended September 30, 2002
                                                         ----------------------------------------------------

                                               Equipment    Ultrapure     Consumer       Instrument
                                               Business         Water        Water        Business
                                                  Group         Group        Group           Group    Corporate    Total
                                                --------     -------       -------        --------    ----------   ------

(Amounts in thousands)
Revenue - unaffiliated                         $ 112,430     $ 75,354     $ 18,739        $ 20,344     $    -     $ 226,867
Revenue - affiliated                               8,646            -           12             364          -         9,022
Inter-segment transfers                            3,901          580            -           1,642      (6,123)           -
Gross profit - unaffiliated                       28,763       17,705       10,295          12,024          -        68,787
Gross profit - affiliated                            540            -            6             182          -           728
Equity income (loss)                               1,675            7          725               -         (11)       2,396
Income (loss) from continuing
   operations before interest, income
   taxes and minority interest expense             5,979       (1,603)      (3,740)          3,032        1,232       4,900
Interest income                                                                                                       2,668
Interest expense                                                                                                     (1,274)
Income (loss) from continuing
   operations before interest, income
   taxes and minority interest expense                                                                                6,294
Identifiable assets                              321,550      139,705       52,256          30,198       36,340     580,049
Investment in affiliated companies                17,236            -        2,829               -        2,580      22,645
Goodwill                                          11,519        7,059          862               -            -      19,440
Other intangible assets                              957          767           95             300            -       2,119

12.      Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for under Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurrent in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. The Company applied the provisions of SFAS 146 effective for exit or disposal activities initiated during the quarter ended September 30, 2003. The adoption of SFAS 146 changes, on a prospective basis, the timing of recording restructuring charges from the commitment date to when a liability is determined to have been incurred.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). This interpretation addresses the consolidation of certain variable interest entities
(VIEs) for which a controlling financial interest exists. FIN 46 applies immediately to financial interests obtained in VIEs after January 31, 2003. It applies in the first fiscal year or interim period beginning after September 15, 2003, to VIEs in which a financial interest was obtained before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has a financial interest in certain entities that may be considered VIEs under FIN 46. The Company is currently evaluating the impact of FIN 46 on its Investments in Affiliated Companies, and if the Company determines that it has a controlling financial interest in any of these entities, consolidation may be required. The ultimate effect of adopting FIN 46 on the Company's financial position or results of operations has not yet been determined.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements to provide for more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective
(1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this pronouncement did not have any material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No.150"). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have any impact on the Company's financial position or results of operations.

In May, 2003 the EITF reached a consensus on EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease ("EITF 01-8"). Arrangements or contracts that traditionally were not viewed as leases may contain features that would require them to be accounted for under SFAS No. 13, Accounting for Leases. EITF 01-8 is effective July 1, 2003. The adoption of EITF 01-8 did not have an impact on the Company's financial position or results of operations.

In May 2003, the FASB Emerging Issues Task Force finalized Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this pronouncement did not have any material impact on the Company's financial position or results of operations.

13.    Derivative Financial Instruments and Hedging Activity

On December 31, 2002, the Company entered into a series of U.S. dollar/euro forward foreign exchange contracts with the intent of offsetting the foreign exchange risk associated with the forecasted revenues related to an ongoing project. At September 30, 2003, the notional amount of outstanding forward foreign exchange contracts to exchange U.S. dollars for euros, which were designated as forecasted cash flow hedging instruments, was $8.3 million. The fair values of the forward contracts, based upon dealer quotations, are recorded as components of other current assets or other current liabilities, depending upon the amount of the valuation. At September 30, 2003, the fair value of these forward contracts of $0.5 million was recorded as a component of other current assets. The net unrealized gain of $0.5 million on the forward contracts that qualified as cash-flow hedging instruments was included in accumulated other comprehensive income. The Company expects these instruments to affect earnings over the next eighteen months. To the extent that any portion of the hedge is determined to be ineffective, the related gain or loss is required to be included in income currently. For the nine months ended September 30, 2003, the Company recognized a gain of approximately $0.1 million related to the ineffective portion of its forecasted cash flow hedge.

At September 30, 2003, the Company had also entered into U.S. dollar/Taiwan dollar foreign forward exchange contracts to hedge the balance sheet exposure related to an intercompany loan. At September 30, 2003, the notional amount of outstanding forward contracts to exchange Taiwan dollars for U.S. dollars, which were designated as fair value hedging instruments, was $1.5 million. The fair values of these forward contracts, based upon dealer quotations, are recorded as components of other current assets or current liabilities, depending on the amount of the valuation. At September 30, 2003, the fair value of these hedging instruments, which was immaterial, was recorded as a component of other current assets. The net unrealized loss on the instruments, which was immaterial, was recorded in selling, general and administrative expenses.

14.      Acquisitions and Divestures

Acquisitions
On July 29, 2003, the Company completed the acquisition of substantially all of the assets of CoolerSmart LLC ("CoolerSmart"), a limited liability company in the business of leasing point-of-use "bottleless" water coolers to commercial customers, primarily in the mid-Atlantic region of the United States for approximately $7 million in cash, subject to future adjustments based on changes from the represented net asset value and number of active customer accounts. This acquisition allows the Company to enter the domestic point-of-use "bottleless" water cooler market. This acquisition has been accounted for under the purchase method of accounting and the provisions of SFAS No. 141 and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. The assets acquired consist primarily of coolers, customer contracts, motor vehicles, accounts receivable, and other tangible and intangible assets. The Company also assumed certain liabilities of CoolerSmart incurred in the ordinary course of business. The purchase price has been allocated to current assets of $0.5 million, tangible long-lived assets of $2.5 million and identifiable intangible assets of $5.0 million, based on estimated fair market values of those assets and assumed liabilities of $0.9 million. The weighted average amortization period for the acquired intangibles is approximately eight years. The results of operations of CoolerSmart have been included in the Company's statement of operations in the Consumer Water Group segment from the date of acquisition. Pro forma results of operations have not been presented, as the effect of this acquisition on the financial statements was not material to the Company's results of operations.

Divestures
On December 31, 2001, the Company completed the sale of its Aqua Cool Pure Bottled Water operations in the United States, United Kingdom and France to affiliates of Perrier-Vittel S.A., a subsidiary of Nestle S.A. ("Nestle"). The purchase price set forth in the divestiture agreement was approximately $220 million, of which $10 million was deposited in escrow pursuant to the terms of the divestiture agreement. The amount of the purchase price was subject to adjustment based on the final number of customers and working capital levels of the transferred businesses, in each case as determined in accordance with the divestiture agreement. As of December 31, 2001, the Company's accrued liabilities included estimates of loss contingencies of approximately $17 million, representing management's best estimate of the Company's liability for final adjustments to the purchase price based on the number of qualifying customers. Prior to the date of the audit report issued by the Company's independent auditors and the filing of the Company's financial statements for the year ended December 31, 2002, the Company and Nestle reached agreement as to the amount of purchase price adjustments and other claims made by Nestle. Pursuant to that agreement, the $10 million held in escrow (plus accumulated interest) was delivered to Nestle and the Company paid Nestle an additional $2.9 million in cash as of March 31, 2003. Because that agreement provided additional evidence with respect to conditions that existed at the date of the balance sheet and provided for the ultimate resolution of the loss contingency estimate, the Company recorded a $14.1 million reduction in the accrued liabilities referenced above in the fourth quarter of 2002, reflecting the final agreement as to the number of qualifying customers and the settlement of other claims. In addition, the Company recorded a $3.4 million charge related to bonuses for management and certain other employees, and a $2.5 million charge for incremental transaction costs. The $3.4 million bonus amount had not been recorded prior to the fourth quarter of 2002 because the bonus payments related directly to the Aqua Cool sale were contingent upon the final resolution of the purchase price adjustments, and could not be determined until the purchase price adjustments had been finally determined. The net result of these items was the recognition of approximately $8.2 million of pre-tax gain in the fourth quarter of 2002. After finalization of transaction and employee compensation costs, the Company recorded an additional pretax gain of $0.5 million in the third quarter of 2003.

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

The Company's critical accounting policies and estimates remain as described in the Annual Report on Form 10-K for the year ended December 31, 2002. These policies and estimates include the following clarification of the Company's accounting for its equity method income and loss on its equity investment in Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"). With respect to the Company's investment in Desalcott, in recognition of the fact that the Company has provided all of the cash equity funding for Desalcott, the Company has concluded that it would not be appropriate to recognize equity method losses based solely on its ownership interest in Desalcott. The Company holds 200 ordinary shares of Desalcott, representing a 40% ownership interest. The Company also loaned $10 million to Hafeez Karamath Engineering Services, Ltd. ("HKES"), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire 200 ordinary shares of Desalcott and thereby raise its existing equity interest in Desalcott from 100 to 300 ordinary shares. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott. In addition, the Company made a $10 million loan to Desalcott in the third quarter of 2003 as an additional source of long-term financing. Accordingly, based on its aggregate economic interests in Desalcott, the Company records 100% of any net loss reported by Desalcott and 40% of any net income reported by Desalcott. In periods in which Desalcott has an accumulated loss (as opposed to retained earnings), the Company records 100% of any net income of Desalcott up to the amount of Desalcott's accumulated loss, and 40% of any net income reported thereafter by Desalcott.

The following discussion and analysis describes material changes in the Company's financial condition since December 31, 2002. The analysis of results of operations compares the three- and nine-month periods ended September 30, 2003 with the comparable periods of the prior fiscal year.

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

The UWG segment provides equipment and services for the microelectronics, power, pharmaceutical, and other industries, where high quality ultrapure (i.e. very highly purified) water is required for use in production processes, and is critical to ultimate product quality and yield. The UWG segment has historically been heavily reliant upon the microelectronics industry, and the continued softness in that industry has adversely impacted both revenue and profitability. The UWG segment has been pursuing applications in other markets, such as power, pharmaceuticals and flat panel display, to lessen its reliance upon the microelectronics market. The UWG segment has recently begun to engage in water reuse projects for industrial applications. During the third quarter of 2003, as part of the Company's restructuring plan, the Company decided to shut down operations of its Australian subsidiary, Watertec.

The CWG segment provides home water units for the treatment of residential water. In July 2003, the CWG segment significantly expanded its pilot activities in the point-of-use "bottleless" water cooler market through the acquisition of CoolerSmart, LLC (see Note 14 to Notes to Consolidated Financial Statements). Prior to the divestiture of the Aqua Cool Pure Bottled Water business in the U.S., U.K. and France on December 31, 2001, it was also engaged in the home and office delivery market for bottled water. Trends in the consumer water market include increased consumer awareness of and the need for improved water quality, and reduced confidence in the quality of existing water supplies. During the third quarter of 2003, as part of the Company's restructuring plan, the Company announced plans to divest the Elite Consumer Products division in Ludlow, MA, and shut down operations of its European Home Water business.

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

On September 3, 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program will consolidate the Company's sales, engineering, manufacturing and accounting functions, which are currently spread among numerous reporting entities, into several regional centers in the United States, Europe and Asia. The Company also announced plans to eventually consolidate the EBG segment and the UWG segment into a single business group and plans to divest the Elite Consumer Products division in Ludlow, MA, and shut down operations at the Company's Ionics Watertec facility in Australia and its European Home Water activities.

Results of Operations

Comparison of the Three Months Ended September 30, 2003 with the Three Months Ended September 30, 2002

The Company reported consolidated revenues of $90.6 million and a net loss of $22.0 million for the third quarter of 2003, compared to consolidated revenues of $83.5 million and net income of $0.4 million for the third quarter of 2002. Results of the Company's Elite Consumer Products division in Ludlow, MA have been reclassified to discontinued operations in the Consolidated Statements of Operations for all periods presented.

Revenues

Total revenues of $90.6 million for the third quarter of 2003 increased $7.1 million, or 8.6%, from revenues of $83.5 million for the third quarter of 2002.

EBG revenues of $39.3 million in the third quarter of 2003 decreased $2.2 million, or 5.2%, compared to revenues of $41.4 million in the third quarter of 2002. The decrease in revenues was primarily attributable to the absence of revenues in 2003 from several desalination equipment projects that were completed during the third quarter of 2002 by the Company's Italian subsidiary.

UWG revenues of $26.7 million for the third quarter of 2003 increased $1.5 million, or 5.9%, compared to revenues of $25.2 million for the third quarter of 2002. The increase was primarily attributable to increased revenues from the Company's Elite Australia division as a result of a warmer-than-expected season, which caused increased demand for the Company's bulk hypochlorite product.

CWG revenues of $6.4 million for the third quarter of 2003 decreased $0.1 million, or 1.7%, compared to revenues of $6.6 million for the third quarter of 2003. Revenue for the third quarter of 2003 included $0.7 million associated with the Company's CoolerSmart point-of-use business, which was acquired in July 2003. Also, results associated with the Company's Elite Consumer Products division in Ludlow, MA, have been reclassified to discontinued operations for all periods presented.

IBG revenues of $7.1 million in the third quarter of 2003 increased $0.1 million, or 1.7%, compared to revenues of $7.0 million in the second quarter of 2002.

Revenues from sales to affiliated companies of $11.1 million in the third quarter of 2003 increased $7.8 million compared to revenues from affiliated companies of $3.3 million in the third quarter of 2002. The increase in revenues from affiliated companies primarily resulted from the sale of capital equipment to the Company's Kuwait joint venture company, Utilities Development Company W.L.L. ("UDC"), for the Kuwait wastewater treatment project.

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

Cost of Sales
The Company's total cost of sales as a percentage of total revenue was 81.2% in the third quarter of 2003 compared to cost of sales as a percentage of total revenue of 72.7% for the third quarter of 2002. Accordingly, the resulting gross margin decreased to 18.8% in the third quarter of 2003 compared to 27.3% in the third quarter of 2002.

EBG's cost of sales as a percentage of revenue increased to 89.0% in the third quarter of 2003 from 76.0% in the third quarter of 2002. The increase in cost of sales as a percentage of revenue related primarily to $4.8 million of costs recorded during the third quarter of 2003 to retrofit certain components of the Company's demineralization systems.

UWG's cost of sales as a percentage of revenue increased to 80.9% in the third quarter of 2003 from 79.6% in the third quarter of 2002. The increase in cost of sales as a percentage of revenue primarily reflects the write-off of inventory as a result of the Company's decision to shut down operations in its Watertec business in Australia.

CWG's cost of sales as a percentage of revenue increased to 69.7% in the third quarter of 2003 from 48.8% in the third quarter of 2002. The increase in the 2003 cost of sales as a percentage of revenue primarily reflects the write-off of $1.7 million of inventory as a result of the Company's decision to shut down operations in its European Home Water business.

IBG's cost of sales as a percentage of revenue remained flat at 42.6% in the third quarter of 2003 in comparison to 42.7% in the third quarter of 2002.

Cost of sales to affiliated companies as a percentage of revenue decreased to 86.0% in the third quarter of 2003 from 89.4% in the third quarter of 2002. The decrease in the third quarter of 2003 was primarily due to lower revenues from sales to the Company's affiliate, Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"). All intercompany profit on sales to Desalcott has been deferred. The decrease in costs of sales as a percentage of revenues was also due to the increase in equipment sales to UDC, for which the Company defers intercompany profit equal to its 25% equity ownership in UDC.

Operating Expenses
Research and development expenses increased 10.3% or $0.2 million during the third quarter of 2003 compared to the third quarter of 2002. The Company currently expects to continue to invest in new products and technologies at approximately the same level as in prior quarters.

Selling, general and administrative expenses increased $3.5 million to $24.7 million in the third quarter of 2003 from $21.2 million in the third quarter of 2002. The increase in selling, general and administrative costs in the third quarter of 2003 compared to the third quarter of 2002 was attributable to several factors, including increased pension costs of approximately $0.4 million due to plan amendments and changes in plan assumptions, and increased professional services fees of approximately $0.8 million. The Company also incurred charges of approximately $0.8 million for the write-down of a receivable that is currently in litigation, as well as incremental bad debt expense of $0.4 million associated with the Company's decision to shut down operations of the European Home Water business and $0.3 million of bad debt expense associated with the shutdown of operations of the Company's Watertec business in Australia.

Restructuring and Impairment of Long-Lived Assets On September 3, 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program will consolidate the Company's sales, engineering, manufacturing and accounting functions, which are currently spread among numerous reporting entities, into several regional centers in the United States, Europe and Asia. The Company also announced plans to eventually consolidate the Equipment Business Group segment ("EBG") and the Ultrapure Water Group segment ("UWG") into a single business group and plans to divest the Elite Consumer Products division in Ludlow, MA, and shut down operations at the Company's Ionics Watertec facility in Australia and its European Home Water activities.

As a result of the above decisions, the Company recorded restructuring charges of approximately $2.5 million in the third quarter of 2003 relating to employee severance costs for the elimination of approximately 150 positions. At September 30, 2003, substantially all of the employees whose employment was terminated as a result of these restructuring activities had left the Company. At September 30, 2003, the Company has approximately $1.6 million accrued for restructuring costs associated with employee severance arrangements and expects the remainder of the payments to be made during the fourth quarter of 2003.

During the third quarter of 2003, the Company recorded an impairment charge relating to production equipment within the EBG segment that it had previously expected to operate for a manufacturer of lactic acid in the food industry under a build-own-operate contract. During the third quarter, the Company's customer began the process of filing for bankruptcy protection. Accordingly, the Company recorded a pre-tax asset impairment charge of approximately $2.5 million associated with the remaining carrying value of the equipment as the Company does not expect to recover the asset or receive any future payments.

Impairment of Goodwill
SFAS No. 142, "Goodwill and Other Intangible Assets," provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business outlook. During the third quarter of 2003, as a result of significant changes in business outlook which resulted in the Company's restructuring program, the Company conducted an interim impairment test of the goodwill related to certain of its reporting units as of September 30, 2003. Based upon its preliminary assessment, the Company concluded that the carrying value of the assets and liabilities associated with its RCC, Ahlfinger and Separatech reporting units exceeded their fair value and accordingly recorded a $12.7 million goodwill impairment charge ($6.8 million at RCC, $3.7 million at Ahlfinger and $2.2 million at Separatech). The impairment charge, representing the entire goodwill balance for these reporting units, was estimated by comparing the implied fair value of the goodwill associated with these reporting units to their carrying values. Adjustments, if any, arising from the finalization of the reporting units' valuation for purposes of goodwill impairment testing will be recorded during the fourth quarter of 2003. The fair value of the reporting units was estimated utilizing the expected present value of future cash flows.

Interest Income and Interest Expense
Interest income totaled $0.7 million in the third quarter of 2003 compared to $0.8 million in the third quarter 2002. Interest expense was $0.3 million in the third quarter of 2003 compared to $0.3 million in the third quarter of 2002.

Equity (Loss) Income
Equity income from affiliated companies totaled $43,000 in the third quarter of 2003 compared to equity income in the third quarter of 2002 of $0.7 million. The Company's equity income is derived primarily from its 20% equity interest in a

Mexican joint venture company, its 40% equity interest in Desalcott, its equity interests in several joint ventures in the Middle East, and to a lesser extent from its other equity investments in affiliated companies. The decrease in equity income in the third quarter of 2003 compared to the third quarter of 2002 was primarily related to increased losses reported by Desalcott.

Gain on Sale of Aqua Cool
On December 31, 2001, the Company completed the sale of its Aqua Cool Pure Bottled Water operations in the United States, United Kingdom and France to affiliates of Perrier-Vittel S.A., a subsidiary of Nestle S.A. ("Nestle"). The purchase price set forth in the divestiture agreement was approximately $220 million, of which $10 million was deposited in escrow pursuant to the terms of the divestiture agreement. The amount of the purchase price was subject to adjustment based on the final number of customers and working capital levels of the transferred businesses, in each case as determined in accordance with the divestiture agreement. As of December 31, 2001, the Company's accrued liabilities included estimates of loss contingencies of approximately $17 million, representing management's best estimate of the Company's liability for final adjustments to the purchase price based on the number of qualifying customers. Prior to the date of the audit report issued by the Company's independent auditors and the filing of the Company's financial statements for the year ended December 31, 2002, the Company and Nestle reached agreement as to the amount of purchase price adjustments and other claims made by Nestle. Pursuant to that agreement, the $10 million held in escrow (plus accumulated interest) was delivered to Nestle and the Company paid Nestle an additional $2.9 million in cash as of March 31, 2003. Because that agreement provided additional evidence with respect to conditions that existed at the date of the balance sheet and provided for the ultimate resolution of the loss contingency estimate, the Company recorded a $14.1 million reduction in the accrued liabilities referenced above in the fourth quarter of 2002, reflecting the final agreement as to the number of qualifying customers and the settlement of other claims. In addition, the Company recorded a $3.4 million charge related to bonuses for management and certain other employees, and a $2.5 million charge for incremental transaction costs. The $3.4 million bonus amount had not been recorded prior to the fourth quarter of 2002 because the bonus payments related directly to the Aqua Cool sale were contingent upon the final resolution of the purchase price adjustments, and could not be determined until the purchase price adjustments had been finally determined. The net result of these items was the recognition of approximately $8.2 million of pre-tax gain in the fourth quarter of 2002. After finalization of transaction and employee compensation costs, the Company recorded an additional pretax gain of $0.5 million in the third quarter of 2003.

Income Tax (Benefit) Expense
For the three months ended September 30, 2003, the Company recorded an income tax benefit of $8.3 million on a consolidated pre-tax loss from continuing operations before minority interest expense of $26.3 million, yielding an effective tax rate of 31.4%. For the three months ended September 30, 2002, the Company recorded income tax expense of $0.5 million on consolidated pre-tax income from continuing operations before minority interest of $1.2 million, yielding an effective tax rate of 42.3%. The change in the effective tax rate for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 resulted from changes in the overall level of consolidated pre-tax profit and the geographic mix of anticipated losses in several foreign subsidiaries, for which the Company may not be able to realize future tax benefits.

The Company estimates income taxes in each of the jurisdictions in which it operates and involves an assessment of permanent and temporary differences resulting from differing treatment of items for tax and book accounting purposes. Temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must also assess the likelihood that any deferred tax assets will be recovered, and must establish a valuation allowance to the extent that it believes that it is more likely than not any deferred tax asset will not be utilized from future taxable income. Although realizability is not assured, based on the weight of available evidence, the Company believes it is more likely than not that all remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. The Company will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term, and the amount could be material, if the Company does not generate sufficient taxable income in future periods.

Discontinued Operations On August 14, 2003, the Company's management and Board of Directors approved a plan of disposition to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, MA, which is part of the Company's Consumer Water Group segment. Accordingly, the Company's consolidated financial statements and notes reflect this business as a discontinued operation in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The loss from discontinued operations of $3.7 million, or $6.1 million on a pre-tax basis, recorded in the three months ended September 30, 2003 includes losses from operations of $0.6 million and an estimated loss on disposal of $5.5 million, reflecting asset impairment charges to write down the carrying value of these assets to their estimated fair value less costs to sell. The Company expects to complete the sale within the next twelve months. The loss from discontinued operations of $6.3 million, or $10.2 million on a pre-tax basis, recorded for the nine months ended September 30, 2003, includes losses from operations of $4.7 million and an estimated loss on disposal of $5.5 million, which includes an asset impairment charge of $4.0 million recorded during the second quarter attributable to certain sodium hypochlorite manufacturing equipment.


Net (Loss) Income
The Company's net loss amounted to $22.0 million in the third quarter of 2003 compared to net income of $0.4 million for the third quarter of 2002.

Comparison of the Nine Months Ended September 30, 2003 with the Nine Months Ended September 30, 2002

The Company reported consolidated revenues of $260.4 million and a net loss of $26.4 million for the first nine months of 2003 compared to consolidated revenues of $235.9 million and net income of $3.1 million for the first nine months of 2002. Results for the Company's majority-owned Malaysian subsidiary, Enersave, are included in the results for 2002 through the date the subsidiary was divested in May 2002. Results of the Company's Elite Consumer Products division in Ludlow, MA, have been reclassified to discontinued operations in the income statement for all periods presented.

Revenues
Total revenues of $260.4 million for the first nine months of 2003 increased $24.5 million, or 10.4%, from revenues of $235.9 million for the first nine months of 2002. Revenues during the first nine months of 2002 included $4.2 million of revenues from the Company's majority owned subsidiary, Enersave, which was divested in May 2002.

EBG revenues of $109.4 million for the first nine months of 2003 decreased $3.0 million, or 2.7%, compared to revenues of $112.4 million for the first nine months of 2002. The decrease in revenues was primarily attributable to reduced revenues from the zero liquid discharge equipment business. This decrease was partially offset by new sales of capital equipment to several municipalities for surface water applications.

UWG revenues of $75.5 million for the first nine months of 2003 increased $0.2 million, or 0.2%, compared to revenues of $75.4 million for the first nine months of 2002. Revenues were primarily impacted by the absence of revenues from the Company's Enersave subsidiary, which was divested in May 2002, offset by the growth in UWG's operations in Asia and Australia.

CWG revenues of $17.9 million for the first nine months of 2003 decreased $0.9 million, or 4.6%, compared to revenues of $18.7 million for the first nine months of 2002. Results associated with the Company's Elite Consumer Products division in Ludlow, MA, have been reclassified to discontinued operations for all periods presented (see Note 3).

IBG revenues of $21.7 million for the first nine months of 2003 increased $1.3 million, or 6.5%, compared to revenues of $20.3 million for the first nine months of 2002. The increase in revenues primarily results from increased sales to the pharmaceutical industry as well as continued growth in sales of consumable products and instrument services.

Revenues from sales to affiliated companies of $35.9 million for the first nine months of 2003 increased $26.9 million compared to revenues from affiliated companies of $9.0 million for the first nine months of 2002. The increase in revenues from affiliated companies primarily resulted from the sale of capital equipment to the Company's Kuwait joint venture company, UDC, for the Kuwait wastewater treatment project.

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

Cost of Sales
The Company's total cost of sales as a percentage of total revenue was 74.9% for the first nine months of 2003 compared to cost of sales as a percentage of total revenue of 70.5% for the first nine months of 2002. Accordingly, total gross margin decreased to 25.1% for the first nine months of 2003 compared to 29.5% for the first nine months of 2002. Cost of sales as a percentage of total revenue increased for the first nine months of 2003 compared to the first nine months of 2002 for all four of the Company's business segments.

EBG's cost of sales as a percentage of revenue increased to 79.5% for the first nine months of 2003 from 74.4% for the first nine months of 2002. The increase in cost of sales as a percentage of revenue related primarily to the Company's decision to retrofit certain components of the Company's demineralization systems at an estimated cost of $4.8 million. Additionally, the increase in cost of sales as a percentage of revenue relates to cost overruns associated with several projects ($0.5 million) as well as legal costs associated with contract disputes concerning two completed zero liquid discharge projects ($0.5 million).

UWG's cost of sales as a percentage of revenue increased to 77.4% for the first nine months of 2003 from 76.5% for the first nine months of 2002. The increase in cost of sales as a percentage of revenue primarily reflects the write-off of inventory as a result of the Company's decision to shut down operations of its Watertec business in Australia.

CWG's cost of sales as a percentage of revenue increased to 53.2% for the first nine months of 2003 from 45.1% for the first nine months of 2002. The increase in the 2003 cost of sales as a percentage of revenue compared to the 2002 figure was primarily attributable to the write-off of inventory as a result of the Company's decision to shut down operations in its European Home Water business.

IBG's cost of sales as a percentage of revenue increased to 42.2% for the first nine months of 2003 from 40.9% for the first nine months of 2002. The increase in cost of sales as a percentage of revenue was primarily associated with the expansion of the field service force and expanded production capacity for consumable products.

Cost of sales to affiliated companies as a percentage of revenue decreased to 86.2% for the first nine months of 2003 from 91.9% for the first nine months of 2002. The decrease in the cost of sales for the first nine months of 2003 was primarily due to lower revenues from sales to Desalcott for which all intercompany profit on sales to Desalcott has been deferred. The decrease in costs of sales as a percentage of revenues was also due to the increase in equipment sales to UDC, for which the Company defers intercompany profit equal to its 25% equity ownership in UDC.

Operating Expenses
Research and development expenses increased 15.1% or $0.7 million during the first nine months of 2003 compared to the first nine months of 2002. The Company currently expects to continue to invest in new products and technologies at approximately the same level as in prior quarters.

Selling, general and administrative expenses increased $7.6 million to $69.8 million for the first nine months of 2003 from $62.2 million for the first nine months of 2002. The increase in selling, general, and administrative costs for the first nine months of 2003 compared to the first nine months of 2002 is attributable to several factors. The Company recorded increased professional fees of $2.1 million during the first nine months of 2003. The Company also recorded increased bad debt expense of approximately $2.4 million primarily relating to charges incurred of $0.8 million for the write-down of a receivable that is currently in litigation, as well as incremental bad debt expense of $0.4 million associated with the Company's decision to shut down operations of the European Home Water business and $0.3 million of bad debt expense associated with the Company's decision to shutdown operations of the Company's Watertec business in Australia. The Company also incurred increased pension costs of approximately $1.7 million due to plan amendments and changes in plan assumptions as well as post-retirement obligations of $0.9 million incurred in connection with the announced retirement of the Company's former Chief Executive Officer.

Restructuring and Impairment of Long-Lived Assets
On September 3, 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program will consolidate the Company's sales, engineering, manufacturing and accounting functions, which are currently spread among numerous reporting entities, into several regional centers in the United States, Europe and Asia. The Company also announced plans to eventually consolidate the

Equipment Business Group segment ("EBG") and the Ultrapure Water Group segment ("UWG") into a single business group and plans to divest the Elite Consumer Products division in Ludlow, MA, and shut down operations at the Company's Ionics Watertec facility in Australia and its European Home Water activities.

As a result of the above decisions, the Company recorded restructuring charges of approximately $2.5 million in the third quarter of 2003 relating to employee severance costs for the elimination of approximately 150 positions. At September 30, 2003, substantially all of the employees whose employment was terminated as a result of these restructuring activities had left the Company. At September 30, 2003, the Company has approximately $1.6 million accrued for restructuring costs associated with employee severance arrangements and expects the remainder of the payments to be made during the fourth quarter of 2003.

During the third quarter of 2003, the Company recorded an impairment charge relating to production equipment within the EBG segment that it had previously expected to operate for a manufacturer of lactic acid in the food industry under a build-own-operate contract. During the third quarter, the Company's customer began the process of filing for bankruptcy protection. Accordingly, the Company recorded a pre-tax asset impairment charge of approximately $2.5 million associated with the remaining carrying value of the equipment as the Company does not expect to recover the asset or receive any future payments.

Impairment of Goodwill
SFAS No. 142, "Goodwill and Other Intangible Assets," provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business outlook. During the third quarter of 2003, as a result of significant changes in business outlook which resulted in the Company's restructuring program, the Company conducted an interim impairment test of the goodwill related to certain of its reporting units as of September 30, 2003. Based upon its preliminary assessment, the Company concluded that the carrying value of the assets and liabilities associated with its RCC, Ahlfinger and Separatech reporting units exceeded their fair value and accordingly recorded a $12.7 million goodwill impairment charge ($6.8 million at RCC, $3.7 million at Ahlfinger and $2.2 million at Separatech). The impairment charge, representing the entire goodwill balance for these reporting units, was estimated by comparing the implied fair value of the goodwill associated with these reporting units to their carrying values. Adjustments, if any, arising from the finalization of the reporting units' valuation for purposes of goodwill impairment testing will be recorded during the fourth quarter of 2003. The fair value of the reporting units was estimated utilizing the expected present value of future cash flows.

Interest Income and Interest Expense
Interest income totaled $2.2 million for the first nine months of 2003 compared to $2.7 million for the first nine months of 2002. Interest expense was $0.7 million for the first nine months of 2003 compared to $1.3 million for the first nine months of 2002.

Equity (Loss) Income
Equity losses in affiliated companies totaled to $2.8 million for the first nine months of 2003 compared to equity income of $2.4 million for the first nine months of 2002. The Company's equity income is derived primarily from its 20% equity interest in a Mexican joint venture company, its 40% equity interest in Desalcott, its equity interests in several joint ventures in the Middle East, and to a lesser extent from its other equity investments in affiliated companies. The decrease in equity income of $5.2 million for the first nine months of 2003 compared to the first nine months of 2002 was primarily related to increased losses reported by Desalcott. Desalcott's losses were primarily a result of management fees and costs associated with the close of long-term financing and the settlement of the construction contract dispute (see Note 8), as well as development costs associated with investigating potential new projects in Trinidad.

Gain on Sale of Aqua Cool
On December 31, 2001, the Company completed the sale of its Aqua Cool Pure Bottled Water operations in the United States, United Kingdom and France to affiliates of Perrier-Vittel S.A., a subsidiary of Nestle S.A. ("Nestle"). The purchase price set forth in the divestiture agreement was approximately $220 million, of which $10 million was deposited in escrow pursuant to the terms of the divestiture agreement. The amount of the purchase price was subject to adjustment based on the final number of customers and working capital levels of the transferred businesses, in each case as determined in accordance with the divestiture agreement. As of December 31, 2001, the Company's accrued liabilities included estimates of loss contingencies of approximately $17 million, representing management's best estimate of the Company's liability for final adjustments to the purchase price based on the number of qualifying customers. Prior to the date of the audit report issued by the Company's independent auditors and the filing of the Company's financial statements for the year ended December 31, 2002, the Company and Nestle reached agreement as to the amount of purchase price adjustments and other claims made by Nestle. Pursuant to that agreement, the $10 million held in escrow (plus accumulated interest) was delivered to Nestle and the Company paid Nestle an additional $2.9 million in cash as of March 31, 2003. Because that agreement provided additional evidence with respect to conditions that existed at the date of the balance sheet and provided for the ultimate resolution of the loss contingency estimate, the Company recorded a $14.1 million reduction in the accrued liabilities referenced above in the fourth quarter of 2002, reflecting the final agreement as to the number of qualifying customers and the settlement of other claims. In addition, the Company recorded a $3.4 million charge related to bonuses for management and certain other employees, and a $2.5 million charge for incremental transaction costs. The $3.4 million bonus amount had not been recorded prior to the fourth quarter of 2002 because the bonus payments related directly to the Aqua Cool sale were contingent upon the final resolution of the purchase price adjustments, and could not be determined until the purchase price adjustments had been finally determined. The net result of these items was the recognition of approximately $8.2 million of pre-tax gain in the fourth quarter of 2002. After finalization of transaction and employee compensation costs, the Company recorded an additional pretax gain of $0.5 million in the third quarter of 2003.

Income Tax (Benefit) Expense
For the nine months ended September 30, 2003, the Company recorded an income tax benefit of $9.1 million on a consolidated pre-tax loss from continuing operations before minority interest expense of $28.5 million, yielding an annual effective tax rate of 31.8%. For the nine months ended September 30, 2002, the Company recorded income tax expense of $2.6 million on consolidated pre-tax income from continuing operations before minority interest of $6.3 million, yielding an annual effective tax rate of 41.1%. The change in the effective tax rate for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 resulted from changes in the overall level of consolidated pre-tax profit and the geographic mix of expected losses in several foreign subsidiaries for which the Company may not be able to realize future tax benefits.

The Company estimates income taxes in each of the jurisdictions in which it operates and involves an assessment of permanent and temporary differences resulting from differing treatment of items for tax and book accounting purposes. Temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must also assess the likelihood that any deferred tax assets will be recovered, and must establish a valuation allowance to the extent that it believes that it is more likely than not any deferred tax asset will not be utilized from future taxable income. Although realizability is not assured, based on the weight of available evidence, the Company believes it is more likely than not that all remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. The Company will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term, and the amount could be material, if the Company does not generate sufficient taxable income in future periods.

Discontinued Operations On August 14, 2003, the Company's management and Board of Directors approved a plan of disposition to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, MA, which is part of the Company's Consumer Water Group segment. Accordingly, the Company's consolidated financial statements and notes reflect this business as a discontinued operation in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The loss from discontinued operations of $3.7 million, or $6.1 million on a pre-tax basis, recorded in the three months ended September 30, 2003 includes losses from operations of $0.6 million and an estimated loss on disposal of $5.5 million, reflecting asset impairment charges to write down the carrying value of these assets to their estimated fair value less costs to sell. The Company expects to complete the sale within the next twelve months. The loss from discontinued operations of $6.3 million, or $10.2 million on a pre-tax basis, recorded for the nine months ended September 30, 2003, includes losses from operations of $4.7 million and an estimated loss on disposal of $5.5 million, which includes an asset impairment charge of $4.0 million recorded during the second quarter attributable to certain sodium hypochlorite manufacturing equipment.

Net (Loss) Income
The Company's net loss amounted to $26.4 million for the first nine months of 2003, compared to net income of $3.1 million for the first nine months of 2002.

Financial Condition

Net working capital decreased $28.9 million during the first nine months of 2003, while the Company's current ratio, defined as current assets divided by current liabilities, of 2.7 at September 30, 2003 decreased from 3.0 at December 31, 2002.

At September 30, 2003, the Company had total assets of $591.4 million, compared to total assets of $608.0 million at December 31, 2002. Cash, cash equivalents and restricted cash decreased $10.1 million during the first nine months of 2003, primarily reflecting payments of current accounts payable and funding requirements of the Kuwait wastewater project. At December 31, 2002, the Company had $4.3 million in restricted cash, reflecting advance payments for work to be performed on the Kuwait wastewater treatment facility, the restrictions on which expired during the first quarter of 2003.

Net cash provided by operating activities amounted to $2.1 million during the first nine months of 2003. The primary sources provided by operating cash flow during the first nine months of 2003 was the reduction of accounts receivable of $11.6 million, depreciation and amortization charges of $18.9 million, provision for losses on accounts and notes receivable of $3.2 million, and impairment of long-lived assets of $2.5 million. These sources of operating cash were offset by uses for increased affiliate accounts receivable of $14.4 million, primarily from continuing work on the Kuwait wastewater project, reductions of deferred income taxes of $8.5 million, and payments made on accounts payable of $7.8 million.

Net cash used in investing activities amounted to $26.7 million during the first nine months of 2003, reflecting additions to property, plant and equipment, primarily related to investments made in the UWG segment for a build, own, and operate facility in the power industry. The Company currently expects to invest a proportionate amount in property, plant and equipment during the fourth quarter of 2003 as compared with the prior quarters of 2003. Also, during the third quarter of 2003, the Company purchased substantially all of the assets of CoolerSmart, LLC, a limited liability company in the business of leasing point-of-use "bottleless" water coolers, for approximately $7 million.

Net cash provided by financing activities totaled $7.2 million during the first nine months of 2003, primarily reflecting the expiration of the restriction on the use of cash that existed at December 31, 2002.

Other Commitments and Contingencies
From time to time, the Company enters into joint ventures with respect to specific projects, including the projects in Trinidad, Kuwait and Israel described below. Each joint venture arrangement is independently negotiated based on the specific facts and circumstances of the project, the purpose of the joint venture company related to the project, as well as the rights and obligations of the other joint venture partners. Generally, the Company has structured its project joint ventures so that the Company's obligation to provide funding to the underlying project or to the joint venture entity is limited to its proportional capital contribution, which can take the form of equity or subordinated debt. Except in situations that are negotiated with a specific joint venture entity as discussed below, the Company has no other commitment to provide for the joint venture's working capital or other cash needs. In addition, the joint venture entity typically obtains third-party debt financing for a substantial portion of the project's total capital requirements. In these situations, the Company is typically not responsible for the repayment of the indebtedness incurred by the joint venture entity. In connection with certain joint venture projects, the Company may also enter into contracts for the supply and installation of the Company's equipment during the construction of the project, for the operation and maintenance of the facility once it begins operation, or both. These commercial arrangements do not require the Company to commit to any funding for working capital or any other requirements of the joint venture company. As a result, the Company's exposure with respect to its joint ventures is typically limited to its debt and equity investments in the joint venture entity, the fulfillment of any contractual obligations it has to the joint venture entity and the accounts receivable owing to the Company from the joint venture entity.

Trinidad
In 2000, the Company acquired 200 ordinary shares of Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), for $10 million and loaned $10 million to Hafeez Karamath Engineering Services Ltd. ("HKES"), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire an additional 200 ordinary shares of Desalcott. Prior to those investments, HKES owned 100 ordinary shares of Desalcott. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott. In the second quarter of 2002, construction was completed on the first four (out of five) phases of the Trinidad desalination facility owned by Desalcott, and the facility commenced water deliveries to its customer, the Water and Sewerage Authority of Trinidad and Tobago.

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

In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The bridge loan of $79.9 million and the $20 million equity provided to Desalcott did not provide sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing in the second quarter of 2003. Consequently, included in Desalcott's obligations at March 31, 2003 was approximately $30.1 million payable to the Company's Trinidad subsidiary for equipment and services purchased in connection with the construction of the facility. However, Desalcott disputed certain amounts payable under the construction contract. In June 2003, Desalcott and the Company's Trinidad subsidiary resolved their dispute under the construction contract, and reached agreement as to the final amount owing to the Company for completion of the first four phases of the project. As a result of this agreement, the Company will not realize approximately $2.7 million of the deferred profit on the construction project, and therefore reduced the related accounts receivable and deferred revenue balances by $2.7 million each.

In June 2003, Desalcott entered into a long-term loan agreement with the Trinidad bank that had provided the bridge loan. In connection with the funding of the loan, Desalcott paid the Company's Trinidad subsidiary approximately $12 million of outstanding accounts receivable under the construction contract in July 2003. In addition, pursuant to a previous commitment made by the Company, the Company, effective July 31, 2003, converted an additional $10 million of amounts owing under the construction contract into a loan to Desalcott as an additional source of long-term project financing. That loan has a seven-year term, and is payable in 28 quarterly payments of principal and interest. The interest rate is fixed at two percent above the interest rate payable by Desalcott on the U.S. dollar portion of its borrowings under its long-term loan agreement with the Trinidadian bank (the initial annual rate on the U.S. dollar portion was 8 1/2%). In the event of a default by Desalcott, Desalcott's obligation to the Company is subordinated to Desalcott's obligations to the Trinidad bank.

As a result of the settlement of the construction contract dispute described above and Desalcott's $12 million payment to the Company's Trinidad subsidiary, together with the conversion of an additional $10 million of accounts receivable into a long-term note receivable as described above, the remaining amount due to the Company's Trinidad subsidiary from Desalcott for construction work on the first four phases of the project is approximately $6 million. This amount will be partially paid out of Desalcott's future cash flow from operations over a period of time estimated to be two years, and the balance from funds available from long-term financing proceeds upon completion by the Company of certain "punch list" items. In addition, Desalcott and the Company agreed that the Company's Trinidad subsidiary would complete the last phase (phase 5) of the project (which will increase water production capacity by approximately 9%) for a fixed price of $7.7 million. Work on phase 5 has commenced and is expected to be completed in the second quarter of 2004.

Kuwait
During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and construction of the project commenced. At September 30, 2003, the Company had invested a total of $8.3 million as equity and subordinated debt in UDC. The Company has commitments to make additional equity investments or issue additional subordinated debt to UDC of approximately

$7.3 million over the next two years. In addition, a total of $18.8 million in performance bonds have been issued on behalf of the Company's Italian subsidiary in connection with the project.

Israel
In 2001, the Company entered into agreements with an Israeli cooperative society and an Israeli corporation for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. During the second quarter of 2003, the Israeli cooperative society and the Company acquired the ownership interest of the Israeli corporation in MDL. On June 17, 2003, MDL finalized a concession contract originally entered into in August 2002 with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. In June 2003, MDL obtained $8 million of debt financing for the project from an Israeli bank, and the Company has guaranteed repayment of 49% of the loan amount in the form of a bank letter of guarantee. In July 2003, the Company through its Israeli subsidiary made an equity investment of $1.5 million in MDL for its 49% equity interest. This project is scheduled to be completed in the first half of 2004.

In January 2002, the Company entered into agreements with two Israeli corporations giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). On October 28, 2002, CDL was awarded a concession agreement by the Israeli Water Desalination Agency ("WDA") (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. At December 31, 2002, the Company made an equity investment of $0.2 million in CDL. Additionally, at September 30, 2003 the Company had deferred costs of approximately $0.6 million relating to the engineering design and development work on the project. If CDL obtains long-term project financing, the Company has committed to make additional equity investments to CDL of approximately $9.7 million. The timing and amount of such investments will depend upon the terms of the long-term financing agreement. The terms of the concession agreement originally required that long-term financing be obtained by April 2003. CDL was granted an extension to August 20, 2003 and a request for a further extension to obtain such financing has been submitted to the WDA for approval. Although the Company currently anticipates that CDL will obtain long-term financing for the project, if CDL is unable to obtain such financing, the Company would expense its deferred costs relating to the construction project and its investment in CDL (estimated to be approximately $0.8 million by the time of the closing of the long-term financing). Additionally, the Company could incur its one-third proportionate share ($2.5 million) of liability under a $7.5 million performance bond issued on behalf of CDL. In August 2003, the Company entered into an agreement with the two other equity participants in CDL, which would permit one of them to withdraw from the project subject to the approval of the WDA. Should the withdrawal of the partner be approved by the WDA, the Company's equity interest in CDL would increase from one-third to 50%, proportionately increasing its obligation under the performance bond, as well as increasing its required equity investment in the project to approximately $15 million.

In August 2003, a 50/50 joint venture between the Company and an Israeli engineering corporation was selected by Mekorot, the Israeli state-sponsored water company, to design, supply and construct a 123,000 cubic meter per day (32.5 million gallons per day) seawater desalination facility in Ashdod, Israel. The estimated amount of the equipment supply and construction contract to be negotiated and entered into with respect to the project is approximately $95 million, and it is estimated that the plant will require approximately two years to complete. The joint venture submitted a $5 million bid bond with its proposal, and the Company would be responsible for 50% of this amount if a demand were made on the bid bond. It is currently anticipated that the parties will sign a final form of contract in the first quarter of 2004, at which time the joint venture will replace the bid bond with a performance bond in the principal amount of 10% of the contract value.

Algeria
On October 18, 2003 the Algerian Energy Company (AEC) publicly declared the Company as the selected bidder for a twenty-five year seawater desalination build-own-operate (BOO) project. The Company and AEC intend to form a joint project company to finance, build and operate the plant, and it is currently anticipated that the Company will have a majority interest in the project company. It is currently contemplated that the projected $225 million capital investment will be financed by a combination of equity and non-recourse debt. The take-or-pay water supply contract will be guaranteed by Sonatrach, the Algerian national energy company.

The desalination plant, to be located near Algiers, will have a capacity of 200,000 cubic meters per day (53 million gallons per day) of drinking water. It is estimated that construction will take approximately two years after completion of debt financing. The plant will be the largest membrane desalination facility in Africa and one of the largest in the world.

The Company will design and supply the seawater reverse osmosis desalination system, and operate the facility over the 25-year contract period. In accordance with Company policy, the project will not be booked into backlog until a firm commitment for debt financing is obtained and the final water sales contract is completed. These activities are expected to take approximately 6 to 8 months.

Guarantees and Indemnifications
In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees became applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified as of December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements. The following is a summary of the Company's agreements that have determined to be within the scope of FIN 45.

Under its By-laws, the Company has an obligation to indemnify its directors and officers to the extent legally permissible against liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer of the Company. The Company has obtained director and officer liability insurance policies that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of this insurance policy coverage, the estimated fair value of this indemnification is not material. This obligation to indemnify its directors and officers is grandfathered under the provisions of FIN 45 as it existed prior to December 31, 2002. Accordingly, the Company has not recorded any liabilities for these obligations as of September 30, 2003.

As part of past acquisitions and divestitures of businesses or assets, the Company made a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. The Company only provides such warranties or indemnifications after considering the economics of the transaction and the liquidity and credit risk of the other party in the transaction. Typically, certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but others may survive indefinitely. The warranty and indemnification obligations noted above were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. In addition, the Company has not made any similar warranty or indemnification obligations during the first nine months of 2003. Accordingly, the Company has not recorded any liabilities for these obligations as of September 30, 2003.

On November 1, 2003, the Company guaranteed repayment, up to its 43% proportional equity interest, of a $10 million bank line of credit extended to Toray Membrane America, Inc., a joint venture affiliated company engaged in membrane manufacture. The Company's guaranty will expire on December 3, 2003, and it is anticipated that the Company will reissue or extend its guaranty at that time.

In April 2003, the Company reinstated and amended its domestic unsecured working capital credit facility with Fleet Bank. The terms of the facility, which expires on April 30, 2004, are substantially the same as that of the expired facility, except that at the request of the Company the maximum borrowings under the facility were reduced from $30.0 million to $15.0 million. Loans against the facility bear interest at the Prime Rate or LIBOR plus 1.25%, at the discretion of the Company. The facility includes certain financial covenants relating to liquidity levels, capital expenditures and consolidated tangible net worth, and at September 30, 2003 the Company is in compliance. The Company also maintains several foreign lines of credit. The Company may borrow a total of $23.0 million under its domestic and international unsecured credit facilities. At September 30, 2003, the Company's total borrowings under all its existing credit facilities was $4.2 million.

In addition, the Company has facilities in place with its banks and insurance carriers under which letters of credit and bonds are issued from time to time under commercial transactions for the benefit of customers and other parties with whom the Company does business. In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company's commitment to proceed with a project if it is the successful bidder. Performance bonds are typically issued for the benefit of the Company's customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. In the past, the Company has not incurred significant liabilities or expenses as a result of the use of these instruments. Approximately $110.6 million of these instruments were outstanding at September 30, 2003. Based on the Company's experience with respect to letters of credit, bid bonds and performance bonds, the Company believes the estimated fair value of the instruments entered into during the first nine months of 2003 is not material. Accordingly, the Company has not recorded any liabilities for these instruments as of September 30, 2003.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for under Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurrent in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. The Company applied the provisions of SFAS 146 effective for exit or disposal activities initiated during the quarter ended September 30, 2003. The adoption of SFAS 146 changes, on a prospective basis, the timing of recording restructuring charges from the commitment date to when a liability is determined to have been incurred.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). This interpretation addresses the consolidation of certain variable interest entities
(VIEs) for which a controlling financial interest exists. FIN 46 applies immediately to financial interests obtained in VIEs after January 31, 2003. It applies in the first fiscal year or interim period beginning after September 15, 2003, to VIEs in which a financial interest was obtained before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has a financial interest in certain entities that may be considered VIEs under FIN 46. The Company is currently evaluating the impact of FIN 46 on its Investments in Affiliated Companies, and if the Company determines that it has a controlling financial interest in any of these entities, consolidation may be required. The ultimate effect of adopting FIN 46 on the Company's financial position or results of operations has not yet been determined.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements to provide for more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective
(1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this pronouncement did not have any material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No.150"). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have any impact on the Company's financial position or results of operations.

In May, 2003 the EITF reached a consensus on EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease ("EITF 01-8"). Arrangements or contracts that traditionally were not viewed as leases may contain features that would require them to be accounted for under SFAS No. 13, Accounting for Leases. EITF 01-8 is effective July 1, 2003. The adoption of EITF 01-8 did not have an impact on the Company's financial position or results of operations.

In May 2003, the FASB Emerging Issues Task Force finalized Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this pronouncement did not have any material impact on the Company's financial position or results of operations.

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995 Certain statements contained in this report, including, without limitation, statements regarding expectations as to the Company's future results of operations, statements in the "Notes to the Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements. Such statements are based on management's current views and assumptions and are neither promises nor guarantees but involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations as described in such forward-looking statements. Among these factors are the matters described under "Risks and Uncertainties" contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as well as overall economic and business conditions; competitive factors, such as acceptance of new products and pricing pressures and competition from companies larger than the Company; risk of nonpayment of accounts receivable, including those from affiliated companies; risks associated with the recently announced restructuring program; risks associated with foreign operations; risks associated with joint venture entities, including their respective abilities to arrange for necessary long-term project financing; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, as described below under "Quantitative And Qualitative Disclosures About Market Risk"; fluctuations in the Company's quarterly results; and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made, and the Company disclaims any obligation to update, supplement or modify such statements in the event the facts, circumstances or assumptions underlying the statements change, or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments
The Company enters into foreign exchange contracts including forwards, options and swaps. The Company's policy is to enter into such contracts only for the purpose of managing exposures and not for speculative purposes. The Company holds a series of U.S. dollar/euro forward contracts that were executed to offset the foreign exchange risk associated with forecasted revenues related to an ongoing project. As of September 30, 2003, the notional amount of the contracts was $8.3 million. The fair value of the forward contracts, which was $0.5 million at September 30, 2003, is recorded in the "Other current assets" section of the Consolidated Balance Sheets. End of period changes in the market value of the forward contracts that qualify as cash flow hedging contracts are recorded as a component of "Accumulated other comprehensive loss" in the "Stockholders' equity" section of the Consolidated Balance Sheets.

The Company also maintains foreign exchange forward contracts to hedge the balance sheet exposure related to an intercompany loan. At September 30, 2003, the fair value of the forward contracts, which was immaterial, was recorded in the "Other current assets" section of the Consolidated Balance Sheets. The end of period change in the fair market value of the contracts, which was immaterial, was recorded in "Selling, general and administrative" expenses. At September 30, 2003, a hypothetical change of 10% in exchange rates would change the fair value of the Company's portfolio of foreign exchange contracts by approximately $1.0 million.

Market Risk
The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate risk fluctuations, but the Company believes the risk is not material due to the short-term nature of these investments. At September 30, 2003, the Company had $5.7 million of short-term debt and $8.8 million of long-term debt outstanding. The major portion of this debt has fixed interest rates and is not subject to risk arising from interest rate variability. A hypothetical increase of 10% in interest rates for a one-year period would result in additional interest expense that would not be material in the aggregate. The Company's net foreign exchange currency gain was $1.2 million and $1.7 million for the nine months ended September 30, 2003 and 2002, respectively. The Company's exposure to foreign currency exchange rate fluctuations is mitigated by the fact that the operations of its international subsidiaries are primarily conducted in their respective local currencies. Also, in certain situations, the Company enters into foreign exchange contracts to mitigate the impact of foreign exchange fluctuations.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's "disclosure controls and procedures" as of September 30, 2003. The Securities and Exchange Commission ("SEC") defines "disclosure controls and procedures" as a company's controls and procedures that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company's disclosure controls and procedures as of September 30, 2003 were effective to provide reasonable assurances that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the third quarter of 2003, the Company implemented the following measures designed to address the deficiencies and material control weaknesses previously identified by the Company's independent auditors in connection with the audit of the 2002 financial statements:


     o Conducted a Controllers Conference on September 16 and 17, 2003 for the Company's segment and divisional controllers and corporate accounting staff which addressed the key roles and responsibilities of the controller function, the requirements of the Sarbanes Oxley Act, and reviewed the Company's Financial Reporting Manual, including a review of key policies and procedures.

     o Commenced the process of eliminating and consolidating the number of reporting entities in an effort to simplify the Company's reporting structure.

Other than these measures, there were no changes in our internal control over financial reporting during the third quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, its Chief Financial Officer, and its former Chief Executive Officer have been named as defendants in a class action lawsuit captioned Jerome Deckler
v. Ionics, Inc., et al., filed in the U.S. District Court, District of Massachusetts, in March 2003. The complaint was amended in August 2003. Plaintiffs allege violations of the federal securities laws relating to the restatement of the Company's financial statements for the first and second quarters of 2002, announced in November 2002, and are seeking an unspecified amount of compensatory damages and their costs and expenses, including legal fees. The Company believes that the allegations in the lawsuit are without merit and intends vigorously to defend the litigation. While the Company believes that the litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

The litigation captioned Aerocrine AB v. Ionics, Inc. and Sievers Instruments, Inc., first reported in the Company's quarterly report for the period ended June 30, 2003, was settled in August 2003. The Company and its subsidiary, Sievers Instruments, Inc., entered into a non-exclusive license agreement with the plaintiff, the impact of which the Company believes will not be material.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

   Exhibit No. Description
    10.1 Employment Agreement dated as of August 28, 2003 between the Company and John F. Curtis.

    10.2 Inducement Non-Qualified Stock Option Agreement dated as of August 28, 2003 between the Company and John F. Curtis (filed as Exhibit 4.3 to
               Registration Statement No. 333-108904 on Form S-8 effective September 18, 2003).*

    10.3 Loan Agreement dated as of July 31, 2003 between the Desalination Company of Trinidad and Tobago Limited and Ionics Ventures Ltd.

    31.1       Rule 13a-14(a) Certification of Chief Executive Officer.

    31.2       Rule 13a-14(a) Certification of Chief Financial Officer.

    32.1       Section 1350 Certification of Chief Executive Officer.

    32.2       Section 1350 Certification of Chief Financial Officer.
  ---------------------
  * Incorporated herein by reference.

b) Reports on Form 8-K


       One report on Form 8-K was filed by the Company with the Securities and Exchange Commission during the three-month period ended September 30, 2003. This report, filed on August 1, 2003, reported under Item 7 and
       Item 12 of Form 8-K, the issuance by the Company of a press release reporting financial results for the second quarter of 2003, ended June 30, 2003. A copy of the financial results press release was filed as
       Exhibit 99 to the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IONICS, INCORPORATED



Date: November 13, 2003         By:  /s/Douglas R. Brown

                                     -------------------------------------
                                     Douglas R. Brown
                                     President and Chief Executive Officer
                                     (duly authorized officer)




Date: November 13, 2003         By:  /s/Daniel M. Kuzmak

                                     -------------------------------------
                                     Daniel M. Kuzmak
                                     Vice President and Chief Financial Officer
                                     (principal financial officer)

                                  EXHIBIT INDEX

Exhibit No.      Description

 10.1 Employment Agreement dated as of August 28, 2003 between the Company and John F. Curtis.

 10.2 Inducement Non-Qualified Stock Option Agreement dated as of August 28, 2003 between the Company and John F. Curtis (filed as Exhibit 4.3 to Registration Statement No. 333-108904 on Form S-8 effective September 18, 2003).

 10.3 Loan Agreement dated as of July 31, 2003 between the Desalination Company of Trinidad and Tobago Limited and Ionics Ventures Ltd.

 31.1           Rule 13a-14(a) Certification of Chief Executive Officer.

 31.2           Rule 13a-14(a) Certification of Chief Financial Officer.

 32.1           Section 1350 Certification of Chief Executive Officer.

 32.2           Section 1350 Certification of Chief Financial Officer.