Form 10-K
period 2003-12-31
IONICS INC
filed 2004-03-15
CIK 52466

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes [X] No [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of June 30, 2003 was $386,822,853 (17,292,014 shares at $22.37 per share).

As of March 1, 2004, 22,578,284 shares of Common Stock, $1.00 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of such proxy statement are incorporated by reference into Item 5 and Part III of this Annual Report on Form 10-K.

                              IONICS, INCORPORATED

                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

PART I....................................................................................................     3
    ITEM 1.     BUSINESS..................................................................................     3
    ITEM 2.     PROPERTIES................................................................................    13
    ITEM 3.     LEGAL PROCEEDINGS.........................................................................    15
    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................    16

PART II...................................................................................................    16
    ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................    16
    ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA......................................................    16
    ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....    17
    ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.................................    50
    ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................    51
    ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......    92
    ITEM 9A.    CONTROLS AND PROCEDURES...................................................................    92

PART III..................................................................................................    92
    ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................    92
    ITEM 11.    EXECUTIVE COMPENSATION....................................................................    92
    ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................    92
    ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................    93
    ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................................................    93

PART IV...................................................................................................    93
    ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..........................    93

SIGNATURES................................................................................................    99
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................................................    51

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

ITEM 1. BUSINESS

GENERAL

Ionics, Incorporated ("Ionics" or the "Company") is a global leader in the supply of water purification and wastewater treatment equipment and services. Ionics' products and services are used by the Company or its customers to desalt brackish water and seawater, treat, recycle and reclaim process water and waste water, treat water for residential and commercial applications, manufacture and supply disinfection chemicals and process food products. The Company is also a leader in supplying zero liquid discharge systems, in providing ultrapure water systems for the power and microelectronics industries, and in the measurement and analysis of water impurities. With the acquisition of Ecolochem, Inc., and its affiliated companies (the Ecolochem Group) on February 13, 2004, the Company has also become a leader in the provision of mobile water treatment. The Company has over 50 years of experience in the design, installation, operation and maintenance of water and waste water treatment systems. The Company's customers include industrial companies, consumers, resorts, municipalities and other governmental entities and utilities. Unless the context indicates otherwise, the terms "Ionics" and "Company" as used herein includes Ionics, Incorporated and all its subsidiaries.

Over fifty years ago, the Company pioneered the development of the ion-exchange membrane and the electrodialysis process. Since that time, the Company has expanded its separations technology base to include a number of membrane and non-membrane-based separations processes. These separations processes include electrodialysis reversal (EDR), reverse osmosis (RO), ultrafiltration (UF), microfiltration (MF), electrodeionization (EDI), electrolysis, ion exchange, carbon adsorption, and thermal processes such as evaporation and crystallization.

The Company's business activities are reported in four business group segments, which the Company put into place in 1998. The business group structure is based upon defined areas of management responsibility with respect to markets, applications and products. The Company believes that each business group segment comprises and represents a class of similar products or product lines used in particular water treatment applications. These business group segments are the Equipment Business Group, Ultrapure Water Group, Consumer Water Group, and Instrument Business Group. In 2003, these segments accounted for approximately 41.5%, 29.5%, 6.1% and 8.6%, respectively, of the Company's total revenues. See
Note 18 to the Consolidated Financial Statements for additional information regarding the Company's four business segments (sales to affiliated companies accounted for the remaining 14.3%). On December 31, 2001, the Company sold its Aqua Cool Pure Bottled Water division, constituting the major portion of the assets of the Consumer Water Group. Approximately 48.4% of the Company's 2003 revenues were derived from foreign sales or operations.

In the first quarter of 2004, the Company completed the acquisition of Ecolochem, Inc. and its affiliated companies. Ecolochem, a privately held company headquartered in Norfolk, Virginia is a leading provider of emergency, short and long-term mobile water treatment services to the power, petrochemical and other industries. The acquisition significantly increases the Company's ability to offer extensive outsourced water services to its customer base and adds significantly to the Company's recurring revenue base.

The Company is changing its operating structure starting in the first quarter of 2004. The Company plans to restructure its organization into three business groups - water systems, instruments and consumer. The water systems group will be further classified into equipment sales and operations. Equipment sales will reflect all of the Company's capital equipment and related sales, including spare parts and the operations group will include all of its recurring revenue activities including regeneration, operating plants, disinfection chemicals and other related products. The consumer group will continue to include its existing activities. The instrument group will also continue its existing activities, and will be credited with all instrument sales made by the Company (the Equipment Business Group and Ultrapure Water Group were previously credited with instrument sales made by their own organizations).

The Company was incorporated in Massachusetts in 1948. The Company's principal executive officers are located at 65 Grove Street, Watertown, Massachusetts, 02472.

INFORMATION ABOUT BUSINESS SEGMENTS

EQUIPMENT BUSINESS GROUP

The Equipment Business Group accounted for approximately 41.5% of revenues in 2003. This segment provides technologies, treatment systems and services for seawater desalination, surface water treatment, brackish water desalination, and wastewater reuse and recycle. In addition, this segment includes the Company's custom fabrication and food processing activities.

Desalination and Related Water Treatment Equipment and Processes

Opportunities for the sale of desalination equipment for seawater and brackish water have been driven by population growth, increased industrial demands and decreasing availability of quality water from existing sources. Less than 1% of the water on the planet is fresh and usable, while 97% of the world's water is seawater and over 2% is locked in the polar ice caps.

The Company sells a wide spectrum of products and systems to serve this market utilizing technologies including EDR, ion exchange, EDI, RO, UF, ozonation and carbon adsorption. Depending on the customers' needs, the Company provides standardized versions of systems utilizing one or more of the technologies mentioned, or can supply complete turnkey plants that may include standardized models as well as peripheral water treatment equipment, complete engineering services, process and equipment design, project engineering, commissioning, operator training and field service.

As an example of the Company's activities in this market during 2003, the Company completed the fabrication and installation of a 6.2 million gallon per day (MGD) EDR system at Mason City, Iowa. This $3.9 million system is scheduled to commence operations and to be commissioned in 2004 for the treatment of a municipal groundwater supply.

The Company has also been participating in a growing market for surface water treatment equipment as municipalities are being required to meet increasingly stringent regulations for ensuring safe drinking water quality. For example, in late 2001 the Company received an order for equipment from the City of Minneapolis for the sale of UF based water treatment equipment to treat surface water used by the city for drinking water. The plant is expected to commence operations in 2004.

In 2003, the Company had completed 50% of the fabrication and assembly of a 15 MGD UF drinking water system to treat water from the Rio Grande River for Eagle Pass, Texas. This $4.6 million system will be completed in the first half of 2004, with installation and commissioning scheduled for the second half of 2004.

Wastewater Treatment Equipment and Processes

The market for treatment, recycle and reuse of industrial and municipal wastewaters has shown significant growth as the world-wide demand for water increases and regulations limiting waste discharges to the environment continue to mount.

Industrial Wastewater Treatment

The Company designs, engineers and constructs customized systems for industrial wastewater customers which may include conventional treatment systems, as well as advanced membrane separation technologies such as EDR, EDI, RO, UF and MF. Typical industrial customers are power stations, chemical and petrochemical plants, manufacturers and a variety of other industrial applications.

For "zero liquid discharge" applications the Company designs, engineers and constructs brine concentrators, evaporators and crystallizers which are used to clean, recover and recycle wastewaters. Such systems may also incorporate EDR membrane systems as preconcentrators and EDI membrane systems for further treatment of wastewater.

As an example of the Company's activities in the zero liquid discharge market, in 2003 the Company began the design and procurement of a zero-liquid-discharge
(ZLD) system for the joint venture between Saudi Arabian Texaco and Kuwait Oil Company. This $5.0 million system is scheduled for delivery in late 2004. The equipment will be used to treat and reclaim produced water generated from crude oil extraction.

Municipal Wastewater Treatment

The Company also provides custom and packaged sewage treatment systems for municipalities and advanced membrane systems that treat waste from conventional sewage treatment plants so that the treated wastewater can be recycled and revised for irrigation and process water needs.

As an example of the Company's activities in membrane based water treatment, during 2002, Utilities Development Company W.L.L. (UDC), a Kuwaiti project company in which the Company has a 25% ownership interest, commenced activities under a contract to construct, own and operate the largest membrane based water reuse facility in the world. The Company is also serving as a membrane equipment supplier to UDC under an $85 million supply contract awarded in 2002. Construction on the Kuwait facility began in 2003 with completion scheduled for late 2004 and start-up in 2005. For further discussion regarding UDC, see Item 7 of this Annual Report on Form 10-K under the caption "Financial Condition" and
Note 9 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Water Supply for Drinking and Industrial Use

Ionics' position as a seller of purified or treated water has evolved from its traditional role as a supplier of water treatment equipment. In certain situations, opportunities are available for the Company to supply the water itself through the ownership and operation of the water purification facility. In these situations, the Company is responsible for the financing, construction, operation and maintenance of the water treatment facilities. For large-scale water treatment projects, the Company's business model has been to participate in such projects through joint ventures in which the Company typically holds an equity interest.

As an example, the Company and the Algerian Energy Company (AEC), its local partner, have formed Hamma Water Desalination Ltd. (HWD) as the special purpose company for the execution of a 200,000 cubic meter per day seawater RO build-own-operate (BOO) contract. HWD was selected on October 17, 2003 for this 25 year project. HWD is in the process of arranging non-recourse debt financing for the project.

Ionics, through a wholly-owned subsidiary, owns and operates an EDR facility with capacity to treat 5.5 million gallons per day of brackish water and an RO seawater facility with capacity to treat 3.6 million gallons per day on Grand Canary Island, Spain. Under long-term supply contracts, the Company sells the desalted water from both facilities to the local water utility for distribution.

Ionics, through its local subsidiary, Ionics Water Resources, Ltd., owns 49% of Magan Desalination Ltd., a special purpose company established to finance, design, build, operate and maintain a 23,000 cubic meters per day brackish water desalination plant that will produce and sell potable water to the local water authority in Israel. At the end of 2003, the plant was 85% complete with start-up and commissioning scheduled for the second quarter of 2004.

In 2003, construction was started on the fifth and final stage of what the Company believes is the largest membrane-based seawater desalination plant in the Western Hemisphere, which is located in Trinidad. The seawater reverse osmosis (SWRO) desalination plant provides the Water and Sewerage Authority of Trinidad and Tobago (WASA) and the industries of the Point Lisas Industrial Estate with a high quality water supply for industrial requirements. This project is owned and operated by a joint venture between the Company (which has a 40% equity ownership interest in the venture) and its local partner, Hafeez Karamath Engineering Services Ltd. The plant began to produce and deliver water during 2002 and has a current design capacity of 26.4 million gallons per day, which will be expanded to 28.7 million gallons per day when Phase 5 is completed and commences operations in 2004. For further discussion regarding the Trinidad project, see Item 7 of this Annual Report on Form 10-K under the caption "Financial Condition" and Note 9 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

The Company also owns and operates more than 40 desalination plants on a number of Caribbean islands, which provide drinking water to hotels, resorts and governmental entities. Drinking water on these islands is usually supplied pursuant to water supply contracts with terms ranging up to ten years. On the island of Barbados, a 7.9 million gallon per day brackish water RO plant is providing fresh potable drinking water to about one-fifth of the island's population. Desalinated water is being provided to the Barbados Water Authority on a build, own, operate (BOO) basis by a consolidated joint venture (in which the Company has a controlling ownership interest) between Ionics and its local partner, Williams Industries.

The Equipment Business Group also carries out the following business activities:

Fabricated Products

At its Bridgeville and Canonsburg, Pennsylvania facilities, the Company fabricates products for industrial and defense-related applications.

Food Processing

Under an agreement with a major U.S. dairy cooperative, the Company oversees whey-processing activities at a plant owned by the cooperative and earns revenue based on the production of demineralized whey for its services. Included in the equipment being utilized at this plant is its Electromat(R) electrodialysis system.

ULTRAPURE WATER GROUP

The Ultrapure Water Group accounted for approximately 29.5% of the Company's 2003 revenues. This segment provides equipment and other related products for specialized industrial users of ultrapure water, such as companies in the microelectronics, power, chemical and life sciences industries. Ultrapure water is purified by a series of processes to the degree that remaining impurities are measured in parts per billion or trillion. The microelectronics industry has historically been a significant source of the revenues of the Ultrapure Water Group and the downturn in the microelectronics industry in recent years has negatively affected the performance of the Ultrapure Water Group.

Ultrapure Water Equipment

The demand for technologically advanced ultrapure water equipment and systems has increased as the industries which use ultrapure water have become more knowledgeable about their quality requirements and as such requirements have become more stringent. Ultrapure water needs are particularly important in the microelectronics, power, chemical and life sciences industries. The semiconductor industry in particular has increasingly demanded higher purity water as the circuits on silicon wafers have become more densely packed.

The Company supplies sophisticated ultrapure water systems, which utilize a combination of ion-exchange, EDI, RO and UF technologies. These systems are either trailer-mounted or land-based and vary from standardized modules to large multi-million dollar systems, depending on the customer's requirements.

The Company continues to pursue customers in the developing microelectronics market in the Far East. For example, during 2003 the Company received a $6.0 million order in connection with a project for Seagate Technology International in Singapore and a $4.0 million order from Chungwa Picture Tube (CPT) in Taiwan for the supply of ultrapure water systems for their manufacturing operations.

Ultrapure Water Supply

In industries such as microelectronics, power, chemical and life sciences, ultrapure water is critical to product volume, quality and yield. Depending on the composition and quantity of the impurities to be removed or treated, any one of several membrane separations methods can be utilized to provide ultrapure water to the customer. Ionics has pioneered the application of three membrane technologies (EDR, RO and UF) combined together in a mobile system called the "triple membrane" trailer (TMT) for use in the commercial processing of ultrapure water. Ionics provides ultrapure water services and the production and sale of ultrapure water from trailer-mounted units at customer sites.

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

As an example of the Company's activities in this area in 2003, the Company completed a project to supply 2,700 gallons per minute of ultrapure water to a large cogeneration utility in the Philadelphia area. The Company has a ten year "own and operate" contract for this ultrapure water supply that utilizes EDI as one of the key treatment technologies.

One of the Company's important ultrapure water activities is ion-exchange regeneration, which is conducted at four U.S. locations and two foreign locations. The Company also provides system sanitization and high-flow deionization at customer sites. As a result of the acquisition of the Ecolochem Group in February 2004, the Company now operates six additional ion-exchange resin regeneration sites in the U.S. and one in England.

The Company has been expanding its ultrapure water activities in the Asian market. The Company established an ultrapure water sales, service and regeneration facility in Singapore in 1998, opened an office in Taiwan in 1999, commenced operation of the first resin regeneration facility in Taiwan in 2002, and established a subsidiary in China in 2002 for the manufacture of water systems to serve the China market and for export.

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

CONSUMER WATER GROUP

This business group segment accounted for approximately 6.1% of the Company's 2003 revenues and currently serves the home water purification and point-of-use commercial water cooler markets. During 2003, the Company made a decision to sell its Elite Consumer Products division, located in Ludlow, Massachusetts, and accordingly the results for that division are reflected as a discontinued operation for all periods presented. On January 31, 2004, the Company completed the sale of its Elite Consumer Products division for approximately $5.2 million.

On December 31, 2001, the Company completed the sale of its Aqua Cool Pure Bottled Water business conducted in the United States, United Kingdom, and France to affiliates of Perrier Vittel S.A., a subsidiary of Nestle S.A. In this transaction, the Company received total proceeds of approximately $207 million, following finalization of contractual purchase price adjustments in the first quarter of 2003. See Note 17 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. The Company retains equity ownership interests in certain joint venture entities in Bahrain, Kuwait and Saudi Arabia which are engaged in the bottled water business.

Home Water Purification Systems

Point-of-Entry Home Water Purifiers

Ionics' point-of-entry water products include ion-exchange water conditioners to "soften" hard water and chemicals and media for filtration and treatment. The Company sells its products, under the General Ionics and other brand names, through both independent distributorships and wholly owned sales and service dealerships.

Point-of-Use Home Water Purifiers

The Company participates in the "point-of-use" ("POU") market for over- and under-the-sink water purifiers through the sale of RO and activated carbon-based filtering devices and through the manufacture and sale of HYgene(R), a proprietary, EPA-registered, silver-impregnated activated carbon filtering medium. The Company incorporates HYgene(R), which is designed to prevent bacterial build-up while providing the capability of removing undesirable tastes and odors from the water supply, into its own bacteriostatic water conditioners and also sells HYgene(R) to manufacturers of household point-of-use water filters.

Point-of-Use Water Coolers

In 2003, the Company acquired the assets and business of CoolerSmart, LLC, a U.S. company primarily providing point-of-use water coolers to commercial customers. A point-of-use (POU) cooler provides water treatment systems within the cooler and therefore eliminates the need for providing bottles of water from an external service. The Company believes this offers businesses an economical alternative option to conventional bottled water coolers.

During the fourth quarter of 2003, the Company's management and Board of Directors approved a plan of disposition to sell its European POU cooler business in the United Kingdom and Ireland. Accordingly, the results for the European POU business have been reflected as a discontinued operation for all periods presented.

Other Products

The Company's Elite Consumer Products division operated a facility in Ludlow, Massachusetts to produce and distribute bleach-based products for the consumer market, and methanol-based automobile windshield wash solution. In January 2004, the Company completed the sale of the assets of this business group.

INSTRUMENT BUSINESS GROUP

The Company's Instrument Business Group accounted for approximately 8.6% of the Company's 2003 revenues. This segment designs and manufactures analytical instruments that serve the pharmaceutical, microelectronic, chemical, power generation, environmental, municipal water, food and beverage, and medical research industries. The Instrument Business Group derives more than 40% of its revenues from service, consumables, spare parts, and training products from its installed base of more than 8,000 units. During 2000, the Ionics Instrument Division, which was located in Watertown, Massachusetts, was moved and consolidated with Ionics Sievers Instruments, located in Boulder, Colorado. This business group also includes Ionics Agar Environmental, located in Herzlia, Israel. The Company is a leading manufacturer of instruments that measure total organic carbon (TOC) across the water "spectrum" from ultrapure water to wastewater. The Sievers(R) Model 400ES TOC analyzer, introduced at the end of 2001, is designed specifically to comply with United States Pharmacopoeia (USP) and European Pharmacopoeia (EP) requirements for determining water quality in the pharmaceutical industry. The Instrument Business Group offers TOC analyzers sensitive to the parts-per-trillion range, designed specifically for ultrapure water measurement in the semiconductor and power generation industries. In 2001, the Company introduced the first on-line boron analyzer designed specifically for continuous measurement of trace boron contamination, a capability particularly important in the semiconductor and power industries. In addition to the Sievers product line, the Instrument Business Group offers a full line of TOC monitors for process water and wastewater applications, as well as other instruments.

In 2002, the Company introduced enhancements to its Model 400ES TOC Analyzer that facilitates pharmaceutical company compliance with FDA electronic record-keeping requirements. Additionally, the Company expanded its consumables and service business capability with a new range of products and services, and an expanded production facility for the manufacture of calibration standards for its pharmaceutical customers.

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

OTHER INFORMATION CONCERNING THE BUSINESS OF THE COMPANY

Foreign Operations

The Company has significant operations outside the United States. The Company's sales to customers in foreign countries primarily involve desalination systems, ultrapure water systems, water and wastewater treatment systems, Cloromat systems, instruments and related products and services. The Company believes that this geographic diversity provides stability to its operations and revenue streams to offset geographic economic trends and offers it an opportunity to expand into new markets for its products. The Company conducts operations outside the United States directly or through its wholly-owned subsidiaries located in Australia, China, Bermuda, several countries in the Caribbean, England, France, Ireland, Israel, Italy, Korea, Mexico, Singapore, Spain and Taiwan as well as through a majority-owned subsidiary in Algeria. In addition, the Company also conducts operations outside the United States through affiliated companies and joint venture relationships in the Caribbean (including Trinidad), Bahrain, Israel, Japan, Kuwait, Mexico and Saudi Arabia. In addition, the Company recently became a majority owner of an Algerian project company which is currently seeking financing for the construction of a large seawater desalination plant in Algeria. See "Water Supply for Drinking and Industrial Use" in this Item 1. Of these affiliated company and joint venture operations, the Company believes that the Kuwait, Trinidad and Mexico ventures are material to its business on a consolidated basis.

Revenues from operations outside the United States totaled $131.2 million in 2003, $121.2 million in 2002, and $146.1 million in 2001, accounting for approximately 37.8%, 38.0% and 32.6%, respectively, of the Company's total revenues. The Company's Italian subsidiary contributed approximately 17.1% of the Company's total revenues in 2003. No single country outside the United States contributed more than 10% of the Company's total revenues in 2002 and 2001.

For a discussion of risks attendant to the Company's foreign operations, see
Item 7 of this Annual Report on Form 10-K. In addition, further geographical and financial information concerning the Company's foreign operations appears in the Notes of the Company's Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Raw Materials and Sources of Supply

All raw materials and parts and supplies essential to the business of the Company can normally be obtained from more than one source. The Company produces the membranes required for its equipment and systems that use the ED, EDR and EDI processes. Membranes used for the MF, UF and RO processes are at times also purchased from third-party suppliers and are normally available from multiple sources. During 2000, the Company formed a joint venture with Toray Industries, Inc. and Mitsui & Co. to manufacture and market RO membrane modules for the desalination of seawater and brackish water using Toray's proprietary RO manufacturing technology. Ionics has a 43% interest in the joint venture company, Toray Membrane America, Inc. (TMA). In 2001, TMA commenced the manufacture of RO membrane modules in space leased from the Company in Watertown, MA.

Patents and Trademarks

The Company believes that its products, know-how, servicing network and marketing skills are more significant to its business than trademarks or patent protection of its technology. Nevertheless, the Company has a policy of applying for patents both in the United States and abroad on inventions made in the course of its research and development work for which a commercial use is considered likely. The Company owns numerous United States and foreign patents and trademarks and has issued licenses thereunder, and currently has additional pending patent applications. Of the approximately 92 outstanding U.S. patents held by the Company, a substantial portion involve membranes, membrane technology and related separations processes such as ED and EDR, RO, UF, EDI and instrumentation technology. The Company does not believe that any of its individual patents or groups of related patents, nor any of its trademarks, is of sufficient importance that its termination or abandonment, or the cancellation of licenses extending rights thereunder, would have a material adverse effect on the Company.

Seasonality

The activities of the Company's businesses are generally not seasonal in nature. The operations of the Ecolochem Group do tend to fluctuate when periods of severe hot weather or cold weather result in increased demand for mobile water treatment services for power plants.

Customers

The nature of the Company's business is such that it frequently has in progress large contracts with one or more customers for specific projects. In 2003, the Company's Italian subsidiary contributed approximately 12% of the Company's total revenue in connection with sales to the Company's Kuwait joint venture company. There is no other customer whose purchases accounted for 10% or more of the revenues of any business segment and whose loss the Company believes would have a material adverse effect on the Company and its subsidiaries taken as a whole.

Backlog

The Company's backlog of firm orders was $330.0 million at December 31, 2003 and $377.2 million at December 31, 2002. The majority of the Company's backlog related to the Equipment Business Group. For multi-year contracts, the Company includes in reported backlog the revenues associated with the first five years of the contract at inception. In years two, three and four, the Company includes in reported backlog revenues associated with four years, three years and two years, respectively, for the contract. Thereafter, the Company includes in backlog up to one year of revenue. The Company expects to fill approximately 38% of its December 31, 2003 backlog during 2004. The Company does not believe that there are any seasonal aspects to its backlog figures.

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

Government Contracts

The Company does not believe that any of its sales under U.S. Government contracts or subcontracts during 2003 are subject to renegotiation. The Company has not had adjustments to its negotiated contract prices, nor are any proceedings pending for such adjustments.

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

Research and Development

The Company's research and development activities are directed toward developing new products for use in water and wastewater purification, processing and measurement, and separations technology. The Company's research and development expenses were approximately $7.4 million in 2003, $6.5 million in 2002, and $6.4 million in 2001.

Environmental Matters

The Company complies with federal, state and local government rules and regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company was notified in 1992 that it is a potentially responsible party (PRP) at a Superfund Site, Solvent Recovery Services of New England in Southington, Connecticut ("SRS Site"). Ionics' share of assessments to date for site work and administrative costs totals approximately $82,000. The United States Environmental Protection Agency ("EPA") has not yet issued a decision regarding clean-up methods and costs. However, based upon the large number of PRPs identified, the Company's small volumetric ranking (approximately 0.5%) and the identities of the larger PRPs, the Company believes that its liability in this matter will not have a material effect on the Company or its financial position, results of operations or cash flows.

The Company has never had a product liability claim grounded in environmental liability, and believes that the nature of its products and business makes such a claim unlikely.

Employees

The Company and its consolidated subsidiaries employ approximately 2,350 persons on a full-time basis, including the employees of the Ecolochem Group. None of the Company's employees are represented by unions or have entered into workplace agreements with the Company, except for the employees of the Company's Australian subsidiary and certain employees of the Company's Spanish subsidiary. The Company considers its relations with its employees to be good.

Executive Officers of the Company

The names, ages and positions of the Company's Executive Officers are as follows:

                                    Age as of
      Name                        March 1, 2004                                Positions Presently Held
      ----                        -------------                                ------------------------
Douglas R. Brown                       49                 President since April 1, 2003; Chief Executive Officer since July 1,
                                                          2003; Director since 1996

Edward J. Cichon                       49                 Vice President, Equipment Business Group, since July 1998

Alan M. Crosby                         51                 Vice President, Consumer Water Group since March 2000; previously Vice
                                                          President and General Manager, Elite Consumer Products;
                                                          and Vice President, Operations

John F. Curtis                         53                 Vice President, Strategy and Operations since August 28, 2003;
                                                          Treasurer since February 9, 2004

Lyman B. Dickerson                     59                 Vice President, Water Systems Division since February 17, 2004

Anthony Di Paola                       37                 Vice President and Corporate Controller since May 2000

Stephen Korn                           58                 Vice President, General Counsel and Clerk since September 1989

Daniel M. Kuzmak                       51                 Vice President, Finance and Chief Financial Officer since January 2001

William J. McMahon                     48                 Vice President, Ultrapure Water Group, since November 2000

Michael W. Routh                       56                 Vice President, Instrument Business Group since April 2000

There are no family relationships between any of the officers or directors. Executive officers of the Company are appointed each year at the meeting of directors held on the date of the annual meeting of shareholders. There are no arrangements or understandings pursuant to which any executive officer was selected.

Except for Messrs. Brown, Curtis, Dickerson, Di Paola, Kuzmak, McMahon and Routh, all of the current executive officers have been employed by the Company in various capacities for more than five years.

Prior to joining the Company on April 1, 2003, Mr. Brown had served as President and Chief Executive Officer of Advent International Corp., a private investment firm, from January 1996 through December 2002.

Prior to joining the Company on August 28, 2003, Mr. Curtis was employed for over 30 years by Ernst & Young LLP, in various capacities, most recently as the partner-in-charge of that firm's Venture Capital Advisory Group, Europe, and as senior advisory partner.

Prior to the Company's acquisition of the Ecolochem Group on February 13, 2004, Mr. Dickerson served as President and Chief Executive Officer of Ecolochem, Inc. for over 30 years.

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

Available Information

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available, without charge, on our website at www.ionics.com, as soon as reasonably practicable after they are filed (or furnished) electronically with the Securities and Exchange Commission.

The Company's Corporate Governance Guidelines and the charters for the Company's Audit, Compensation, and Nominating and Corporate Governance Committees are posted on the Company's website (www.ionics.com) under the "About Ionics - Governance" section and address a number of governance items, such as Board size and membership criteria; director responsibilities; change in director status; retirement of directors; director compensation; lead independent director; committees; executive sessions of independent directors; Board access to management and others; director orientation and continuing education; management succession; annual performance evaluation of the Board; and stockholder communications to the Board. Copies of the these corporate governance documents may be obtained, at no cost, by writing or telephoning Stephen Korn, Clerk, Ionics, Incorporated, 65 Grove Street, Watertown, MA 02472-2882, telephone (617) 673-4450.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may also order information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC (http://www.sec.gov).

ITEM 2. PROPERTIES

The Company's executive offices are located in a Company-owned facility at 65 Grove Street, Watertown, Massachusetts. Manufacturing, assembly, engineering and other operations are carried out in a number of domestic and international locations. The following table provides certain information as to the Company's principal general offices and manufacturing facilities:

                                  BUSINESS SEGMENT                                          APPROXIMATE SQUARE
         LOCATION              UTILIZING THE LOCATION         PROPERTY INTEREST             FEET OF FLOOR SPACE
         --------              ----------------------         -----------------             -------------------
Watertown, MA*                Equipment Business Group             Owned**                        134,000
(headquarters)                Instrument Business Group
                              Consumer Water Group
                              Ultrapure Water Group

Watertown, MA                 Equipment Business Group             Owned**                         27,000

Bridgeville, PA               Equipment Business Group             Owned**                         77,000
                              Consumer Water Group

Canonsburg, PA                Equipment Business Group             Leased                          88,000

Fontenay Sous Bois, France    Equipment Business Group             Leased                          17,000

San Jose, CA                  Ultrapure Water Group                Owned**                         66,000

Boulder, CO                   Instrument Business Group            Leased                          74,000

Pico Rivera, CA               Ultrapure Water Group                Owned**                         68,000

Phoenix, AZ                   Ultrapure Water Group                Owned**                         34,000

Brisbane, Australia           Equipment Business Group             Owned                           38,000

Brisbane, Australia           Ultrapure Water Group                Leased                          62,000

Bellevue, WA                  Equipment Business Group             Leased                          28,000

Montgomeryville, PA           Ultrapure Water Group                Leased                          20,000

Milan, Italy                  Equipment Business Group             Leased                          18,000

Dallas, TX                    Ultrapure Water Group                Owned**                         12,000

Singapore                     Ultrapure Water Group                Leased                           9,000

East Hartford, CT+                                                 Owned**                         23,400

Fontana, CA+                                                       Owned**                         13,500

Baytown, TX+                                                       Owned**                         48,000

Miami, FL+                                                         Owned**                         22,600

Norfolk, VA+                                                       Owned**                         62,000

St. Peters, MO+                                                    Owned**                         47,000

Peterborough, England, UK+                                         Owned                           83,000

--------------------
* Approximately 22,000 square feet of this facility are leased to a joint venture entity engaged in membrane manufacture.

** Subject to a mortgage held by UBS AG, Stamford Branch, as Collateral Agent for the Lenders pursuant to the Credit Agreement dated as of February 13, 2004 by and among the Company as borrower; certain of its domestic subsidiaries as guarantors; UBS Securities LLC as Lead Arranger, Sole Bookmanager and Documentation Agent; Fleet Securities, Inc. and Bank of America, N.A. as Syndication Agents; Wachovia Bank, N.A. and General Electric Capital Corporation as Co-Documentation Agents; UBS A.G., Stamford Branch as Administrative Agent and Collateral Agent; UBS Loan Finance LLC as Swingline Lender; HSBC Bank USA as Issuing Bank; and the lender parties thereto.

+ Owned by Ecolochem, Inc. or related companies, acquired by the Company on February 13, 2004. These facilities will be utilized by the Company's newly constituted Water Systems division.

The Company also owns or leases smaller facilities in which its business segments conduct business. The Company considers the business facilities that it utilizes to be adequate for their intended business purpose.

ITEM 3. LEGAL PROCEEDINGS

On December 16, 2003, Ionics Iberica, S.A., the Company's wholly-owned Spanish subsidiary (Iberica) brought suit in Palencia, Spain against Intersuero, S.A. Iberica is seeking the return of certain membrane-based production equipment which Iberica had supplied under a lease agreement to Intersuero (which had begun insolvency proceedings), or payment of 2.8 million Euros or $3.5 million plus interest for the equipment. On February 17, 2004 Intersuero filed an answer and counterclaim, alleging that the equipment did not perform to specifications, and seeking 15.8 million Euros or $19.9 million in damages, lost profits, interests and costs. The Company believes Intersuero's allegations to be without merit and will defend itself vigorously in this matter. While the Company believes that this litigation should have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

The Company, its former Chief Executive Officer, and its Chief Financial Officer have been named as defendants in a class action lawsuit captioned Jerome Deckler
v. Ionics, Inc., et al., filed in the U.S. District Court, District of Massachusetts in March 2003. Plaintiff alleges violations of the federal securities laws relating to the restatement of the Company's financial statements for the first and second quarters of 2002 announced in November 2002, and other material misrepresentations and omissions concerning the Company's financial results. The plaintiffs are seeking an unspecified amount of compensatory damages and their costs and expenses, including legal fees. The Company believes the allegations in the lawsuit are without merit and intends vigorously to defend the litigation, which is in the early discovery stage. The Company had filed a motion to dismiss the lawsuit, but the Court did not grant the motion. While the Company believes that the litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

The Company was notified in 1992 that it is a potentially responsible party
(PRP) at a Superfund Site, Solvent Recovery Services of New England in Southington, Connecticut. Ionics' share of assessments to date for site work and administrative costs totals approximately $82,000. The United States Environmental Protection Agency ("EPA") has not yet issued a decision regarding clean-up methods and costs. However, based upon the large number of PRPs identified, the Company's small volumetric ranking (approximately 0.5%) and the identities of the larger PRPs, the Company believes that its liability in this matter will not have a material effect on the Company or its financial position, results of operations or cash flows.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol ION. As of March 11, 2004, there were approximately 1,000 shareholders of record. No cash dividends were paid in either 2003 or 2002 pursuant to the Company's current policy to retain earnings for use in its business. The Company currently intends to continue to retain future earnings, if any, for use in its business and does not expect to pay any cash dividends in the foreseeable future.

In addition, the Company's ability to pay dividends is restricted by certain contractual provisions in the Credit Agreement dated as of February 13, 2004 by and among the Company as borrower; certain of its domestic subsidiaries as guarantors; UBS Securities LLC as Lead Arranger, Sole Bookmanager and Documentation Agent; Fleet Securities, Inc. and Bank of America, N.A. as Syndication Agents; Wachovia Bank, N.A. and General Electric Capital Corporation as Co-Documentation Agents; UBS A.G. Stamford Branch as Administrative Agent and Collateral Agent; UBS Loan Finance LLC as Swingline Lender; HSBC Bank USA as Issuing Bank; and the lender parties thereto, which is attached hereto as
Exhibit 10.28.

During the period January 1, 2002 to December 31, 2003, the range of high and low sales prices of the common stock for each quarterly period was as follows:

COMMON STOCK PRICE RANGE

    2003                    HIGH        LOW
    ----                    ----        ---
First Quarter             $ 24.60     $ 15.70
Second Quarter              24.82       15.96
Third Quarter               28.37       20.04
Fourth Quarter              33.25       24.23

   2002                   HIGH       LOW
   ----                   ----       ---
First Quarter           $ 33.90    $ 28.86
Second Quarter            32.22      24.00
Third Quarter             25.21      18.90
Fourth Quarter            25.15      17.64

The information referenced by this item with respect to the Company's stockholder-approved plans and non-stockholder-approved plans is hereby incorporated by reference from the Company's definitive Proxy Statement for the 2004 Annual Meeting under the caption "Equity Compensation Plan Information."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five years ended December 31, 2003, 2002, 2001, 2000 and 1999 are derived from the Company's Consolidated Financial Statements. This data should be read in conjunction with the Company's audited financial statements and related notes, and with Item 7 of this Annual Report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                                         For the years ended December 31,
          Dollars in Thousands                 -----------------------------------------------------------------------------------
        Except Per Share Amounts                 2003      %       2002     %     2001       %       2000      %      1999     %
        ------------------------               --------  -----  --------- ----- ---------  -----  ---------  -----  -------- -----
Revenues                                       $347,407  100.0  $ 318,884 100.0 $ 448,049  100.0  $ 458,058  100.0  $343,184 100.0
(Loss) income from continuing operations
     before income taxes, minority interest,
     and gain on sale of Aqua Cool              (44,333) (12.8)     3,779   1.2   (16,772)  (3.7)      (682)  (0.1)   27,818   8.1
(Loss) income from continuing operations*       (33,268)  (9.6)     5,504   1.7    44,613   10.0       (922)  (0.2)   18,511   5.4
(Loss) earnings from continuing operations
     per basic share                              (1.88)             0.31            2.61             (0.04)            1.16
(Loss) earnings from continuing operations
     per diluted share                            (1.88)             0.31            2.59             (0.04)            1.14

* Includes a pre-tax gain on the sale of the Aqua Cool Pure Bottled Water business of $0.5 million, $8.2 million and $102.8 million in 2003, 2002 and 2001, respectively.

CONSOLIDATED BALANCE SHEET DATA

                                                               December 31,
                                      --------------------------------------------------------------
     Dollars in Thousands                2003         2002         2001         2000         1999
     --------------------             ----------   ----------   ----------   ----------   ----------
Current assets                        $  315,818   $  341,364   $  392,144   $  264,976   $  207,677
Current liabilities                      118,092      114,168      156,866      173,363       99,475
                                      ----------   ----------   ----------   ----------   ----------
Working capital                          197,726      227,196      235,278       91,613      108,202
Total assets                             591,977      603,593      633,313      585,813      500,906
Long-term debt and notes payable           8,889        9,670       10,126       10,911        8,351
Stockholders' equity                     416,165      438,153      423,353      356,861      361,852

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading water purification company engaged worldwide in the supply of water and related activities and the supply of water treatment equipment through the use of proprietary separations technologies and systems. The Company's products and services are used by the Company or its customers to desalt brackish water and seawater, recycle and reclaim process water and wastewater, to treat water in the home, to manufacture and supply water treatment chemicals and ultrapure water, to process food products, and to measure levels of waterborne contaminants and pollutants. The Company's customers include industrial companies, consumers, municipalities and other governmental entities and utilities. The following discussion and analysis of financial condition and results of operations refers to the activities of the Company's four business groups, which comprise the Company's reportable operating segments. These groups are the Equipment Business Group (EBG), Ultrapure Water Group (UWG), Consumer Water Group (CWG) and Instrument Business Group (IBG). See Note 18 to the Consolidated Financial Statements contained in
Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding its four business segments. The Company is planning a change in its operating structure starting in the first quarter of 2004. The Company plans to restructure its organization into three business groups - water systems, instruments and consumer. The water systems group will consist of equipment sales and operations, and include the operations of the Ecolochem Group, which was acquired in February 2004. Equipment sales will reflect all of the Company's capital equipment and related sales and spare parts, and the operations group will include recurring revenue from regeneration, operating plants, disinfection chemicals and other related products. The consumer and instrument groups will continue to include their existing activities.

The EBG segment provides products and services for seawater and brackish water desalination, water reuse and recycling, surface water treatment, and zero liquid discharge. Significant factors influencing the desalination market include worldwide water shortages, the need for better quality water in many parts of the world, and the reduced cost of operating modern desalination facilities. These factors have driven a trend toward larger plants, and toward the purchase of water supply and operating and maintenance contracts. Trends impacting the water reuse and recycling market are similar, with membrane technology becoming proven in reuse and recycling applications. The surface water market has been influenced primarily by regulatory pressures to reduce contaminants in water supplies. The use of membrane technology is also becoming more accepted in surface water applications. The zero liquid discharge market, which consists of equipment and services for the minimization of liquid waste through such techniques as evaporation, concentration and crystallization, has been influenced by regulatory pressures on utilities to eliminate discharges of process water. The Company believes that it is positioned to be able to compete successfully in these applications, although it frequently faces substantially larger competitors.

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

The CWG segment provides home water units for the treatment of residential water and point-of-use "bottleless" water coolers. Prior to the divestiture of the Aqua Cool Pure Bottled Water business in the U.S., U.K. and France on December 31, 2001, it was also engaged in the home and office delivery market for bottled water. The CWG segment also produced bleach-based cleaning products and automobile windshield wash solution in its Elite Consumer Products division, which was reclassified as a discontinued operation in 2003 and sold in January 2004. Trends in the consumer water market include increased consumer awareness of and the need for improved water quality, and reduced confidence in the quality of existing water supplies.

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

The EBG and UWG segments have historically supplied equipment and related membranes. Starting in the mid-1980s, these groups also began to own and operate facilities that sell desalted or otherwise treated water directly to customers under water supply agreements. The revenues and cost of sales associated with equipment sales are recorded in the revenue and cost of sales lines on the Company's Consolidated Statements of Operations in the periods in which the revenues are realized. Equipment contracts are generally accounted for under the percentage of completion accounting method, and the period of time over which costs are incurred and revenues are realized may vary between six months and two years, depending on the nature and amount of equipment being supplied. For water supply agreements, with respect to smaller projects, of which the Company is the sole owner, the initial cost of the equipment becomes part of the Company's depreciable fixed asset base, and the revenues and cost of sales recorded by the Company are those that are associated with the supply of water under the water supply agreement. These contracts typically vary in length between 5 and 15 years.

In the EBG segment, which more recently has begun to pursue large-scale, long-term water treatment projects, the Company's business model typically has been to participate in such projects through joint venture project companies in which the Company will hold an ownership interest. Such project companies are formed to own and operate larger scale desalination, reuse, or other projects in which the Company may participate in several ways, including: having an ownership interest (typically a minority interest) in the project company; selling the desalination, reuse, or other treatment system to the project company; and providing operating and maintenance services to the project company once the project facility commences operations. These projects often exceed $100 million in total cost and may involve multiple equity participants in the project company. The Company's participation in major projects through an interest in a project company structure mitigates the risks of engaging in such activities, and also provides the Company with potential long-term equity income from such investments, because these project companies typically enter into long-term concession agreements with the customer entity.

On September 3, 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program will consolidate the Company's sales, engineering, manufacturing and accounting functions, which are currently spread among numerous reporting entities, into several regional centers in the United States, Europe and Asia. The Company also announced plans to consolidate the EBG and UWG segments into a single business group, to divest the Elite Consumer Products division in Ludlow, MA, and shut down operations at the Company's Ionics Watertec facility in Australia. Additionally, during the fourth quarter of 2003, the Company decided to divest its European POU cooler business.

As a result of the above decisions, the Company recorded restructuring charges of approximately $2.8 million during 2003 relating primarily to employee severance costs for the elimination of approximately 160 positions. The Company expects to realize a reduction of approximately $15.4 million in operating expenses in 2004 as a result of the restructuring initiatives undertaken in the third and fourth quarters of 2003.

During 2003, the Company's management and Board of Directors approved a plan of disposition to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, MA, which was part of the Company's Consumer Water Group, and its European POU cooler business, which sells point-of-use "bottleless" water coolers in Ireland and the U.K. Accordingly, the Company's Consolidated Financial Statements and Notes have been reclassified to reflect these businesses as discontinued operations in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for all periods presented. (Loss) income from discontinued operations was ($11.5) million, ($0.7) million and $0.1 million in 2003, 2002 and 2001, respectively.

During 2003, the Company recorded an impairment charge relating to production equipment within the EBG segment that it had previously expected to lease to a manufacturer of lactic acid in the food industry. During the second half of 2003 the Company's customer, Intersuero, began the process of filing for insolvency protection. Accordingly, the Company recorded an impairment charge of approximately $2.5 million associated with the remaining carrying value of the equipment, as the Company does not expect to recover the asset or receive any future payments in respect to the asset. This matter is currently in litigation. See Item 3, Legal Proceedings. Additionally, as a result of the Company's restructuring plan, the Company ceased or reduced manufacturing operations at various locations resulting in the impairment of manufacturing equipment totaling approximately $1.0 million. The Company also recorded an impairment charge of $0.6 million associated with its decision to abandon a plan to increase manufacturing capacity in a plant located in Italy.

During the third quarter of 2003, as a result of significant changes in the business climate which resulted in the Company's restructuring program, the Company conducted an interim impairment test of the goodwill related to certain of its reporting units. Based upon this assessment, the Company concluded that goodwill associated with several reporting units exceeded their fair value and accordingly recorded a $12.7 million impairment charge.

In the third quarter of 2003, the Company completed the acquisition of substantially all of the assets of CoolerSmart LLC ("CoolerSmart"), a limited liability company in the business of leasing POU "bottleless" water coolers to commercial customers, primarily in the mid-Atlantic region of the United States for approximately $7 million in cash. This acquisition allows the Company to enter the domestic POU "bottleless" water cooler market.

In the first quarter of 2004, the Company completed the acquisition of the Ecolochem Group. The Ecolochem Group, privately held companies headquartered in Norfolk, Virginia, are a leading provider of emergency, short and long-term mobile water treatment services to the power, petrochemical and other industries. The acquisition significantly increases the Company's ability to offer extensive outsourced water services to its customer base and adds significantly to the Company's recurring revenue base. The Ecolochem Group, which will be included in the Water Systems Division in the Company's proposed new reporting structure for 2004, offers three broad categories of water treatment offerings: emergency, supplemental and extended term outsourcing.

         Emergency. Mobile emergency water treatment responds to unplanned requests by customers to fulfill their short-term treated water needs. Periodically, a customer may require a temporary supply of demineralized water as a result of unpredictable events, such as breakdowns at its water treatment facilities, extreme temperature and weather conditions, periods of high production demand or deterioration in the quality of the raw water supply. In those situations, the customer is often faced with the decision whether to shut down its facility, reduce production levels or find an alternative water treatment service. To address these needs, the Ecolochem Group offers mobile emergency water treatment services provided by mobile units or trailers with the equipment needed to produce water treated to the customer's specifications. Once a customer contacts its centralized dispatch center, the Ecolochem Group's standard procedure requires the prompt dispatch of a mobile unit to the customer's site. For these services, customers pay fees for the delivery and use of the mobile units.

         Supplemental. Supplemental product offerings address customers' interim, but planned, water treatment needs, provided with advance notice, to customers for a variety of reasons, including planned outages (such as scheduled overhauls or inspections) of their own water treatment facilities, start-up procedures for the construction of new plants, temporary production requirements (such as specialty batch processing) and other anticipated increases in demand for treated water. The typical term of a supplemental services contract is less than 12 months. The Ecolochem Group also uses its mobile water treatment fleet to provide these services. For these services, customers pay fees for the transportation and use of the mobile units.

         Extended Term Outsourcing. Extended term outsourcing, or customer facility-based services, supply customers with long-term on-site water treatment solutions. The term of a typical extended term contract is five to ten years, but may range from as short as 12 months to 15 years or more. The Ecolochem Group retains ownership of the equipment and often operates and maintains the water treatment system. The technology used in outsourcing is identical to that used in the mobile services, and although installed at the customer's site, the equipment is substantially similar to that used in mobile services. This equipment similarity allows the Ecolochem Group to back-up, with its mobile fleet, any outsourced installations that are shut down for upgrading or repair or that requires additional capacity. For these services, customers pay both a fixed fee based on the cost of the equipment provided and a variable fee based on the volume of water treated.

         Other Activities. The Ecolochem Group also resells both ion-exchange resins and reverse osmosis membranes. Often, it will provide temporary mobile services during the replacement and installation of resins or membranes at the customer's plant. The Ecolochem Group also provides off-site ion exchange resin regeneration and reclamation services for customer-owned resins. It also supplies water softening and filtration treatment equipment to residential and light industrial customers in Southeast Virginia.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's Discussion and Analysis of Financial Condition and Results of Operations is based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its accounting policies and estimates, including those related to revenue recognition, allowance for doubtful accounts, investments in affiliated entities, goodwill and other long-lived assets, income taxes, pension plans, loss contingencies and derivative instruments. The Company bases its estimates on historical experience and other relevant information and on appropriate assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The Company has identified the policies discussed below as critical to understanding its business and its results of operations.

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

For contracts involving the sale of equipment to a joint venture or other unconsolidated affiliated entity in which the Company has an ownership interest, the extent of revenue and profit recognized while the contract is being performed varies based on the level of equity interest held by the Company. Generally, when the Company's equity ownership in the affiliated customer is less than 20% and accounts for such interest on a cost basis, no revenue or profit is eliminated as the contract is being performed. When the Company's equity ownership is between 20% and 50%, provided that the Company does not exercise effective control over the affiliated entity, the Company recognizes revenue as the contract is being performed but eliminates a portion of the profit equal to the Company's equity ownership percentage in the entity. The portion of the profit eliminated is accounted for as a reduction in the Company's carrying amount of the investment in the affiliated company. After construction has been completed and commercial operations have commenced, the resulting eliminated intercompany profit is amortized as a basis difference into equity income over the estimated useful life of the equipment owned by the affiliated entity. When the Company's equity ownership exceeds 50%, or in instances where the Company effectively controls the affiliated entity, no revenue or profit is recognized on the sale of equipment as the contract is executed, and all of the profit on the contract is eliminated.

With respect to the Company's sale of equipment to Desalcott (the project company) in connection with the Trinidad project where the Company is a 40% equity owner of Desalcott, since the Company is considered to have provided all of the cash equity funding for the project either directly or through a loan to the Company's local majority partner, equipment revenue earned has been recognized to the extent of costs incurred as the contract is executed; however, all of the profit has been eliminated.

The "Revenues: Affiliated companies" and "Cost of sales to affiliated companies" included in the Statements of Operations reflect the revenue and costs recorded from the sales of equipment to joint ventures or other unconsolidated entities. Revenue is recognized in accordance with SOP 81-1 or with Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), as appropriate, less the amount of intercompany profit eliminated equal to the Company's ownership interest in the affiliated companies. Eliminated intercompany profit, as described above, is amortized as a basis difference into equity income over the useful life of the equipment placed in service by the affiliated company (e.g. 23 years for the Trinidad project, and 27 years for the Kuwait project).

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

For sales of standard products and equipment not governed by SOP 81-1, such as the sale of instruments and consumer water products, the Company follows the guidance provided by SAB 104. The Company does not recognize revenue unless there is persuasive evidence of an arrangement, title and risk of loss has passed to the customer, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. It is the Company's policy to require an arrangement with its customers, either in the form of a written contract or purchase order containing all of the terms and conditions governing the arrangement, prior to the recognition of revenue. Title and risk of loss generally pass to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, the Company assesses whether the sale price is fixed or determinable and whether or not collection is reasonably assured. If the sales price is not deemed to be fixed or determinable, revenue is recognized as the amounts become due from the customer. The Company does not generally offer a right of return on its products and the products are generally not subject to customer acceptance rights. The Company assesses collectibility based on a number of factors, including past transaction and collection history with a customer and the credit-worthiness of the customer. The Company performs ongoing credit evaluations of its customers' financial condition but generally does not require collateral from its customers. If the Company determines that collectibility of the sales price is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. The Company includes shipping and handling costs in revenue and cost of sales.

The Company provides lease financing to consumers for the purchase of certain home water treatment systems. Prior to entering into the lease agreement, the Company evaluates the creditworthiness of its customer and generally collateralizes the lease receivable with a security interest in the customer's personal residence. At the time the lease transaction is consummated, the Company recognizes revenue for the full amount of the sales value of the equipment and records a lease receivable on its balance sheet. Finance income is recognized as revenue by the Company over the term of the lease based on the interest rate stated in the lease. The Company evaluates the collectibility at point of sale of its lease receivables based on its historical loss experience and assessment of prospective risk, and does so through ongoing reviews of its receivables portfolio.

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

Allowance for Doubtful Accounts

The Company evaluates the adequacy of its allowance for doubtful accounts on an ongoing basis through detailed reviews of its accounts and notes receivables. Estimates are used in determining the Company's allowance for doubtful accounts and are based on historical collection experience, current trends including prevailing economic conditions and adverse events that may affect a customer's ability to repay, aging of accounts and notes receivable by category, and other factors such as the financial condition of large customers. This evaluation is inherently subjective because estimates may be revised in the future as more information becomes available about outstanding accounts. Allowance for doubtful accounts are established through a charge to operations included in selling, general and administrative expenses.

Investments in Affiliated Companies

The Company consolidates the balance sheet and results of operations of all wholly and majority owned subsidiaries and controlled affiliates. The Company also holds minority investments in certain private companies having complementary or strategic operations in different geographical locations around the world. These investments are included in investments in affiliates and include investments accounted for under the equity method of accounting. Under the equity method of accounting, which generally applies to investments that represent a 20% to 50% ownership of the equity securities of the affiliates, the Company's proportionate share of the earnings or losses based on its ownership interest of the affiliates is included in equity income. The Company records equity losses in excess of the carrying amount of the investment when it guarantees obligations or is otherwise committed to provide further financial support to the affiliate. With respect to the Company's investment in Desalcott, in recognition of the fact that the Company has provided all of the cash equity funding for Desalcott, the Company has concluded that it would not be appropriate to recognize equity method losses based solely on its ownership interest in Desalcott. The Company holds 200 ordinary shares of Desalcott, representing a 40% ownership interest. The Company also loaned $10 million to Hafeez Karamath Engineering Services, Ltd. ("HKES"), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire 200 ordinary shares of Desalcott and thereby raise its existing equity interest in Desalcott from 100 to 300 ordinary shares. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott. In addition, the Company made a $10 million loan to Desalcott in the third quarter of 2003 as an additional source of long-term financing. Accordingly, based on its aggregate economic interests in Desalcott, the Company records 100% of any net loss reported by Desalcott and 40% of any net income reported by Desalcott. In periods in which Desalcott has an accumulated loss (as opposed to retained earnings), the Company records 100% of any net income of Desalcott up to the amount of Desalcott's accumulated loss, and 40% of any net income reported thereafter by Desalcott. Realization of the Company's investments in equity securities may be affected by the affiliate's ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the affiliate's business, and other factors. The inability of an affiliate to obtain future funding or successfully execute its business plan could adversely affect the Company's earnings in the periods affected by those events. Future adverse changes in market conditions or poor operating results of underlying investments could result in a write-down or in an inability to recover the carrying value of an equity investment that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. The Company records an impairment charge when it believes an investment has experienced a decline in fair value that is other-than-temporary.

Goodwill and Other Long-Lived Assets

The Company assesses the potential impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, significant changes in the actual or intended future use of the asset, or the strategy for its overall business and significant negative industry or economic trends. When the Company determines that the carrying value of intangible and other long-lived assets may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount of the asset. If the sum of the estimated future cash flows is less than the carrying amount, the

Company records an impairment charge based on the estimated discounted future cash flows using a discount rate determined by Company management to be commensurate with the associated risks.

On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" (SFAS 142). In accordance with SFAS 142, amortization of goodwill was discontinued as of January 1, 2002. Goodwill represents the excess acquisition cost over the fair value of the net assets acquired in the purchase of various entities. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over its estimated useful life, which generally was a period ranging from 10 to 40 years. The Company evaluates the recoverability of goodwill annually as of December 31, or more frequently if events or changes in circumstances warrant, such as material adverse changes in the business climate indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are estimated using a discounted cash flow methodology. Discounted cash flows are based on the businesses' strategic plans and management's best estimate of revenue growth and profit margin by each reporting unit. During the third quarter of 2003, as a result of significant changes in the business climate, which resulted in the Company's restructuring program, the Company conducted an interim impairment test of the goodwill related to certain of its reporting units. Based upon this assessment, the Company concluded that goodwill associated with several reporting units exceeded their fair value and accordingly recorded a $12.7 million impairment charge. The impairment charge represented the entire goodwill balance for these reporting units.

Income Taxes

The Company estimates its income tax liability in each jurisdiction in which it operates based on an assessment of permanent and temporary differences resulting from differing treatment of items for tax and financial reporting purposes. Temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company assesses the likelihood that deferred tax assets will be recovered, and establishes a valuation allowance to the extent that it believes that it is more likely than not any deferred tax asset will not be realized. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. The Company considers future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. Negative evidence that would suggest the need for a valuation allowance consists of the Company's recent cumulative operating losses that were attributable to unprofitable businesses.

The positive evidence consists of the Company's current initiative to realign its businesses to operate more efficiently. In addition, the Company recently acquired the Ecolochem Group, which has strong historical earnings. The Company believes that future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets. In the event that it is determined that the Company's financial projections of pre tax profits change and it becomes more likely than not that the net deferred tax assets will not be realized, an adjustment to the net deferred tax assets will be made and will result in a charge to income in the period such determination is made. The net deferred tax asset amount as of December 31, 2003 is $6.3 million.

Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. At any time, the Company's income tax expense can also be impacted by changes in tax laws, or by administrative actions or court rulings. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. The Company will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term, and the amount could be material, if the Company does not generate sufficient taxable income in future periods.

The Company has taken positions in its worldwide corporate income tax filings based on careful interpretations of global statutes, rules, regulations and court decisions that may be applied and interpreted differently by a taxing authority. These taxing authorities may or may not challenge the Company's application and interpretation of a wide body of tax jurisprudence. During 2004 and the beginning of 2005, the Company expects that several matters relating to interpretations made regarding tax positions taken by the Company could be resolved either through the completion of the examination by taxing authorities or by the passage of the statute of limitations for review. Although the final determination of these matters cannot presently be determined, the Company believes that an unfavorable settlement of any particular matter would likely require the use of cash while a favorable resolution would likely result in a reduction in the Company's effective tax rate in the period of resolution. While the Company believes its accrued income tax liabilities are adequate, the resolution of certain of these matters could have a material impact on the Company's results of operations, financial condition or cash flows.

The Company has elected not to provide tax on certain undistributed earnings of its foreign subsidiaries which it considers to be permanently reinvested. The cumulative amount of such unprovided U.S. taxes was approximately $10.5 million, $9.7 million and $8.2 million as of December 31, 2003, 2002 and 2001, respectively.

Pension Plans

The Company has a qualified defined benefit pension plan covering most of its domestic employees. The Company's calculation of pension expense is sensitive to changes in several key economic assumptions and in the demographics of its workforce. The Company's pension income or expense for the plan is computed using actuarial valuations. The assumptions made by the Company relate to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions the Company uses. The assumptions made at year-end used to estimate pension income or expense for the following year are the discount rate and the expected long-term rate of return on plan assets. The discount rate states the expected future cash flows necessary to satisfy the pension obligations at a present value. The Company uses judgment in selecting these assumptions giving consideration to current market conditions, future market trends, changes in interest rates and equity market performance. The Company also considers factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants. The Company's selection of a discount rate represents the market rate of return on high-quality fixed income investments. A lower discount rate would increase the present value of the pension obligation and increase pension expense.

During 2003, the Company's review of market trends, actual returns on plan assets, and other factors resulted in maintaining the expected long-term rate of return on plan assets at 7.0% for its December 31, 2003 actuarial calculations. This rate is applied to a calculated value of plan assets which results in an amount that is included in pension income or expense in 2004. The Company reduced the discount rate assumption from 6.5% to 6.0% at December 31, 2003.

During the fourth quarter of 2003, the Company's Board of Directors approved amendments to the defined benefit pension plan and to the Supplemental Executive Retirement Plan ("SERP") to cease accepting new participants after December 31, 2003 and to freeze benefit accruals as of March 31, 2004. The amendments to these plans resulted in the recognition of a curtailment loss of approximately $5.5 million in the fourth quarter of 2003.

During 2003 and 2002, the Company recorded an adjustment in the stockholders' equity section of its Consolidated Balance Sheets to reflect a minimum pension liability for its pension plan. This adjustment is determined by comparing the accumulated benefit obligation (ABO) for the plan to the fair value of the plan's assets. The amount by which the ABO exceeds the fair value of the plan assets, after adjusting for previously recorded accrued or prepaid pension cost for the plan, must be recorded as a minimum pension liability, with a corresponding increase in an intangible asset, if appropriate, and a reduction to stockholders' equity, consistent with SFAS 87. The after-tax adjustment related to the Company's recording a minimum pension liability in 2003 did not impact earnings, but reduced stockholders' equity by $0.5 million. This adjustment is computed each year at December 31 and could potentially reverse in the future if financial markets improve and interest rates increase, or could potentially increase if financial market performance and interest rates continue to decline.

Loss Contingencies

The Company is subject to certain claims and litigation including proceedings under government laws and regulations and commercial disputes relating to its operations, including ordinary routine litigation incidental to its business. (See "Note 9. Commitments and Contingencies to the Consolidated Financial Statements"). Management reviews and determines which liabilities, if any; arising from these claims and litigations could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. Management assesses the likelihood of any adverse judgments or outcomes as well as potential ranges of probable losses. Loss contingency liabilities are recorded for these contingencies based on careful analysis of each matter with the assistance of outside counsel when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. These liabilities may change in the future due to new developments relating to each matter or changes in approach such as a change in settlement strategy.

Derivative Instruments

All derivative instruments are stated at fair value on the Consolidated Balance Sheets. The Company conducts business in a number of foreign countries, with certain transactions denominated in local currencies. The Company hedges certain foreign currency exposures to minimize the effect of exchange rate fluctuations on certain monetary assets and anticipated cash flows denominated in foreign currencies. The terms of the currency instruments used for hedging purposes are consistent with the timing of the transactions being hedged. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company enters into foreign currency forward contracts to hedge its exposures associated with certain forecasted revenue transactions. These derivative instruments, which are designated as foreign currency cash flow hedges and generally mature within two years or less. All outstanding derivatives are recognized on the Consolidated Balance Sheets at fair value and changes in their fair value are recorded in accumulated other comprehensive income (loss) until the underlying forecasted transaction occurs. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the statement of operations in the related revenue caption. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income
(loss) will be reclassified to selling, general and administrative expense in the Consolidated Statements of Operations in the then-current period. No amounts were reclassified from accumulated other comprehensive income (loss) to selling, general and administrative expense during 2003, 2002 or 2001.

The Company also enters into foreign exchange forward contracts to hedge its exposures associated with foreign-currency denominated assets and liabilities. These derivative instruments are designated as foreign currency fair value hedges. The derivatives are recognized on the Consolidated Balance Sheets at fair value and period-end changes in fair value are recorded in selling, general and administrative expense in the Consolidated Statements of Operations.

Since the Company is using foreign exchange derivative contracts to hedge foreign exchange exposures, the changes in the value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged item. Hedge effectiveness is assessed on a quarterly basis. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings in selling, general and administrative expense. The ineffective portion of the derivatives consists of discounts or premiums on forward contracts and gains or losses associated with differences between actual and forecasted amounts. In any instance in which the designated hedged item matures, is terminated, or, in the case of an anticipated transaction, is deemed unlikely to occur, the related derivative contract is closed and any gain or loss is immediately recognized in the Consolidated Statements of Operations in selling, general and administrative expense. For the year ended December 31, 2003, the Company recognized a gain of approximately $0.1 million related to the ineffective portion of its forecasted cash flow hedge.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

The Company reported consolidated revenues of $347.4 million and a net loss of $44.8 million in 2003, compared to consolidated revenues of $318.9 million and net income of $4.8 million in 2002. During 2003, as part of the Company's restructuring plan, the Company approved plans to divest its Elite Consumer Products division and its European Point of Use cooler ("POU") business. Accordingly, results for the Company's Elite Consumer Products division and European POU business, which are part of the Consumer Water Group, have been reclassified to discontinued operations in the Consolidated Statements of Operations for all periods presented. Results for 2002 included the partial year operations of the Company's majority-owned Malaysian subsidiary, Ionics Enersave ("Enersave") which was divested in May 2002. In addition, in the third quarter of 2003, the Company completed the acquisition of substantially all of the assets of CoolerSmart LLC, a limited liability company in the business of leasing POU "bottleless" water coolers.

Revenues

Total Company revenues of $347.4 million for 2003 increased $28.5 million or 8.9% from revenues of $318.9 million for 2002. The decreased revenue in EBG and CWG were primarily offset by increased revenue from affiliated companies. Included in 2002 are $4.2 million of revenues from partial year results of Enersave, which was divested in May 2002.

The following table reflects the revenues of the Company's four business segments and sales to affiliated companies for the years ended December 31, 2003 and 2002:


                                   For the years ended December 31,
                                   --------------------------------                       Percentage
    (Dollars in thousands)            2003                  2002           Dollar Change    Change
                                   ----------            ----------        -------------  ----------
Revenues
   Equipment Business Group        $  144,043            $  154,378         $  (10,335)      (6.7)%
   Ultrapure Water Group              102,600               102,407                193        0.2%
   Consumer Water Group                21,216                22,190               (974)      (4.4)%
   Instrument Business Group           29,807                27,741              2,066        7.4%
   Affiliated companies                49,741                12,168             37,573      308.8%
                                   ----------            ----------         ----------      -----
                                   $  347,407            $  318,884         $   28,523        8.9%
                                   ==========            ==========         ==========      =====

EBG revenues of $144.0 million in 2003 decreased $10.3 million, or 6.7%, compared to revenues of $154.4 million in 2002. The decrease in revenues is primarily attributable to reduced revenues from the Zero Liquid Discharge ("ZLD") business of $13.5 million, primarily as a result of the Company's business strategy to not pursue the civil construction scope on ZLD projects. This decrease was partially offset by increases in EBG's water supply business in the Caribbean ($3.6 million), as well as new sales of capital equipment to several municipalities for surface water applications.

UWG revenues of $102.6 million in 2003 increased $0.2 million, or 0.2%, compared to revenues of $102.4 million for 2002. Revenues for 2002 included $4.2 million from Enersave, which was divested in May 2002. Excluding Enersave revenue from 2002, UWG revenue increased $4.4 million or 4.5% in 2003 compared to 2002. The increase in revenues is primarily attributable to increased revenues in Australia ($4.5 million) and Asia ($4.6 million), offset by lower revenues from domestic operations ($5.3 million).

CWG revenues totaled $21.2 million in 2003 compared to revenues of $22.2 million in 2002, representing a decrease of $1.0 million or 4.4%. Results for the Company's Elite Consumer Products division in Ludlow, MA, as well as the Company's European POU divisions, have been reclassified to discontinued operations for all periods presented.

IBG revenues of $29.8 million in 2003 increased $2.1 million, or 7.4%, compared to revenues of $27.7 million in 2002. The increase in revenues primarily resulted from increased sales to the pharmaceutical industry as a result of legislative regulations as well as continued growth in sales of consumable products and instrument services.

Revenues from sales to affiliated companies of $49.7 million in 2003 increased $37.6 million or 308.8% compared to revenues from affiliated companies of $12.2 million in 2002. The increase in revenues from sales to affiliated companies primarily resulted from the sale of capital equipment to the Company's Kuwait joint venture company, Utilities Development Company, W.L.L. ("UDC"), for the Kuwait wastewater treatment project.

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

Cost of Sales

The following table reflects cost of sales of the Company's four business segments and cost of sales to affiliated companies for the years ended December 31, 2003 and 2002:

                                                         For the years ended December 31,
                                      ------------------------------------------------------------------
                                                     Percentage of                         Percentage of
     (Dollars in thousands)              2003            Sales             2002                Sales
                                      ----------     -------------      ----------         -------------
Cost of Sales
        Equipment Business Group      $  113,779         79.0%          $  114,251             74.0%
        Ultrapure Water Group             80,159         78.1%              78,423             76.6%
        Consumer Water Group               9,878         46.6%               9,889             44.6%
        Instrument Business Group         12,317         41.3%              11,719             42.2%
        Affiliated companies              43,639         87.7%              10,965             90.1%
                                      ----------         ----           ----------             ----
                                      $  259,772         74.8%          $  225,247             70.6%
                                      ==========         ====           ==========             ====

The Company's total cost of sales as a percentage of revenue was 74.8% in 2003 and 70.6% in 2002. The resulting gross margin decreased to 25.2% in 2003 from to 29.4% in 2002. Cost of sales as a percentage of revenue increased in the EBG, UWG and CWG segments and decreased for the IBG segment and for affiliated companies.

EBG's cost of sales as a percentage of revenue increased to 79.0% in 2003 from 74.0% in 2002. The increase in cost of sales as a percentage of revenue related primarily to the Company's decision to retrofit certain components of the Company's demineralization systems at an estimated cost of approximately $4.8 million. Additionally, the increase in cost of sales as a percentage of revenue relates to cost overruns associated with several projects ($0.5 million) as well as settlements of contract disputes concerning two completed zero liquid discharge projects ($0.5 million).

UWG's cost of sales as a percentage of revenue increased to 78.1% in 2003 from 76.6% in 2002. The increase in cost of sales as a percentage of revenue primarily reflects the write-off of inventory as a result of the Company's decision to shut down operations of its Watertec business in Australia ($0.8 million). Additionally, the Company wrote off inventory of approximately $0.5 million relating to its decision to cease manufacturing in certain domestic locations.

CWG's cost of sales as a percentage of revenue increased to 46.6% in 2003 from 44.6% in 2002. The increase in the 2003 cost of sales as a percentage of revenue was primarily attributable to the write-off of inventory as a result of the Company's decision to shut down the operations of its European Home Water business.

IBG's cost of sales as a percentage of revenue decreased to 41.3% in 2003 from 42.2% in 2002, equally reflecting increased sales of higher margin instruments and consumable products along with increased absorption of manufacturing overhead, as a result of higher sales volume.

Cost of sales to affiliated companies as a percentage of revenue decreased to 87.7% in 2003 from 90.1% in 2002. The decrease in the cost of sales for 2003 was primarily due to lower revenues from sales to Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), because all profit on sales to Desalcott has been eliminated. The decrease in costs of sales as a percentage of revenues was also due to the increase in equipment sales to UDC, for which the Company eliminates intercompany profit equal to its 25% equity ownership in UDC.

Operating Expenses

The following table compares the Company's operating expenses for the years ended December 31, 2003 and 2002:

                                                                 For the years ended December 31,
                                                 ------------------------------------------------------------------
                                                                   Percentage of                      Percentage of
     (Dollars in thousands)                         2003               Sales             2002             Sales
                                                 ----------        -------------      ----------      -------------
Operating expenses
        Research and development expenses        $    7,449             2.1%          $    6,462           2.0%
                                                 ----------            ----           ----------          ----
        Selling, general and administrative      $   99,754            28.7%          $   89,078          27.9%
                                                 ----------            ----           ----------          ----

Research and development expenses consist primarily of personnel costs and costs associated with the development of new products and the enhancement of existing products for the EBG, UWG and IBG segments. Research and development expenses increased 15.3%, or $1.0 million, during 2003 compared to 2002. The Company currently expects to continue to invest in new products, processes and technologies at the same level as in prior years.

Selling, general and administrative expenses increased $10.7 million during 2003 to $99.8 million from $89.1 million during 2002. The increase in selling, general, and administrative costs during 2003 compared to 2002 is attributable to several factors. The Company recorded a $5.4 million loss associated with its decision in the fourth quarter of 2003 to curtail the Company's defined benefit plan and SERP in early 2004. The Company also incurred increased pension costs of approximately $1.7 million due to plan amendments and changes in plan assumptions as well as post-retirement obligations of $0.9 million incurred in connection with the retirement of the Company's former Chief Executive Officer. The Company also incurred increased professional service fees of approximately $2.1 million in 2003 as well as approximately $1.2 million in costs associated with its decision to implement a Company-wide enterprise resource planning ("ERP") system.

Restructuring and Impairment of Long-Lived Assets

The following table compares the Company's expenses relating to restructuring and impairment of long-lived assets for the years ended December 31, 2003 and 2002:

                                                           For the years ended December 31,
                                           ------------------------------------------------------------------
                                                             Percentage of                      Percentage of
     (Dollars in thousands)                   2003               Sales             2002             Sales
                                           ----------        -------------      ----------      -------------
Restructuring and impairment of
  long-lived assets
     Restructuring                         $    2,723             0.8%          $        -           0.0%
                                           ----------             ---           ----------           ---
     Impairment of long-lived assets       $    4,330             1.2%          $        -           0.0%
                                           ----------             ---           ----------           ---

During the third quarter of 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program will consolidate the Company's sales, engineering, manufacturing and accounting functions, which are currently spread among numerous reporting entities, into several regional centers in the United States, Europe and Asia. The Company also announced plans to consolidate the EBG and UWG into a single business group, divest the Elite Consumer Products division in Ludlow, MA, and shut down operations at the Company's Ionics Watertec facility in Australia as well as the Company's European Home Water activities (the sale of home water conditioners in Ireland and the U.K.). Additionally, during the fourth quarter of 2003, the Company decided to divest its European POU business, which engaged in the sale of POU "bottleless" coolers in Ireland and the U.K.

As a result of these decisions, the Company recorded restructuring charges of approximately $2.8 million during 2003 relating primarily to employee severance costs for the elimination of approximately 160 positions primarily in the EBG and UWG segments. During 2003, substantially all of the employees whose employment was terminated as a result of these restructuring activities left the Company. Additionally, at December 31, 2003, the Company has approximately $0.9 million accrued for restructuring costs associated with employee severance arrangements and expects the remainder of the payments to be made during the first half of 2004. The Company expects to realize a reduction of approximately $15.4 million in operating expenses in 2004 as a result of the actions taken in the third and fourth quarters of 2003.

During 2003, the Company recorded an impairment charge relating to production equipment within the EBG segment that it had previously expected to lease to a manufacturer of lactic acid in the food industry in Spain. During the second half of 2003 the Company's customer, Intersuero, began the process of filing for insolvency protection. Accordingly, the Company recorded an impairment charge of approximately $2.5 million associated with the remaining carrying value of the equipment as the Company does not expect to recover the asset or receive any future payments in respect to the asset. This matter is currently in litigation. See Item 3, Legal Proceedings. Additionally, as a result of the Company's restructuring plan, the Company ceased or reduced manufacturing operations at various locations resulting in the impairment of manufacturing equipment totaling approximately $1.2 million. The Company also recorded an impairment charge of approximately $0.6 million associated with its decision to abandon a plan to increase manufacturing capacity in a plant located in Italy.

Impairment of Goodwill

The following table compares the Company's expenses relating to impairment of goodwill for the years ended December 31, 2003 and 2002:

                                                           For the years ended December 31,
                                           ------------------------------------------------------------------
                                                             Percentage of                      Percentage of
(Dollars in thousands)                        2003               Sales             2002             Sales
                                           ----------        -------------      ----------      -------------
Impairment of goodwill                     $   12,731             3.7%          $        -           0.0%
                                           ----------             ---           ----------           ---

During the third quarter of 2003, as a result of significant changes in the business climate for several reporting units which resulted in the Company's restructuring program, the Company conducted an interim impairment test of the goodwill related to certain of its reporting units. Based upon this assessment, the Company concluded that goodwill associated with its Ionics RCC, Ionics Ahlfinger and Separations Technology business units exceeded their fair value and accordingly recorded a $12.7 million impairment charge ($6.8 million at Ionics RCC, $3.7 million at Ionics Ahlfinger and $2.2 million at Separations Technology). The impairment charge represented the entire goodwill balance for these reporting units.

Interest Income and Interest Expense

The following table compares the Company's interest income and interest expense for the years ended December 31, 2003 and 2002:

                                                           For the years ended December 31,
                                           ------------------------------------------------------------------
                                                             Percentage of                      Percentage of
(Dollars in thousands)                        2003               Sales             2002             Sales
                                           ----------        -------------      ----------      -------------
Interest Income                            $    3,091             0.9%          $    3,411           1.1%
                                           ----------             ---           ----------           ---
Interest Expense                           $      908             0.3%          $    1,172           0.4%
                                           ----------             ---           ----------           ---

Interest income totaled $3.1 million in 2003 and $3.4 million in 2002. Interest expense, net of capitalized interest of $0.1 million, was $0.9 million in 2003. Interest expense, net of capitalized interest of $0.3 million, was $1.2 million in 2002.

Equity (Loss) Income

The Company's proportionate share of the earnings and losses of affiliated companies in which it holds a minority equity interest is included in equity income. The following table compares the Company's equity (loss) income relating to the results of its minority equity investments for the years ended December 31, 2003 and 2002:

                                                           For the years ended December 31,
                                           ------------------------------------------------------------------
                                                             Percentage of                      Percentage of
(Dollars in thousands)                        2003               Sales             2002             Sales
                                           ----------        -------------      ----------      -------------
Equity (loss) income                       $   (7,164)           (2.1)%         $    3,443          1.1%
                                           ----------            ----           ----------          ---

Equity loss amounted to $7.2 million in 2003 compared to equity income of $3.4 million in 2002. The Company's equity (loss) income is derived primarily from its 20% equity interest in a Mexican joint venture company which owns two water treatment plants in Mexico, its 40% equity interest in Desalcott, its 43% ownership in Toray Membrane America, Inc. (TMA), a membrane manufacturer, its equity interests in several joint ventures in the Middle East which engage in bottled water distribution, and to a lesser extent from its other equity investments in affiliated companies. The decrease in equity income of $10.6 million primarily relates to losses reported by TMA and Desalcott. TMA losses primarily resulted from the impairment of certain of its membrane manufacturing equipment during the fourth quarter of 2003. Desalcott's losses were primarily the result of management fees and costs associated with the close of long-term financing and settlement of a construction contract dispute between the Company and Desalcott.

Gain on Sale of Aqua Cool

The following table compares the Company's gain on sale of its Aqua Cool Business for the years ended December 31, 2003 and 2002:

                                                           For the years ended December 31,
                                           ------------------------------------------------------------------
                                                             Percentage of                      Percentage of
(Dollars in thousands)                        2003               Sales             2002             Sales
                                           ----------        -------------      ----------      -------------
Gain on sale of Aqua Cool                  $      457             0.1%          $    8,160           2.6%
                                           ----------             ---           ----------           ---

On December 31, 2001, the Company completed the sale of its Aqua Cool Pure Bottled Water operations in the United States, United Kingdom and France to affiliates of Perrier-Vittel S.A., a subsidiary of Nestle S.A. ("Nestle"). The purchase price set forth in the divestiture agreement was approximately $220 million, of which $10 million was deposited in escrow pursuant to the terms of the divestiture agreement. The amount of the purchase price was subject to adjustments based on the final number of customers and working capital levels of the transferred businesses, in each case as determined in accordance with the divestiture agreement. As of December 31, 2001, the Company's accrued liabilities included estimates of loss contingencies of approximately $17 million, representing management's best estimate of the Company's liability for final adjustments to the purchase price based on the number of qualifying customers. Prior to the date of the audit report issued by the Company's independent auditors and the filing of the Company's financial statements for the year ended December 31, 2002, the Company and Nestle reached agreement as to the amount of purchase price adjustments and other claims made by Nestle. Pursuant to that agreement, the $10 million held in escrow (plus accumulated interest) was delivered to Nestle and the Company paid Nestle an additional $2.9 million in cash as of March 31, 2003. Because that agreement provided additional evidence with respect to conditions that existed at the date of the balance sheet and provided for the ultimate resolution of the loss contingency estimate, the Company recorded a $14.1 million reduction in the accrued liabilities referenced above in the fourth quarter of 2002, reflecting the final agreement as to the number of qualifying customers and the settlement of other claims. In addition, the Company recorded a $3.4 million charge related to bonuses for management and certain other employees, and a $2.5 million charge for incremental transaction costs. The $3.4 million bonus amount had not been recorded prior to the fourth quarter of 2002 because the bonus payments related directly to the Aqua Cool sale were contingent upon the final resolution of the purchase price adjustments, and could not be determined until the purchase price adjustments had been finally determined. The net result of these items was the recognition of approximately $8.2 million of pre-tax gain in the fourth quarter of 2002. After finalization of transaction and employee compensation costs, the Company recorded an additional pretax gain of $0.5 million in the third quarter of 2003.

Income Tax (Benefit) Expense

The following table compares the Company's income tax (benefit) expense and effective tax rates for the years ended December 31, 2003 and 2002:

                                                             For the years ended December 31,
                                           ------------------------------------------------------------------
                                                             Effective Tax                      Effective Tax
   (Dollars in thousands)                     2003               Rate              2002             Rate
                                           ----------        -------------      ----------      -------------
Income tax (benefit) expense               $  (11,533)          (26.3)%         $    5,466          45.8%
                                           ----------           -----           ----------          ----

For the year ended December 31, 2003, the Company recorded an income tax benefit of $11.5 million on a consolidated pre-tax loss from continuing operations before minority interest expense of $43.9 million, yielding an annual effective tax rate of 26.3%. For the year ended December 31, 2002, the Company recorded income tax expense of $5.5 million on consolidated pre-tax income from continuing operations before minority interest of $11.9 million, yielding an annual effective tax rate of 45.8%. The change in the effective tax rate for 2003 compared to 2002 resulted from changes in the overall level of consolidated pre-tax profit and the geographic mix of expected losses in several foreign subsidiaries for which the Company may not be able to realize future tax benefits.

The Company continually assesses the realizability of its deferred tax asset. The deferred tax asset may be reduced by a valuation allowance, if based on the weight of available evidence; it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. The Company considers future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. Negative evidence that would suggest the need for a valuation allowance consists of the Company's recent cumulative operating losses that were attributable to unprofitable businesses.

The positive evidence consists of the Company's current initiative to realign its businesses to operate more efficiently. In addition, the Company recently acquired the Ecolochem Group, which has strong historical earnings. The Company believes that future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets. In the event that it is determined that the Company's financial projections of pre tax profits change and it becomes more likely than not that the net deferred tax assets will not be realized, an adjustment to the net deferred tax assets will be made and will result in a charge to income in the period such determination is made. The net deferred tax asset amount as of December 31, 2003 is $6.3 million.

Discontinued Operations

In the third quarter of 2003, the Company's management and Board of Directors approved a plan of disposition to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, MA, which was part of the Company's Consumer Water Group. Additionally, during the fourth quarter of 2003, the Company's management and Board of Directors approved a plan of disposition to sell its European POU cooler business, which sells point-of-use "bottleless" water coolers in Ireland and the U.K. Accordingly, the Company's Consolidated Financial Statements and Notes have been reclassified to reflect these businesses as discontinued operations in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The following table compares the Company's results of discontinued operations for the years ended December 31, 2003 and 2002:

                                                          For the years ended December 31,
                                                        -----------------------------------
          (Dollars in thousands)                           2003                    2002
                                                        -----------             -----------
Discontinued Operations
   Loss from operations                                 $   (9,410)             $   (1,270)
   Loss on disposal                                         (7,667)                      -
   Income tax benefit                                        5,575                     558
                                                        ----------              ----------
Loss from discontinued operations, net of tax           $  (11,502)             $     (712)
                                                        ==========              ==========

The loss from discontinued operations of $11.5 million, or $17.1 million on a pre-tax basis, in 2003 includes pre-tax losses from operations of $9.4 million, which includes an asset impairment charge of $4.0 million recorded during the second quarter attributable to certain sodium hypochlorite manufacturing equipment. The estimated loss on disposal of $7.7 million reflects asset impairment charges to write down the carrying value of these assets to their estimated fair value less costs to sell. In early 2004, the Company completed the sale of the Elite Consumer Products division for approximately $5.2 million and expects to complete the sale of the European POU business in 2004.

Net (Loss) Income

The following table compares the Company's net (loss) income and percentage of revenues for the years ended December 31, 2003 and 2002:

                                                              For the years ended December 31,
                                           -------------------------------------------------------------------
                                                             Percentage of                       Percentage of
(Dollars in thousands)                        2003               Sales             2002              Sales
                                           ----------        -------------      ----------       -------------
Net (loss) income                          $  (44,770)          (12.9)%         $    4,792           1.5%
                                           ----------           -----           ----------           ---

Net loss amounted to $44.8 million in 2003 compared to net income of $4.8 million for 2002.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

The Company reported consolidated revenues of $318.9 million and net income of $4.8 million in 2002, compared to consolidated revenues of $448.0 million and net income of $44.7 million in 2001. During 2003, as part of the Company's restructuring plan, the Company approved plans to divest its Elite Consumer Products division and its European POU business. Accordingly, results for the Company's Elite Consumer Products division and European POU business, which were part of the Consumer Water Group, have been reclassified to discontinued operations in the Consolidated Statements of Operations for all periods presented. Results for 2001 included the operations of the Aqua Cool Pure Bottled Water business ("Aqua Cool Business"), which was divested on December 31, 2001, as well as the results of the Company's majority-owned Malaysian subsidiary, Enersave, which was divested in May 2002.

Revenues

The following table reflects the revenues of the Company's four business segments and sales to affiliated companies for the years ended December 31, 2002 and 2001:

                                        For the years ended December 31,
                                        --------------------------------                            Percentage
    (Dollars in thousands)                 2002                  2001             Dollar Change       Change
                                        ----------            ----------          -------------     ----------
Revenues
      Equipment Business Group          $  154,378            $  161,565           $   (7,187)         (4.4)%
      Ultrapure Water Group                102,407               133,605              (31,198)        (23.4)%
      Consumer Water Group                  22,190               105,065              (82,875)        (78.9)%
      Instrument Business Group             27,741                26,595                1,146           4.3 %
      Affiliated companies                  12,168                21,219               (9,051)        (42.7)%
                                        ----------            ----------           ----------         -----
                                        $  318,884            $  448,049           $ (129,165)        (28.8)%
                                        ==========            ==========           ==========         =====

Total Company revenues of $318.9 million for 2002 decreased $129.2 million, or 28.8%, from revenues of $448.0 million for 2001. The 2001 revenues of the Aqua Cool Business represented $76.2 million, or 59.0% of the decrease, and the revenues of the Company's majority-owned Malaysian subsidiary represented $14.8 million, or 11.5% of the decrease.

EBG revenues of $154.4 million in 2002 decreased $7.2 million, or 4.4%, compared to revenues of $161.6 million in 2001. The decrease in revenues is primarily attributable to reduced revenues from the Zero Liquid Discharge ("ZLD") business, primarily as a result of the Company's business strategy to not pursue the civil construction scope on ZLD projects.

UWG revenues of $102.4 million decreased $31.2 million, or 23.4%, compared to revenues of $133.6 million for 2001. The revenues associated with Enersave, which was divested in May 2002, amounted to $19.0 million in 2001 and $4.2 million in 2002, and accordingly represented 47.4% of the revenue decrease. The additional decrease in revenues relates primarily to the continued downturn in the microelectronics sector.

CWG revenues totaled $22.2 million in 2002 compared to revenues of $105.1 million in 2001, representing a decrease of $82.9 million or 78.9%. The 2001 revenues of the Aqua Cool Business of $76.2 million represented 91.9% of the decrease in revenues. CWG revenue levels were also adversely impacted by lower demand for home water treatment equipment as a result of the general downturn in the domestic economy.

IBG revenues of $27.7 million in 2002 increased $1.1 million, or 4.3%, compared to revenues of $26.6 million in 2001. The increase in revenues equally resulted from increased sales volume to the pharmaceutical industry driven by regulatory requirements in that industry, as well as continued growth in recurring sales of the Company's after-market products.

Revenues from sales to affiliated companies of $12.2 million in 2002 decreased $9.1 million or 42.7% compared to revenues from affiliated companies of $21.2 million in 2001. The decrease in revenues from affiliated companies primarily resulted from lower equipment sales to the Trinidad joint venture company, Desalcott, as a result of the substantial completion of the first four out of the five construction phases of the desalination facility in early 2002. The decrease was partially offset by an increase in sales of equipment in the second half of 2002 to the Kuwaiti joint venture company, UDC, for the Kuwait reuse project.

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

Cost of Sales

The following table reflects cost of sales of the Company's four business segments and cost of sales to affiliated companies for the years ended December 31, 2002 and 2001:

                                                              For the years ended December 31,
                                           -------------------------------------------------------------------
                                                             Percentage of                       Percentage of
    (Dollars in thousands)                    2002               Sales             2001              Sales
                                           ----------        -------------      ----------       -------------
Cost of Sales
     Equipment Business Group              $  114,251            74.0%          $  126,757          78.5%
     Ultrapure Water Group                     78,423            76.6%             107,148          80.2%
     Consumer Water Group                       9,889            44.6%              56,971          54.2%
     Instrument Business Group                 11,719            42.2%              12,756          48.0%
     Affiliated companies                      10,965            90.1%              20,677          97.4%
                                           ----------            ----           ----------          ----
                                           $  225,247            70.6%          $  324,309          72.4%
                                           ==========            ====           ==========          ====

The Company's total cost of sales as a percentage of revenue was 70.6% in 2002 and 72.4% in 2001. The resulting gross margin increased to 29.4% in 2002 compared to 27.6% in 2001. Cost of sales as a percentage of revenue decreased in all segments.

EBG's cost of sales as a percentage of revenue decreased to 74.0% in 2002 from 78.5% in 2001. The improvement in cost of sales as a percentage of revenue from 2001 to 2002 related to the elimination of losses incurred on the civil construction portion of ZLD projects that were incurred in 2001.

UWG's cost of sales as a percentage of revenue decreased to 76.6% in 2002 from 80.2% in 2001. The decrease in cost of goods sold as a percentage of revenue primarily reflects the elimination of losses associated with projects in Australia, improved operating results in the group's Asian operations, and the reduction of losses associated with Enersave, which was divested in May 2002.

CWG's cost of sales as a percentage of revenue decreased to 44.6% in 2002 from 54.2% in 2001. The decrease in the cost of sales as a percentage of revenue was primarily attributable to the divestiture of the Company's Aqua Cool Business.

IBG's cost of sales as a percentage of revenue decreased to 42.2% in 2002 from 48.0% in 2001, primarily reflecting increased sales of higher margin instruments and consumable products along with increased absorption of manufacturing overhead, as a result of higher sales volume.

Cost of sales to affiliated companies as a percentage of revenue decreased to 90.1% in 2002 from 97.4% in 2001. The decrease in 2002 was primarily due to lower revenues from sales to Desalcott, where all profit on sales to Desalcott is being eliminated, and the increase in equipment sales to UDC, where the Company eliminates profit equal to its 25% equity ownership in UDC.

Operating Expenses

The following table compares the Company's operating expenses for the years ended December 31, 2002 and 2001:

                                                                         For the years ended December 31,
                                                        ---------------------------------------------------------------
                                                                       Percentage of                      Percentage of
       (Dollars in thousands)                              2002           Sales               2001            Sales
                                                        ----------     -------------       ----------     -------------
Operating expenses
   Research and development expenses                    $    6,462          2.0%           $    6,420          1.4%
                                                        ----------         ----            ----------         ----
   Selling, general and administrative expenses         $   89,078         27.9%           $  119,019         26.6%
                                                        ----------         ----            ----------         ----

Research and development expenses as a percentage of revenue increased slightly during 2002 compared to 2001. The Company currently expects to continue to invest in new products and technologies at approximately the same level as in prior years.

Selling, general and administrative expenses decreased $29.9 million to $89.1 million in 2002 from $119.0 million in 2001. The elimination of 2001 selling, general and administrative expenses resulted from the divestiture of the Aqua Cool Business on December 31, 2001, as well as the divestiture of Enersave in the second quarter of 2002, and the cessation of goodwill amortization amounting to approximately $40.2 million. These decreases in 2002 selling, general and administrative expenses were partially offset by increased operating expenses associated with the Company's European operations, primarily in France, higher than normal professional service fees related primarily to the Company's restatement of its interim financial statements for the first and second quarters of 2002, increased provisions for doubtful accounts, and other general increases.

Restructuring and Impairment of Long-Lived Assets

The following table compares the Company's expenses relating to impairment of long-lived assets for the years ended December 31, 2002 and 2001:

                                                                         For the years ended December 31,
                                                        ---------------------------------------------------------------
                                                                       Percentage of                      Percentage of
       (Dollars in thousands)                              2002           Sales               2001            Sales
                                                        ----------     -------------       ----------     -------------
Impairment of long-lived assets                         $        -     $           -       $    1,300          0.3%
                                                        ----------     -------------       ----------          ---

In 2001, the Company wrote down approximately $1.3 million of impaired long-lived assets in order to reduce the carrying value of assets held for sale related to the divestiture of Enersave. The Company began negotiations to sell its 55% interest in Enersave to the minority shareholders in late 2001. In early 2002, the Company had signed a term sheet for the disposition of its interest in Enersave and the sale was completed in May 2002. Accordingly, at December 31, 2001, the Company recorded an impairment charge of approximately $9.2 million, representing the difference between the Company's 55% ownership interest in the net asset value of Enersave (principally property, plant and equipment, and goodwill) and the anticipated net proceeds from the sale of the Company's interest in the subsidiary of approximately $1.0 million.

Impairment of Goodwill

The following table compares the Company's expenses relating to impairment of goodwill for the years ended December 31, 2002 and 2001:

                                      For the years ended December 31,
                           -----------------------------------------------------
                                      Percentage of                Percentage of
(Dollars in thousands)      2002          Sales          2001          Sales
                           -------    -------------    --------    -------------
Impairment of goodwill     $     -                -    $ 11,016              2.5%
                           -------    -------------    --------    -------------

During 2001, the Company wrote down approximately $11.0 million of goodwill. Of this amount, $7.8 million related to the Company's divestiture of Enersave, and the remaining $3.2 million related to previous acquisitions.

Interest Income and Interest Expense

The following table compares the Company's interest and interest expense for the years ended December 31, 2002 and 2001:

                                      For the years ended December 31,
                           -----------------------------------------------------
                                      Percentage of                Percentage of
(Dollars in thousands)      2002          Sales          2001          Sales
                           -------    -------------    --------    -------------
Interest Income            $ 3,411              1.1%   $  1,013              0.2%
                           -------    -------------    --------    -------------

Interest Expense           $ 1,172              0.4%   $  5,166              1.2%
                           -------    -------------    --------    -------------

Interest income totaled $3.4 million in 2002 and $1.0 million in 2001. Interest expense, net of capitalized interest of $0.3 million, was $1.2 million in 2002 and $5.2 million in 2001. The increase in interest income in 2002 compared to 2001 reflects the investment of proceeds resulting from the divestiture of the Aqua Cool Business on December 31, 2001. Additionally, a portion of the proceeds from the disposition of the Aqua Cool Business was utilized to reduce domestic short-term borrowings, which resulted in lower interest expense of $1.2 million in 2002 compared to $5.2 million in 2001.

Equity Income

The Company's proportionate share of the earnings and losses of affiliated companies in which it holds a minority equity interest is included in equity income for the years ended December 31, 2002 and 2001.

                                      For the years ended December 31,
                           -----------------------------------------------------
                                      Percentage of                Percentage of
(Dollars in thousands)      2002          Sales          2001          Sales
                           -------    -------------    --------    -------------
Equity income              $ 3,443              1.1%   $  1,396              0.3%
                           -------    -------------    --------    -------------

Equity income amounted to $3.4 million in 2002 and $1.4 million in 2001. The Company's equity income is derived primarily from its 20% equity interest in a Mexican joint venture company, which owns two water treatment plants in Mexico, its 40% equity interest in Desalcott, its equity interests in several joint ventures in the Middle East which engage in bottled water distribution, and to a lesser extent from its other equity investments in affiliated companies.

Gain on Sale of Aqua Cool

The following table compares the Company's gain on sale of Aqua Cool for the years ended December 31, 2002 and 2001:

                                      For the years ended December 31,
                           -----------------------------------------------------
                                      Percentage of                Percentage of
(Dollars in thousands)      2002          Sales          2001          Sales
                           -------    -------------    --------    -------------
Gain on sale of Aqua Cool  $ 8,160              2.6%   $102,834             23.0%
                           -------    -------------    --------    -------------

On December 31, 2001, the Company completed the sale of its Aqua Cool Pure Bottled Water operations in the United States, United Kingdom and France to affiliates of Perrier-Vittel S.A., a subsidiary of Nestle S.A. ("Nestle"). The purchase price set forth in the divestiture agreement was approximately $220 million, of which $10 million was deposited in escrow pursuant to the terms of the divestiture agreement. The amount of the purchase price was subject to adjustments based on the final number of customers and working capital levels of the transferred businesses, in each case as determined in accordance with the divestiture agreement. As of December 31, 2001, the Company's accrued liabilities included estimates of loss contingencies of approximately $17 million, representing management's best estimate of the Company's liability for final adjustments to the purchase price based on the number of qualifying customers. Prior to the date of the audit report issued by the Company's independent auditors and the filing of the Company's financial statements for the year ended December 31, 2002, the Company and Nestle reached agreement as to the amount of purchase price adjustments and other claims made by Nestle. Pursuant to that agreement, the $10 million held in escrow (plus accumulated interest) was delivered to Nestle and the Company paid Nestle an additional $2.9 million in cash as of March 31, 2003. Because that agreement provided additional evidence with respect to conditions that existed at the date of the balance sheet and provided for the ultimate resolution of the loss contingency estimate, the Company recorded a $14.1 million reduction in the accrued liabilities referenced above in the fourth quarter of 2002, reflecting the final agreement as to the number of qualifying customers and the settlement of other claims. In addition, the Company recorded a $3.4 million charge related to bonuses for management and certain other employees, and a $2.5 million charge for incremental transaction costs. The $3.4 million bonus amount had not been recorded prior to the fourth quarter of 2002 because the bonus payments related directly to the Aqua Cool sale were contingent upon the final resolution of the purchase price adjustments, and could not be determined until the purchase price adjustments had been finally determined. The net result of these items was the recognition of approximately $8.2 million of pre-tax gain in the fourth quarter of 2002.

Income Tax Expense

The following table compares the Company's income tax expense and effective tax rates for the years ended December 31, 2002 and 2001:

                                      For the years ended December 31,
                           ----------------------------------------------------
                                      Effective Tax               Effective Tax
(Dollars in thousands)      2002          Rate           2001          Rate
                           -------    -------------    --------    -------------
Income tax expense         $ 5,466             45.8%   $ 42,186             49.0%
                           -------    -------------    --------    -------------

The Company's effective tax rate for 2002 was 45.8% compared to 49.0% in 2001. The Company's 2002 tax rate was primarily affected by losses in certain of its foreign subsidiaries for which the Company may not be able to realize future tax benefits. The 2001 tax rate was primarily impacted by the gain on the sale of the Company's Aqua Cool Business, which included non-deductible goodwill, as well as significant losses incurred by Enersave that were not benefited since realization of those benefits was not likely.

Discontinued Operations

On August 14, 2003, the Company's management and Board of Directors approved a plan of disposition to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, MA, which was part of the Company's Consumer Water Group segment. Additionally, during the fourth quarter of 2003, the Company's management and Board of Directors approved a plan of disposition to sell its European POU business. Accordingly, the Company's Consolidated Financial Statements and Notes have been reclassified to reflect these businesses as discontinued operations for all periods presented.

The following table compares the Company's results of discontinued operations for the years ended December 31, 2002 and 2001:

                                                          For the years ended December 31,
                                                          -------------------------------
(Dollars in thousands)                                         2002             2001
                                                               ----             ----
Discontinued Operations
  (Loss) income from operations                               $(1,270)        $   141
  Income tax benefit (expense)                                    558             (53)
                                                              -------         -------
(Loss) income from discontinued operations, net of tax        $  (712)        $    88
                                                              =======         =======

The loss from discontinued operations of $0.7 million, or $1.3 million on a pre-tax basis in 2002 includes the Elite Consumer Products division and the European POU business. In 2001, income from discontinued operations was $0.1 million on a net tax and pre-tax basis.

Net Income

The following table compares the Company's net income and net income as a percentage of sales for the years ended December 31, 2002 and 2001:

                                         For the years ended December 31,
                             --------------------------------------------------------
                                          Percentage of                 Percentage of
(Dollars in thousands)          2002         Sales             2001         Sales
                                ----         -----             ----         -----
Net income                   $    4,792       1.5%          $   44,701      10.0%
                             ==========       ===           ==========      ====

Net income amounted to $4.8 million in 2002 compared to $44.7 million for 2001. Net income in 2002 and 2001 included pre-tax gains of $8.2 million and $102.8 million, respectively, from the sale of the Company's Aqua Cool Business.

FINANCIAL CONDITION

The following table compares the Company's net working capital and current ratio for the years ended December 31, 2003 and 2002:

                                      For the years ended December 31,
                                 ----------------------------------------
(Dollars in thousands)             2003            2002           Change
                                   ----            ----           ------
Total current assets             $315,818        $341,364        $(25,546)
Total current liabilities         118,092         114,168           3,924

                                 --------        --------        --------

Net working capital              $197,726        $227,196        $(29,470)
                                 --------        --------        --------
Current ratio                         2.7             3.0            (0.3)
                                 --------        --------        --------

Net working capital decreased $29.5 million during 2003, while the Company's current ratio, defined as current assets divided by current liabilities, of 2.7 at December 31, 2003 decreased from 3.0 at December 31, 2002.

At December 31, 2003, the Company had total assets of $592.0 million, compared to total assets of $603.6 million at December 31, 2002. Cash, cash equivalents and restricted cash decreased $6.5 million during 2003, primarily reflecting payments of current accounts payable and funding requirements of the Kuwait wastewater project. At December 31, 2002, the Company had $4.3 million in restricted cash, reflecting advance payments for work to be performed on the Kuwait wastewater treatment facility, the restrictions on which expired during the first quarter of 2003.

Net cash provided by operating activities amounted to $4.5 million during 2003. The primary sources of operating cash flow in 2003 included the loss from continuing operations, adjusted to exclude the effects of non-cash items of $15.7 million, accounts receivable of $9.6 million and inventory of $6.6 million. These sources of operating cash were offset by uses for increased affiliate accounts receivable of $8.5 million, primarily from continuing work on the Kuwait wastewater project and reductions of accounts payable and accrued expenses of $9.1 million.

Net cash used in investing activities amounted to $29.0 million during 2003, reflecting additions to property, plant and equipment, primarily related to investments made in the UWG segment for a build, own, and operate facility in the power industry. The Company currently expects to invest a similar amount in property, plant and equipment during 2004. Also, during the third quarter of 2003, the Company purchased substantially all of the assets of CoolerSmart, LLC, a limited liability company in the business of leasing POU "bottleless" water coolers, for approximately $7.1 million.

Net cash provided by financing activities totaled $11.0 million during 2003, reflecting the expiration of the restriction on the use of cash that existed at December 31, 2002 and proceeds from stock option plans.

Borrowings and Lines of Credit

At December 31, 2003, the Company maintained two primary domestic credit facilities, including a $15 million unsecured credit line with Fleet Bank for working capital and a $25 million unsecured credit line with HSBC Bank USA for the issuance of letters of credit. Borrowings under the Fleet Bank facility bore interest equal to a base rate (generally the Prime Rate) or LIBOR plus a margin of 1.25%, at the Company's option. Letters of credit issued under the HSBC Bank USA facility bore interest at a rate of .825%. The terms of the facilities included financial covenants relating to liquidity, leverage, net worth and capital expenditures. At December 31, 2003, the Company was in compliance with all covenants. The Company had no borrowings against the Fleet Bank line of credit at December 31, 2003 or December 31, 2002. The Company had outstanding letters of credit under the HSBC Bank USA facility of $16.7 million at December 31, 2003 and $9.3 million at December 31, 2002. In February 2004, the Company terminated its unsecured domestic credit lines with Fleet Bank and HSBC Bank USA.

At December 31, 2003, the Company also maintained other international unsecured lines of credit, under which the Company could borrow up to an aggregate of $8.8 million in working capital and issue letters of credit or letters of guarantee up to an aggregate of $40.9 million. The Company had outstanding borrowings of $4.8 million and $2.9 million and outstanding letters of credit and letters of guarantee of $27.6 million and $29.0 million at December 31, 2003 and December 31, 2002, respectively.

On February 13, 2004, the Company acquired the stock and membership interests of the Ecolochem Group from the shareholders and members of the Ecolochem Group for an aggregate purchase price of $222.0 million (which includes $12.8 million to be paid in the event that the Company makes a Section 338(h)(10) election with respect to the acquired assets of the Ecolochem Group) and 4,652,648 shares of the Company's common stock. The cash portion of the consideration was financed with the Company's available cash resources and proceeds from new $255 million senior secured credit facilities. In connection with the acquisition of the Ecolochem Group (see Note 21), the Company obtained $255 million of senior secured credit facilities with a syndication of lenders led by UBS, Fleet Bank and Bank of America. Proceeds from the facilities were used to fund the acquisition, pay certain fees and expenses, provide for ongoing working capital and support the issuance of letters of credit. The facilities consist of a $175 million 7-year term loan and an $80 million 6-year revolving credit facility. Borrowings under the facilities bear interest equal to a base rate (generally the Prime Rate) plus a specified margin or LIBOR plus a specified margin, at the Company's option; the specified margins are a function of the Company's leverage ratio. Interest on outstanding borrowings is payable quarterly. The facilities are collateralized by the assets of the Company and its domestic subsidiaries and by 65% of the equity of the Company's international and its subsidiaries. The terms of the facilities include financial covenants relating to fixed charge coverage, interest coverage, leverage ratio and capital expenditures, the most restrictive of which are anticipated to be the leverage ratio and limitations on capital spending. The terms of the new credit facilities contain provisions that limit the Company's ability to incur additional indebtedness in the future and place other restrictions on the Company's business. In connection with the execution of the new credit facility, the Company entered into interest rate swap agreements that fix the Company's LIBOR rate on approximately 60% of the outstanding balance of the term loan at 3.1175%. The swap agreements expire in 2010.

The Company has three project finance loans for its controlled affiliate in Barbados. These loans are payable in equal quarterly installments over a ten year period that began in 2000, and bear interest at rates ranging from LIBOR + 2.0% (3.09% at December 31, 2003) to 8.75%. The controlled affiliate had outstanding borrowings of $6.4 million and $7.4 million against these loans at December 31, 2003 and December 31, 2002, respectively. The Company also has project financing loans for its controlled affiliate in Italy. The loans have a ten-year maturity and bear interest at EURIBOR plus a specified margin. The controlled affiliate had outstanding borrowings of EUR 3.0 million ($3.8 million) and EUR 3.4 million ($3.5 million) against these loans at December 31, 2003 and December 31, 2002, respectively.

Maturities of all cash borrowings outstanding for the five years ended December 31, 2004 through December 2008 are approximately $6.3 million, $1.5 million, $1.6 million, $1.6 million, $1.7 million, and $2.5 million thereafter, respectively. The weighted average interest rate on all borrowings was 6% at both December 31, 2003 and 2002.

Off Balance Sheet Arrangements

From time to time, the Company enters into joint ventures with respect to specific projects, including the projects in Trinidad, Kuwait, Israel and Algeria described below. Each joint venture arrangement is independently negotiated based on the specific facts and circumstances of the project, the purpose of the joint venture company related to the project, as well as the rights and obligations of the other joint venture partners. Generally, the Company has structured its project joint ventures so that the Company's obligation to provide funding to the underlying project or to the joint venture entity is limited to its proportional capital contribution, which can take the form of equity or subordinated debt. Except in situations that are negotiated with a specific joint venture entity as discussed below, the Company has no other commitment to provide for the joint venture's working capital or other cash needs. In addition, the joint venture entity typically obtains third-party debt financing for a substantial portion of the project's total capital requirements. In these situations, the Company is typically not responsible for the repayment of the indebtedness incurred by the joint venture entity. In connection with certain joint venture projects, the Company may also enter into contracts for the supply and installation of the Company's equipment during the construction of the project, for the operation and maintenance of the facility once it begins operation, or both. These commercial arrangements do not require the Company to commit to any funding for working capital or any other requirements of the joint venture company. As a result, the Company's exposure with respect to its joint ventures is typically limited to its debt and equity investments in the joint venture entity, the fulfillment of any contractual obligations it has to the joint venture entity and the accounts receivable owing to the Company from the joint venture entity.

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

However, Desalcott disputed certain amounts payable under the construction contract. In June 2003, Desalcott and the Company's Trinidad subsidiary resolved their dispute under the construction contract, and reached agreement as to the final amount owing to the Company for completion of the first four phases of the project. This settlement had no impact on the Company's Statement of Operations.

In June 2003, Desalcott entered into a long-term loan agreement with the Trinidad bank that had provided the bridge loan. In connection with the funding of the loan, Desalcott paid the Company's Trinidad subsidiary approximately $12 million of outstanding accounts receivable under the construction contract in July 2003. In addition, pursuant to a previous commitment made by the Company, the Company, effective July 31, 2003, converted an additional $10 million of amounts owing under the construction contract into a loan to Desalcott as an additional source of long-term project financing. That loan has a seven-year term, and is payable in 28 quarterly payments of principal and interest. The interest rate is fixed at two percent above the interest rate payable by Desalcott on the U.S. dollar portion of its borrowings under its long-term loan agreement with the Trinidadian bank (the initial annual rate on the U.S. dollar portion was 8-1/2%). In the event of a default by Desalcott, Desalcott's obligation to the Company is subordinated to Desalcott's obligations to the Trinidad bank.

As a result of the settlement of the construction contract dispute described above and Desalcott's $12 million payment to the Company's Trinidad subsidiary, together with the conversion of an additional $10 million of accounts receivable into a long-term note receivable as described above, the remaining amount due to the Company's Trinidad subsidiary from Desalcott for construction work on the first four phases of the project is approximately $6 million. This amount will be partially paid out of Desalcott's future cash flow from operations over a period of time estimated to be two years, and the balance from funds available from long-term financing proceeds upon completion by the Company of certain "punch list" items relating to phases 1 through 4. In addition, Desalcott and the Company agreed that the Company's Trinidad subsidiary would complete the last phase (phase 5) of the project (which will increase water production capacity by approximately 9%) for a fixed price of $7.7 million. Work on phase 5 has commenced and is expected to be completed in the second quarter of 2004.

Kuwait

During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and construction of the project commenced. At December 31, 2003, the Company had invested a total of $9.7 million as equity and subordinated debt in UDC. The Company has commitments to make additional equity investments or issue additional subordinated debt to UDC of approximately $7.6 million over the next two years. In addition, a total of $18.8 million in performance bonds have been issued on behalf of the Company's Italian subsidiary in connection with the project. Construction of the wastewater reuse facility is underway and is expected to be completed in 2005.

Israel

In 2001, the Company entered into agreements with an Israeli cooperative society and an Israeli corporation for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company. During the second quarter of 2003, the Israeli cooperative society and the Company acquired the ownership interest of the Israeli corporation in MDL, resulting in the Company's holding a 49% equity interest in MDL. On June 17, 2003, MDL finalized a concession contract originally entered into in August 2002 with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. In June 2003, MDL obtained $8.0 million of debt financing for the project from an Israeli bank, and the Company has guaranteed repayment of 49% of the loan amount during the construction period in the form of a bank letter of guarantee. In July 2003, the Company through its Israeli subsidiary made an equity investment of $1.5 million in MDL for its 49% equity interest. Construction of this project is scheduled to be completed in the first half of 2004.

In January 2002, the Company entered into agreements with two Israeli corporations giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). On October 28, 2002, CDL was awarded a concession agreement by the Israeli Water Desalination Agency ("WDA") (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. At December 31, 2002, the Company made an equity investment of $0.2 million in CDL. Additionally, at December 31, 2003 the Company had deferred costs of approximately $0.6 million relating to the engineering design and development work on the project. If CDL obtains long-term project financing, the Company has committed to make additional equity investments to CDL of approximately $9.7 million. The timing and amount of such investments will depend upon the terms of the long-term financing agreement. The terms of the concession agreement originally required that long-term financing be obtained by April 2003. CDL was initially granted an extension to August 20, 2003 and a further extension to April 1, 2004 was granted by the WDA. If CDL is unable to obtain such financing, the Company would expense its deferred costs relating to the construction project and its investment in CDL of approximately $0.8 million. Additionally, the Company could incur its one-third proportionate share ($2.5 million) of liability under a $7.5 million performance bond issued on behalf of CDL.

In August 2003, a 50/50 joint venture between the Company and an Israeli engineering corporation was selected by Mekorot, the Israeli state-sponsored water company, to design, supply and construct a 123,000 cubic meter per day (32.5 million gallons per day) seawater desalination facility in Ashdod, Israel. The project has been delayed because of the restructuring of Mekorot. The estimated amount of the equipment supply and construction contract to be negotiated and entered into with respect to the project is approximately $95 million, and it is estimated that the plant will require approximately two years to complete. The joint venture submitted a $5 million bid bond with its proposal, and the Company would be responsible for 50% of this amount if a demand were made on the bid bond. It is currently anticipated that the parties will sign a final form of contract in the third quarter of 2004, at which time the joint venture will replace the bid bond with a performance bond in the principal amount of 10% of the contract value.

Other Joint Venture Arrangements

Algeria

In October 2003, the Company and Algerian Energy Company (AEC) were selected for a 25-year seawater desalination build-own-operate project. Sonatrach, the national energy company, will guarantee the water supply contract. The Company and AEC have formed a joint project company, Hamma Water Desalination S.p.A.
(HWD), with Ionics owning 70%. The projected $220 million capital investment will be financed by a combination of equity and non-recourse debt. At December 31, 2003, the Company made an equity investment of $0.2 million in HWD and had deferred costs of approximately $0.3 million relating to the engineering design and development work on the project. If HWD obtains long-term project financing, the Company has committed to make additional equity investments to HWD of approximately $46.2 million. Terms of the contract require that long-term project financing be obtained by June 30, 2004. If HWD is unable to obtain such financing, the Company would expense its deferred costs relating to the construction project and its investment in HWD. Additionally, the Company could incur liability under a $1.0 million performance bond issued by the Company to the customer.

Contractual Obligations and Other Commercial Commitments

The following table summarizes the Company's known contractual and contingent obligations to make potential future payments or other consideration pursuant to certain contracts as of December 31, 2003, as well as an estimate of the timing in which these obligations are expected to be satisfied. In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company's commitment to proceed with a project if it is the successful bidder. Performance bonds are typically issued for the benefit of the Company's customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. These instruments are not reflected on the Company's balance sheet as a liability because they will not result in a liability to the Company unless the Company fails to perform the contractual obligations which are secured by the corresponding instrument. In the past, the Company has not incurred significant liabilities or expenses as a result of the use of these instruments.

                                                               LESS           1-3          4-5        AFTER 5
(Dollars in Thousands)                                      THAN 1 YEAR      YEARS        YEARS        YEARS        TOTAL
----------------------                                      -----------     --------     --------     --------     --------
                                      Notes Payable and
                      Current Portion of Long-Term Debt     $     6,282     $  3,113     $  3,288     $  2,483     $ 15,166

                Letters of Credit, Letters of Guarantee          24,514       17,133        1,905          707       44,259
                              Performance and Bid Bonds          38,600       10,570           40        8,000       57,210
                                                            -----------     --------     --------     --------     --------

Total Letters of Credit, Letters of Guarantee and Bonds     $    63,114     $ 27,703     $  1,945     $  8,707     $101,469

     Future Minimum Payments Due Under Operating Leases           6,597        5,906        1,077           73       13,653

                                                  Other           1,500        1,500            -            -        3,000
                                                            -----------     --------     --------     --------     --------
                          TOTAL CONTRACTUAL OBLIGATIONS     $    77,493     $ 38,222     $  6,310     $ 11,263     $133,288
                                                            ===========     ========     ========     ========     ========

The Company has also issued approximately $30.2 million of committed purchase orders to third-party vendors and affiliated companies which will be settled during 2004. The Company believes that its future capital requirements will depend on a number of factors, including the amount of cash generated from operations and its capital commitments to new "own and operate" projects, either directly or through joint ventures, that the Company may be successful in obtaining.

The Company believes that its existing cash and cash equivalents, cash generated from operations, lines of credit and foreign exchange facilities will be sufficient to fund its capital expenditures, working capital requirements and contractual obligations and commitments at least through 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for under Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. The adoption of SFAS 146 changes, on a prospective basis, the timing of recording restructuring charges from the commitment date to when a liability is determined to have been incurred. The Company applied the provisions of SFAS 146 effective for employment termination benefits and exit or disposal activities during the quarter ended September 30, 2003.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amended SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of SFAS 148 are to be applied to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have an impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" and, in December 2003, issued a revision to that interpretation. FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company will adopt FIN No. 46R in the first quarter of 2004.

The Company continues to evaluate the impact of FIN 46R on its financial condition and results of operations. Based on the Company's preliminary analysis of the impact of FIN 46R, the Company believes that it is reasonably possible that the Company will be required to consolidate its Desalcott equity investment when the consolidation requirements become effective in the first quarter ending March 31, 2004. The Company believes it holds a majority of the related financial risks, despite the Company's lack of voting control over Desalcott. As of December 31, 2003, Desalcott had net assets of approximately $14.1 million. For the year ended December 31, 2003, Desalcott had revenues of approximately $27.2 million and a net loss of approximately $4.9 million. As a result of the adoption of FIN 46R, the Company may be required to include an additional $156.7 million in assets and $142.5 million in liabilities in its consolidated balance sheet. The Company's maximum exposure to losses, however, as a result of its involvement with Desalcott is $38.3 million, consisting of its investment in Desalcott of $3.7 million, amounts due from Desalcott of $23.2 million and amounts due from HKES of $11.7 million (see Note 9).

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 and certain other existing pronouncements to provide for more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this pronouncement did not have an impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. In November 2003, the FASB deferred the classification and measurement provisions for certain mandatorily redeemable non-controlling interests for an indefinite period of time. The adoption of SFAS 150 did not have an impact on the Company's financial position or operating results.

In May 2003 the EITF reached a consensus on EITF Issue No. 01-8, "Determining Whether an Arrangement Contains a Lease." Arrangements or contracts that traditionally were not viewed as leases may contain features that would require them to be accounted for under SFAS 13, "Accounting for Leases." EITF 01-8 is effective July 1, 2003. The adoption of EITF 01-8 did not have an impact on the Company's financial position or results of operations.

In May 2003, the EITF finalized Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this pronouncement did not have an impact on the Company's financial position or results of operations.

RISKS AND UNCERTAINTIES

The Company's results of operations may fluctuate significantly on a quarterly basis.

The Company's quarterly operating results may vary significantly from quarter to quarter, depending on a number of factors including:

         - the introduction and market acceptance of new products and new variations of existing products;

         -     the activities of competitors;

         -     our ability to control expenses;

         -     variations in the timing of orders and subsequent shipments;

         -     length of approval processes or market tests;

         -     changes in our mix of products;

         -     disruption in our sources of supply;

         -     personnel changes;

         -     changes in our capital spending;

         - unforeseeable or unavoidable delays in large-scale customer projects;

         -     higher interest rates; and

         -     general economic conditions.

The anticipated benefits of acquiring Ecolochem, Inc. and its affiliated companies (the "Ecolochem Group") may not be realized.

The Company acquired the Ecolochem Group with the expectation that the acquisition would result in various benefits including, among other things, enhanced revenue, profits, market presence, cost savings and operating efficiencies. We expect that the acquisition will enhance our position in the water treatment services market through the combination of our technologies, products, services and customer contacts with those of the Ecolochem Group, and will enable us to broaden our customer base in the electric power and petrochemical industries. If our business or the Ecolochem Group's business fails to meet the demands of the marketplace, customer acceptance of our products and services could decline, which would have an adverse effect on our results of operations and financial condition. We may not realize any of these benefits and the acquisition may result in the deterioration or loss of significant business. Costs incurred and potential liabilities assumed in connection with the acquisition, including pending and threatened disputes, litigation and environmental liabilities, could have a material adverse effect on our business, financial condition and operating results.

In addition, we may not achieve the anticipated benefits as rapidly as, or to the extent, anticipated by certain financial or industry analysts, or other analysts may not perceive the same benefits to the acquisition as we do. If these risks materialize, our stock price could be adversely affected.

The Company's restructuring program may not result in the intended financial performance improvements.

On September 3, 2003, we announced a restructuring program intended to improve our financial performance through a realignment of our management structure, a reduction in personnel, and the consolidation of certain operations. The program when fully carried out would result in the elimination of approximately 200 positions, or approximately 10% of our workforce, and is anticipated to result in annual personnel savings of approximately $14 million and annual facilities savings of approximately $1.4 million. In connection with the restructuring program, we anticipate incurring charges for severance costs, facilities shutdown and relocation costs, and reporting process improvement costs totaling approximately $11 million, as well as goodwill impairment and other long-lived asset impairment charges.

A number of the planned restructuring actions have been taken, and others have yet to be implemented. We may not be able to complete the implementation of the restructuring program to the extent and according to the timetable presently expected. The cost savings we realized from the restructuring may be less than anticipated, and the overall restructuring costs we incur may be greater than anticipated. Consequently, the overall impact of the restructuring on our profitability may differ from our original estimate.

The Company may have difficulty and incur substantial costs integrating the Ecolochem Group.

Integrating the Ecolochem Group will be a complex, time-consuming and expensive process. Before the acquisition of the Ecolochem Group, Ionics and the Ecolochem Group operated independently, each with its own business, products, customers, employees, culture and systems, including data management and financial systems. Additionally, we are currently in the process of restructuring our business and operations. We may face substantial difficulties, costs and delays in integrating the Ecolochem Group, which may include:

         - perceived adverse changes in product or service offerings or customer service standards, whether or not these changes do, in fact, occur;

         - costs and delays in implementing common information and other systems and procedures and costs and delays caused by communication difficulties;

         - potential difficulty in applying our accounting controls and procedures to the members of the Ecolochem Group, which have operated as independent private companies;

         - charges to earnings resulting from the application of purchase accounting to the acquisition;

         -     diversion of management resources;

         -     potential incompatibility of business cultures;

         - potential losses of management and other key employees due to perceived uncertainty in career opportunities, compensation levels and benefits;

         -     the retention of existing customers of each company;

         - reduction or loss of customer orders due to the potential for market confusion, hesitation and delay; and

         - coordinating infrastructure operations in a rapid and efficient manner.

We will seek to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. We may be unsuccessful, or experience delays, in implementing the integration of these systems and processes.

Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance or the loss of customers and employees. Many of these factors are outside our control. The failure to timely and efficiently integrate the Ecolochem Group could have a material adverse effect on our business, financial condition and operating results. In addition, the differences between the business cultures could present significant obstacles to timely, cost-effective integration of the Ecolochem Group.

The Company may have difficulty establishing appropriate controls and procedures on a timely basis with respect to the Ecolochem Group's financial reporting as our subsidiaries.

We have been implementing a number of measures and procedures to ensure that our disclosure controls and procedures and internal controls over financial reporting are effective. The acquisition of the Ecolochem Group will add significant business units to our operations, which, prior to the acquisition, were operated as private businesses and were not subject to the various reporting obligations imposed on publicly traded companies. We will be required to establish appropriate controls and procedures in accordance with our policies and procedures with respect to the Ecolochem Group's financial reporting. Failure to establish those controls and procedures in a timely manner, or any failure of those controls and procedures once established, could adversely impact our public disclosures regarding our business, financial condition or operating results, which may adversely impact the price of our common stock.

The debt the Company incurred in connection with the acquisition of the Ecolochem Group will create financial and operating risks that could limit its operating flexibility and growth.

As a result of the acquisition of the Ecolochem Group, we incurred substantial additional debt. The terms of the new credit facilities contain provisions that limit our ability to incur additional indebtedness in the future and place other restrictions on our business. We may not be able to repay any current or future debt on a timely basis, depending on our future operating results. We will be required to devote increased amounts of our cash flow to service indebtedness incurred in connection with the acquisition or incurred in the future. This could require us to modify, delay or abandon our capital expenditures and other investments necessary to implement our business plan.

A portion of this debt, as well as other short-term and long-term borrowings, will be subject to variable interest rates tied to prime rates or other indices. We will be subject to the risk that interest rates may increase significantly and increase the cost of our debt.

The success of the Company's strategic plan to grow sales and develop relationships internationally may be limited by risks related to conducting business in international markets.

Although both the Company and the Ecolochem Group have experience marketing and distributing their products and services and developing strategic relations in Europe and other foreign markets, part of our strategy will be to increase sales and build additional relationships in Europe and other foreign markets. Risks inherent in marketing, selling and developing relationships in European and other foreign markets include those associated with:

         - Economic conditions in those markets, including fluctuations in the relative values of the U.S. dollar and foreign currencies;

         - Taxes and fees imposed by foreign governments that may increase the cost of products and services; and

         - Laws and regulations imposed by individual countries and by the European Union and other governmental bodies.

The Company has only limited protection for its proprietary technology.

We rely on a combination of patent, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends in part on our ability to obtain new patents and licenses and to preserve other intellectual property rights covering our products. We intend to continue to seek patents on our inventions when appropriate. The process of seeking patent protection can be time consuming and expensive and we cannot assure you that any new patent applications will be approved, that any patents that may issue will protect our intellectual property or that any issued patents will not be challenged by third parties or will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

The Company may become subject to infringement claims.

Although we do not believe that our products infringe the proprietary rights of any third parties, we have in the past been subject to infringement claims and third parties might assert infringement claims against us or our customers in the future. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as plaintiff or defendant, would cause us to incur substantial costs and divert management resources from productive tasks. Any litigation, regardless of the outcome, could harm our business.

If it appears necessary or desirable, we may seek licenses to intellectual property that we are allegedly infringing. We may not be able to obtain licenses on acceptable terms. The failure to obtain necessary licenses or other rights could harm our business.

The Company has many competitors and may not be able to compete effectively.

We experience competition from a variety of sources with respect to virtually all of our products, although we do not know of any single entity that competes with us across the full range of our products, systems and services. Competition in the markets that we serve is based on a number of factors, including price, technology, applications experience, know-how, availability of financing, reputation, product warranties, reliability, service and distribution. Many of our current and potential competitors have greater name recognition and substantially greater financial, marketing and other resources than we do. These greater resources could, for example, allow our competitors to develop technology, products and services superior to our own. As a result, we may not be able to compete effectively with current or future competitors.

The Company may not be able to develop the new products or acquire the rights to new products necessary to remain competitive.

The water purification industry is characterized by ongoing technological developments and changing customer requirements. As a result, our success and continued growth depend, in part, on our ability to develop or acquire rights to and successfully introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by our competition. There can be no assurance that we will be successful in developing or acquiring such rights to products on a timely basis or that such products will adequately address the changing needs of the marketplace.

The Company may not be able to adapt to changes in technology and government regulation fast enough to remain competitive.

The water purification industry is characterized by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for our products and services. Changes in legislative, regulatory or industrial requirements may render certain of our purification products and processes obsolete. Acceptance of new products may also be affected by the adoption of new government regulations requiring stricter standards. Our ability to anticipate changes in technology and regulatory standards and to develop and introduce new and enhanced products successfully on a timely basis will be a significant factor in our ability to grow and to remain competitive. There can be no assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete. In addition, we are subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development, or failure of products to operate properly.

A portion of the Company's sales is dependent upon customers' spending cycles for capital equipment.

The sale of capital equipment within the water purification industry is cyclical and influenced by various economic factors including interest rates and general fluctuations of the business cycle. Our Equipment Business Group and our Ultrapure Water Group each derive a significant portion of its revenue from the sale of capital equipment. While we sell capital equipment to customers in diverse industries and in domestic and international markets, cyclicality of capital equipment sales and general economic conditions could have an adverse effect on our revenues and profitability.

The acquisition of the Ecolochem Group may result in a loss of customers, strategic partners and suppliers.

The acquisition of the Ecolochem Group may have the effect of disrupting customer relationships. Some of our customers or potential customers and those of the Ecolochem Group may delay or alter buying patterns as they evaluate the likelihood of successful integration of the Ecolochem Group's business following the acquisition. Other customers may seek alternative sources of products or services due to, among other reasons, a desire not to do business with us or perceived concerns that we may not continue to support certain products or services. In addition, by increasing the breadth of our business, the acquisition may make it more difficult for us to enter into relationships with customers and strategic partners, some of whom may view us as a more direct competitor than we were prior to the acquisition. Therefore, we could experience some customer attrition as a result of the acquisition.

Difficulties in integrating operations could also result in the loss of strategic partners and suppliers and potential disputes or litigation with customers, strategic partners, suppliers, resellers or others. There can be no assurance that any steps by management to counter such potential increased customer, strategic partner or supplier attrition will be effective.

Failure by management to control customer, strategic partner and supplier attrition could have a material adverse effect on our business, financial condition and operating results.

The results of operations of the Ecolochem Group tend to fluctuate because of the weather conditions that affect its customers.

Demand for the mobile water treatment services offered by the Ecolochem Group tends to increase during periods of severe hot or cold weather resulting in increased revenues and earnings. The absence of severe weather may adversely impact the revenue and operating results of the Ecolochem Group.

The Company must comply with significant environmental regulations, which can be difficult and expensive.

The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. Although we believe that our activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or a cessation of operations. Any failure by us to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. In addition, we cannot assure you that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will not result in remediation or other significant liabilities under current or future environmental laws or regulations.

The Company depends on key personnel, the loss of whom could harm its business.

We have been and are presently dependent upon the continued efforts of our senior management team, including Douglas R. Brown, our President and Chief Executive Officer. The loss of the services of Mr. Brown or any other members of our senior management team could have a material adverse effect on our ability to achieve our objectives.

The loss of our key personnel, including those of the Ecolochem Group, could adversely affect our ability to manage our business. We believe that the continued service of our executive officers and the executive officers of the Ecolochem Group will be important to our future growth and competitiveness. Our employees and those of the Ecolochem Group are entitled to voluntarily terminate their relationship with us or with the Ecolochem Group, typically without any, or with only minimal, advance notice. The process of finding additional trained personnel to carry out our strategy could be lengthy, costly and disruptive. We might not be able to retain the services of all of our or the Ecolochem Group's key employees or a sufficient number of them to execute our plans. In addition, we might not be able to continue to attract new employees as required.

The loss of the services of any member of our or the Ecolochem Group's management team, or of any other key employee, could divert management's time and attention, increase our expenses and adversely affect our ability to conduct our business efficiently.

If the Company is unable to continue to hire and retain skilled technical and scientific personnel, then it will have trouble developing products.

Our success depends largely upon the continued service of our management and scientific staff and our ability to attract, retain and motivate highly skilled scientific, management and marketing personnel. We face significant competition for such personnel from other companies, research and academic institutions, government and other organizations who may better be able to attract such personnel. The loss of key personnel or our inability to hire and retain personnel who have technical and scientific backgrounds could materially adversely affect our product development efforts and our business.

If certain intangible assets acquired in the acquisition of the Ecolochem Group subsequently become impaired, the Company may be required to write off, or reduce the value of, those intangible assets, which would adversely impact its financial results during the periods in which they occur.

We currently expect to record approximately $182.9 million of goodwill and $73 million of other intangible assets in connection with the acquisition of the Ecolochem Group. Goodwill associated with the acquisition will be required to be tested at least annually for impairment. Other intangible assets will be amortized over their estimated useful lives. If the goodwill or other intangible assets are deemed to be impaired in the future, we will be required to reduce the value of those assets or to write them off completely, which would reduce our reported financial results during the periods in which such determination is made. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may be required to take such action in the future, the prices at which our common stock trades may be adversely affected.

The Company may not derive any income tax benefits from the tax election which it currently intends to make.

We may elect to make, with the former shareholders of Ecolochem, Inc. and Ecolochem International, Inc., an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the "Code"), with respect to the acquisition of Ecolochem, Inc., Ecolochem International, Inc. or both. If a valid election is made under Section 338(h)(10) of the Code, we will generally be able to treat the acquisition of the stock of any company with respect to which such election is made as an asset acquisition. As a result, after the acquisition, the assets of such company will have a tax basis generally equal to the cash and other property paid for the stock of such company plus any liabilities of such company that are assumed in the transaction.

The principal tax advantage of making an election under Section 338(h)(10) of the Code is that our new subsidiary or subsidiaries, as the case may be, will be able to depreciate or amortize the new federal income tax basis of depreciable or amortizable assets over time periods specified in the Code. For intangible assets, that time period is generally 15 years. Currently, we intend to make an election under Section 338(h)(10) of the Code only with respect to Ecolochem, Inc., but we may decide to make an election under Section 338(h)(10) of the Code with respect to Ecolochem International, Inc. If we make a Section 338(h)(10) election, we will be required to pay significant additional amounts to certain of the former owners of the Ecolochem Group.

The Company will be subject to significant influence by the former owners of the Ecolochem Group.

The former owners of the Ecolochem Group beneficially own approximately 19.5% of our common stock. As a result, they have a strong influence on matters requiring approval by our stockholders, such as the election of directors and most corporate actions, including mergers and acquisitions. In addition, the former owners of the Ecolochem Group are entitled to designate two members of our Board of Directors. These directors will have the opportunity to participate in all matters brought before the Board of Directors. Moreover, Mr. Lyman Dickerson, the President of Ecolochem, Inc., will have the opportunity to become the Chairman of our Board of Directors pursuant to the terms of the Stockholders Agreement entered into in connection with the acquisition of the Ecolochem Group. Collectively, these arrangements will allow the former owners of the Ecolochem Group to have significant participation in matters affecting us.

Failure of any of the members of the Ecolochem Group to be a "pass-through" entity for United States federal and other tax purposes could increase the Company's cost of the acquisition.

The owners of the Ecolochem Group have represented in the purchase agreement that each of the members of the Ecolochem Group is a "pass-through" entity for United States federal income tax purposes. Specifically, the owners of the Ecolochem Group have represented that each of Ecolochem and Ecolochem International, Inc. is a "Subchapter S Corporation" under the Code, and that each of Moson Holdings, LLC and Ecolochem S.A.R.L. is treated as a "partnership" under the Code for federal tax purposes. Accordingly, except in limited circumstances, the Ecolochem Group does not, and has not for a substantial period, paid income taxes at the entity level either to the United States or to many state and local jurisdictions (with certain exceptions). If it were ultimately determined that any member of the Ecolochem Group was not a valid pass-through entity for tax purposes, that entity could be subject to tax, penalties, additions to tax and interest for prior periods. The owners of the Ecolochem Group are required to indemnify us for any taxes attributable to periods prior to the acquisition, but there can be no assurance that any such amount will actually be paid. Any significant tax, penalties, additions to tax and interest for prior periods which we pay and for which we are not indemnified by the owners of the Ecolochem Group could have a material adverse effect on our business, financial condition and operating results.

FORWARD-LOOKING INFORMATION

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements regarding expectations as to the Company's future results of operations, statements in the "Notes to the Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements. Such statements are based on management's current views and assumptions and are neither promises nor guarantees but involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations as described in such forward-looking statements. Among these factors are the matters described under "Risks and Uncertainties" contained in this Item, as well as overall economic and business conditions; competitive factors, such as acceptance of new products and pricing pressures and competition from companies larger than the Company; risk of nonpayment of accounts receivable, including those from affiliated companies; risks associated with the recently announced restructuring program; risks associated with the integration of the Company's operations with those of the Ecolochem Group; risks associated with foreign operations; risks associated with joint venture entities, including their respective abilities to arrange for necessary long-term project financing; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, as described below under "Quantitative And Qualitative Disclosures About Market Risk"; fluctuations in the Company's quarterly results; and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made, and the Company disclaims any obligation to update, supplement or modify such statements in the event the facts, circumstances or assumptions underlying the statements change, or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

DERIVATIVE INSTRUMENTS

In certain instances, the Company enters into foreign exchange contracts including forwards, options and swaps. The Company's policy is to enter into such contracts only for the purpose of managing exposures and not for speculative purposes. During 2003 and 2002, the Company entered into a series of U.S. dollar/euro forward contracts with the intent to hedge the foreign exchange risk associated with forecasted cash flows relating to an ongoing project. The fair market value of the contracts are recorded in either "Current assets" or "Current liabilities" section of the Consolidated Balance Sheets. End-of-period changes in the market value of the contracts are recorded as a component of "Other comprehensive income" in the Stockholders' equity section of the Consolidated Balance Sheets. At December 31, 2003, the notional amount of the outstanding foreign currency forward contracts to sell U.S. dollars to hedge these currency exposures was $6.2 million. A hypothetical change of 10% in exchange rates would change the fair value by approximately $0.6 million.

MARKET RISK

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate risk fluctuations, but the Company believes the risk is not material due to the short-term nature of these investments. At December 31, 2003, the Company had $6.3 million of short-term debt and $8.9 million of long-term debt outstanding. The major portion of this debt has fixed interest rates and is not subject to risk arising from interest rate variability. A hypothetical increase of 10% in interest rates for a one year period would result in additional interest expense that would not be material in the aggregate. The Company's net foreign exchange currency gain was $1.0 million in 2003 compared with a gain of $2.8 million in 2002 and a loss of $0.6 million in 2001. The Company's exposure to foreign currency exchange rate fluctuations is mitigated by the fact that the operations of its international subsidiaries are primarily conducted in their respective local currencies. Also, in certain situations, the Company enters into foreign exchange contracts to mitigate the impact of foreign exchange fluctuations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              IONICS, INCORPORATED
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                              Page
                                                                                                              -----
Report of Independent Auditors                                                                                 52

Financial Statements:

     Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001                53

     Consolidated Balance Sheets at December 31, 2003 and 2002                                                 54

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001                55

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001      56

     Notes to Consolidated Financial Statements                                                                57

Supporting Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts                                                           91

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Ionics, Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ionics, Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for discontinued operations as of January 1, 2002 upon adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets." Also, as discussed in
Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill as of January 1, 2002 upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/PricewaterhouseCoopers LLP
---------------------------------
PricewaterhouseCoopers LLP
Boston, Massachusetts
March 12, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31

    Amounts in Thousands, Except per Share Amounts                   2003           2002           2001
------------------------------------------------------             ---------      ---------      ---------
Revenues:
   Equipment Business Group                                        $ 144,043      $ 154,378      $ 161,565
   Ultrapure Water Group                                             102,600        102,407        133,605
   Consumer Water Group                                               21,216         22,190        105,065
   Instrument Business Group                                          29,807         27,741         26,595
   Affiliated companies                                               49,741         12,168         21,219
                                                                   ---------      ---------      ---------
                                                                     347,407        318,884        448,049
                                                                   ---------      ---------      ---------

Costs and expenses:
   Cost of sales of Equipment Business Group                         113,779        114,251        126,757
   Cost of sales of Ultrapure Water Group                             80,159         78,423        107,148
   Cost of sales of Consumer Water Group                               9,878          9,889         56,971
   Cost of sales of Instrument Business Group                         12,317         11,719         12,756
   Cost of sales to affiliated companies                              43,639         10,965         20,677
   Research and development                                            7,449          6,462          6,420
   Selling, general and administrative                                99,754         89,078        119,019
   Restructuring and impairment of long-lived assets                   7,053              -          1,300
   Impairments of goodwill                                            12,731              -         11,016
                                                                   ---------      ---------      ---------
                                                                     386,759        320,787        462,064
                                                                   ---------      ---------      ---------

Loss from continuing operations                                      (39,352)        (1,903)       (14,015)
Interest income                                                        3,091          3,411          1,013
Interest expense                                                        (908)        (1,172)        (5,166)
Equity (loss) income                                                  (7,164)         3,443          1,396
                                                                   ---------      ---------      ---------

(Loss) income from continuing operations before income
  taxes, minority interest and gain on sale of Aqua Cool             (44,333)         3,779        (16,772)

Gain on sale of Aqua Cool                                                457          8,160        102,834

Income tax benefit (expense)                                          11,533         (5,466)       (42,186)
                                                                   ---------      ---------      ---------

(Loss) income from continuing operations before
   minority interest                                                 (32,343)         6,473         43,876
Minority interest in earnings (losses)                                   925            969           (737)
                                                                   ---------      ---------      ---------

(Loss) income from continuing operations                             (33,268)         5,504         44,613

Discontinued operations:
   (Loss) income from operations                                      (9,410)        (1,270)           141
   Loss on disposal                                                   (7,667)             -              -
   Income tax benefit (expense)                                        5,575            558            (53)
                                                                   ---------      ---------      ---------
(Loss) income from discontinued operations, net of tax               (11,502)          (712)            88
                                                                   ---------      ---------      ---------

Net (loss) income                                                  $ (44,770)     $   4,792      $  44,701
                                                                   =========      =========      =========

Basic (loss) earnings per share from continuing operations         $   (1.88)     $    0.31      $    2.61
Basic (loss) earnings per share from discontinued operations           (0.65)         (0.04)          0.01
                                                                   ---------      ---------      ---------
(Loss) earnings per basic share                                    $   (2.53)     $    0.27      $    2.61
                                                                   =========      =========      =========

Diluted (loss) earnings per share from continuing operations       $   (1.88)     $    0.31      $    2.59
Diluted (loss) earnings per share from discontinued operations         (0.65)         (0.04)          0.01
                                                                   ---------      ---------      ---------
(Loss) earnings per diluted share                                  $   (2.53)     $    0.27      $    2.59
                                                                   =========      =========      =========

Shares used in basic (loss) earnings per share calculations           17,674         17,541         17,106
Shares used in diluted (loss) earnings per share calculations         17,674         17,671         17,246

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

At December 31

     Dollars in Thousands, Except Share Amounts                      2003          2002
-----------------------------------------------------             ---------      ---------
Assets
Current assets:
   Cash and cash equivalents                                      $ 133,815      $ 136,044
   Restricted cash                                                        -          4,250
   Short-term investments                                                 -            958
   Notes receivable, current                                          6,365          6,662
   Accounts receivable, net                                          87,415         94,841
   Receivables from affiliated companies                             22,140         23,642
   Inventories                                                       24,716         29,833
   Deferred income taxes                                             13,585         14,099
   Assets from discontinued operations                                7,466         18,470
   Other current assets                                              20,316         12,565
                                                                  ---------      ---------
       Total current assets                                         315,818        341,364
                                                                  ---------      ---------

Receivables from affiliated companies, long-term                     20,915         11,740
Notes receivable, long-term                                          28,408         24,718
Investments in affiliated companies                                  14,362         18,198
Property, plant and equipment, net                                  171,785        167,456
Goodwill                                                              7,695         20,118
Deferred income taxes, long-term                                     21,305         12,591
Other assets                                                         11,689          7,408
                                                                  ---------      ---------
       Total assets                                               $ 591,977      $ 603,593
                                                                  =========      =========

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable and current portion of long-term debt            $   6,276      $   4,134
   Accounts payable                                                  28,279         36,039
   Billings in advance from affiliated companies                      3,629          4,308
   Income taxes payable                                              32,840         25,692
   Liabilities from discontinued operations                             396            227
   Other current liabilities                                         46,672         43,768
                                                                  ---------      ---------
       Total current liabilities                                    118,092        114,168
                                                                  ---------      ---------

Long-term debt and notes payable                                      8,889          9,670
Deferred income taxes                                                30,979         35,337
Accumulated losses in investments in affiliated companies             5,068            242
Other liabilities                                                    12,784          6,023
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $1, authorized shares: 55,000,000
      in 2003 and 2002; issued and outstanding: 17,898,486 in
      2003 and 17,555,046 in 2002                                    17,898         17,555
   Additional paid-in capital                                       198,285        190,417
   Retained earnings                                                202,339        247,109
   Accumulated other comprehensive loss                              (2,357)       (16,928)
                                                                  ---------      ---------
       Total stockholders' equity                                   416,165        438,153
                                                                  ---------      ---------
       Total liabilities and stockholders' equity                 $ 591,977      $ 603,593
                                                                  =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31

                     Dollars in Thousands                              2003           2002           2001
---------------------------------------------------------------      ---------      ---------      ---------
OPERATING ACTIVITIES:
   Net (loss) income                                                 $ (44,770)     $   4,792      $  44,701
   Less: (loss) income from discontinued operations                     (6,336)          (712)            88
   Less: loss on disposal of discontinued operations                    (5,166)             -              -
                                                                     ---------      ---------      ---------
     (Loss) Income from continuing operations                          (33,268)         5,504         44,613

   Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:

     Depreciation                                                       25,017         22,383         31,988
     Amortization of other intangibles                                     778            191            146
     Amortization of goodwill                                                -              -          2,787
     Impairment of long-lived assets                                     4,330              -          1,300
     Impairment of goodwill                                             12,731              -         11,015
     Gain on Sale of Aqua Cool Business                                   (457)        (8,160)      (102,834)
     Provision for losses on accounts and notes receivable               5,302          4,641          4,632
     Equity in loss (earnings) of affiliates                             7,164         (3,443)        (1,396)
     Deferred income tax expense (benefit)                              (8,636)         1,459         (5,690)
     Changes in assets and liabilities,
     net of effects of businesses acquired:
       Notes receivable                                                 (2,618)        (4,516)        (6,538)
       Accounts receivable                                               9,579         15,838         22,202
       Receivables from affiliated companies                            (8,746)        (8,917)       (23,933)
       Inventories                                                       6,643         (1,310)        (3,148)
       Other current assets                                             (7,002)        (1,116)         3,547
       Investments in affiliated companies                               1,975          4,861            782
       Deferred income taxes                                            (8,853)         2,250         (7,844)
       Accounts payable and accrued expenses                            (9,055)       (13,691)        (8,294)
       Deferred revenue from affiliates                                 (4,319)         5,493          3,360
       Accrued expenses for affiliated companies                         3,247              -              -
       Customer deposits                                                  (131)         1,363         (2,682)
       Income taxes payable                                              7,425        (22,496)        51,425
       Accumulated losses in investments in affiliated companies         4,826            242              -
       Other                                                            (1,405)        (1,572)        (5,536)
                                                                     ---------      ---------      ---------
         Net cash provided by (used in) operating activities             4,527           (996)         9,902

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                          (23,429)       (32,739)       (39,155)
   Disposals of property, plant and equipment                            1,353          1,836          1,567
   Additional investments in affiliated companies                       (1,536)          (230)        (4,799)
   Acquisitions of businesses, net of cash acquired                     (7,092)        (1,035)             -
   Proceeds from sale of Aqua Cool Business                                  -              -        210,476
   Sales (purchases) of short-term investments                           1,684           (836)           413
                                                                     ---------      ---------      ---------
       Net cash (used in) provided by investing activities             (29,020)       (33,004)       168,502

FINANCING ACTIVITIES:
   Restricted cash                                                       4,250         (4,250)             -
   Principal payments on current debt                                     (553)       (73,678)      (171,343)
   Proceeds from borrowings of current debt                              1,680         62,846        116,476
   Principal payments on long-term debt                                 (1,487)          (989)        (1,390)
   Proceeds from borrowings of long-term debt                                -            553          1,294
   Proceeds from issuance of common stock                                    -              -         21,814
   Proceeds from issuance of stock under stock option plans              7,159          1,661          4,990
                                                                     ---------      ---------      ---------
       Net cash provided by (used in) financing activities              11,049        (13,857)       (28,159)
Effect of exchange rate changes on cash                                  9,871          5,962           (520)
Net cash (used in) provided by continuing operations                    (3,573)       (41,895)       149,725
Net cash provided by (used in) discontinued operations                   1,344           (344)         3,061
Cash and cash equivalents at end of prior year                         136,044        178,283         25,497
                                                                     ---------      ---------      ---------
Cash and cash equivalents at end of current year                     $ 133,815      $ 136,044      $ 178,283
                                                                     =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                     Accumulated
                                                   Common Stock          Additional                     Other           Total
                                             ------------------------     Paid-In       Retained    Comprehensive   Stockholders'
           Dollars in Thousands                Shares      Par Value      Capital       Earnings    (Loss) Income      Equity
------------------------------------------   ----------   -----------   -----------   -----------   -------------   -------------
Balance at December 31, 2000                 16,369,029   $    16,369   $   162,114   $   197,616   $     (19,238)  $     356,861

Comprehensive income:
   Net income                                         -             -             -        44,701               -          44,701
   Other comprehensive income, net of tax:
    Translation adjustments, (tax $974)               -             -             -             -          (4,112)         (4,112)
    Minimum pension liability
     adjustment, (tax $1,009)                         -             -             -             -          (1,646)         (1,646)
                                                                                                                    -------------
Total comprehensive income                                                                                                 38,943
                                                                                                                    -------------

Stock options exercised                         228,650           229         4,761             -               -           4,990
Tax benefit of stock option activity                  -             -           641             -               -             641
Shares issued to directors                        4,326             4           100             -               -             104
Shares issued for private placement             875,000           875        20,939             -               -          21,814
                                             ----------   -----------   -----------   -----------   -------------   -------------

Balance at December 31, 2001                 17,477,005        17,477       188,555       242,317         (24,996)        423,353

Comprehensive income:
   Net income                                         -             -             -         4,792               -           4,792
   Other comprehensive income, net of tax:
    Translation adjustments, (tax $2,195)             -             -             -             -           9,844           9,844
    Minimum pension liability
     adjustment, (tax $1,089)                         -             -             -             -          (1,776)         (1,776)
                                                                                                                    -------------
Total comprehensive income                                                                                                 12,860
                                                                                                                    -------------

Stock options exercised                          72,937            73         1,588             -               -           1,661
Tax benefit of stock option activity                  -             -           159             -               -             159
Shares issued to directors                        5,104             5           115             -               -             120
                                             ----------   -----------   -----------   -----------   -------------   -------------

Balance at December 31, 2002                 17,555,046        17,555       190,417       247,109         (16,928)        438,153

Comprehensive Loss:
   Net loss                                           -             -             -       (44,770)              -         (44,770)
   Other comprehensive income, net of tax:
    Changes in value of foreign exchange
     contracts designated as cash
     flow hedges                                      -             -             -             -           1,044           1,044
    Translation Adjustments, (tax $5,389)             -             -             -             -          14,036          14,036
    Minimum pension liability
     adjustment, (tax $312)                           -             -             -             -            (509)           (509)
                                                                                                                    -------------
Total comprehensive loss                                                                                                  (30,199)
                                                                                                                    -------------

Stock options exercised, net                    340,230           340         6,819             -               -           7,159
Tax benefit of stock option activity                  -             -           977             -               -             977
Shares issued to directors                        3,210             3            72             -               -              75
                                             ----------   -----------   -----------   -----------   -------------   -------------
Balance at December 31, 2003                 17,898,486   $    17,898   $   198,285   $   202,339   $      (2,357)  $     416,165
                                             ==========   ===========   ===========   ===========   =============   =============

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

Basis of Presentation

The Company consolidates the financial statements of all wholly owned and majority owned subsidiaries and controlled affiliates. All intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation with no impact on net income. During the third quarter ended September 30, 2003, the Company's management and Board of Directors approved a plan of disposition to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, MA, which was part of the Company's Consumer Water Group (CWG) segment. In addition, during the fourth quarter ended December 31, 2003, the Company's management and Board of Directors approved a plan of disposition to sell its European "point-of-use" business, located in the United Kingdom and Ireland, which was also part of the Company's CWG segment. Accordingly, the Company's Consolidated Financial Statements and Notes have been reclassified to reflect these businesses as discontinued operations in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company's consolidated results of operations include the operating results of CoolerSmart LLC, since the date of its acquisition.

As part of the Company's adoption of a matrix business organization effective January 1, 2002, results associated with the Company's trailer leasing and non-consumer bleach based chemical supply businesses are included in the Ultrapure Water Group (UWG) segment, rather than the Equipment Business Group
(EBG) segment where they had historically been presented. Segment information for all periods has been presented to reflect these changes. (See Note 18).

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

For contracts involving the sale of equipment to a joint venture or other unconsolidated affiliated entity in which the Company has an ownership interest, the extent of revenue and profit recognized while the contract is being performed varies based on the level of equity interest held by the Company. Generally, when the Company's equity ownership in the affiliated customer is less than 20% and accounts for such interest on a cost basis, no revenue or profit is eliminated as the contract is being performed. When the Company's equity ownership is between 20% and 50%, provided that the Company does not exercise effective control over the affiliated entity, the Company recognizes revenue as the contract is being performed but eliminates a portion of the profit equal to the Company's equity ownership percentage in the entity. The portion of the profit eliminated is accounted for as a reduction in the Company's carrying amount of the investment in the affiliated company. After construction has been completed and commercial operations have commenced, the resulting eliminated intercompany profit is amortized as a basis difference into equity income over the estimated useful life of the equipment owned by the affiliated entity. When the Company's equity ownership exceeds 50%, or in instances where the Company effectively controls the affiliated entity, no revenue or profit is recognized on the sale of equipment as the contract is executed, and all of the profit on the contract is eliminated.

With respect to the Company's sale of equipment to Desalcott (the project company) in connection with the Trinidad project where the Company is a 40% equity owner of Desalcott, since the Company is considered to have provided all of the cash equity funding for the project either directly or through a loan to the Company's local majority partner, equipment revenue earned has been recognized to the extent of costs incurred as the contract is executed; however, all of the profit has been eliminated.

The "Revenues: affiliated companies" and "Cost of sales to affiliated companies" included in the Statement of Operations reflect the revenue and costs recorded from the sales of equipment to joint ventures or other unconsolidated entities. Revenue is recognized in accordance with SOP 81-1 or with Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), as appropriate, less the amount of intercompany profit eliminated equal to the Company's ownership interest in the affiliated companies. Eliminated intercompany profit, as described above, is amortized as a basis difference into equity income over the useful life of the equipment placed in service by the affiliated company (e.g., 23 years for the Trinidad project, and 27 years for the Kuwait project).

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

For sales of standard products and equipment not governed by SOP 81-1, such as the sale of instruments and consumer water products, the Company follows the guidance provided by SAB 104. The Company does not recognize revenue unless there is persuasive evidence of an arrangement, title and risk of loss has passed to the customer, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. It is the Company's policy to require an arrangement with its customers, either in the form of a written contract or purchase order containing all of the terms and conditions governing the arrangement, prior to the recognition of revenue. Title and risk of loss generally pass to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, the Company assesses whether the sale price is fixed or determinable and whether or not collection is reasonably assured. If the sales price is not deemed to be fixed or determinable, revenue is recognized as the amounts become due from the customer. The Company does not generally offer a right of return on its products and the products are generally not subject to customer acceptance rights. The Company assesses collectibility based on a number of factors, including past transaction and collection history with a customer and the credit-worthiness of the customer. The Company performs ongoing credit evaluations of its customers' financial condition but generally does not require collateral from its customers. If the Company determines that collectibility of the sales price is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. The Company includes shipping and handling costs in revenue and cost of sales.

The Company provides lease financing to consumers for the purchase of certain home water treatment systems. Prior to entering into the lease agreement, the Company evaluates the creditworthiness of its customer and generally collateralizes the lease receivable with a security interest in the customer's personal residence. At the time the lease transaction is consummated, the Company recognizes revenue for the full amount of the sales value of the equipment and records a lease receivable on its balance sheet. Finance income is recognized as revenue by the Company over the term of the lease based on the interest rate stated in the lease. The Company evaluates the collectibility at point of sale of its lease receivables based on its historical loss experience and assessment of prospective risk, and does so through ongoing reviews of its receivables portfolio.

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

Accounting for Stock-Based Compensation

The Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, any difference between the option price and the fair market value of the stock at the date of grant is charged to operations over the expected period of benefit to the Company. During 2003, 2002 and 2001, no stock-based compensation expense has been recorded in net income as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net (loss) income and
(loss) earnings per share if the Company had applied the fair value method of accounting for stock options and other equity instruments defined by SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." The effect of applying SFAS 123 in the pro forma disclosure are not indicative of future awards, which are anticipated.

        (Amounts in thousands, except per share amounts)                  2003            2002           2001
                                                                       ----------      ----------     ----------
(Loss) income from continuing operations, as reported                  $  (33,268)     $    5,504     $   44,613
(Loss) income from discontinued operations, as reported                   (11,502)           (712)            88
                                                                       ----------      ----------     ----------
Net (loss) income, as reported                                         $  (44,770)     $    4,792     $   44,701

Less: Stock-based employee compensation expense determined
under fair value method for all awards, net of related tax effects          4,527           2,652          2,596
                                                                       ----------      ----------     ----------

Pro forma net (loss) income                                            $  (49,297)     $    2,140     $   42,105
                                                                       ==========      ==========     ==========

(Loss) earnings per basic share from continuing operations,
  as reported                                                          $    (1.88)     $     0.31     $     2.61
(Loss) earnings per basic share from discontinued
  operations, as reported                                                   (0.65)          (0.04)          0.01
                                                                       ----------      ----------     ----------
(Loss) earnings per basic share, as reported                           $    (2.53)     $     0.27     $     2.61
                                                                       ==========      ==========     ==========
(Loss) earnings per basic share, pro forma                             $    (2.79)     $     0.12     $     2.46
                                                                       ==========      ==========     ==========

(Loss) earnings per diluted share from continuing operations,
  as reported                                                          $    (1.88)     $     0.31     $     2.59
(Loss) earnings per diluted share from discontinued
  operations, as reported                                                   (0.65)          (0.04)          0.01
                                                                       ----------      ----------     ----------
(Loss) earnings per diluted share, as reported                         $    (2.53)     $     0.27     $     2.59
                                                                       ==========      ==========     ==========
(Loss) earnings per diluted share, pro forma                           $    (2.79)     $     0.12     $     2.44
                                                                       ==========      ==========     ==========

The weighted average fair value of options granted were $8.03, $9.95 and $11.08 per option during 2003, 2002 and 2001, respectively. The fair value of each option granted during 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                          2003            2002           2001
                                                                       ----------      ----------     ----------
Expected term (years)                                                         6.0             6.0            5.0
Volatility                                                                   41.0%           42.2%          38.6%
Risk-free interest rate (zero coupon U.S. treasury note)                      3.4%            3.7%           4.9%
Dividend yield                                                               NONE            None           None

Cash Equivalents

Short-term investments with an original maturity of 90 days or less from the date of acquisition are classified as cash equivalents.

Restricted Cash

At December 31, 2003, no restrictions on cash existed. At December 31, 2002, the Company had $4.3 million in restricted cash. This amount represented cash received from a customer that was pledged to decrease the banking fees associated with a letter of credit the Company issued against an advance payment it received for work to be performed on the Kuwait wastewater treatment facility project.

Investments

Management determines the appropriate classification of its investment in debt securities at the time of purchase. Debt securities which the Company has the ability and positive intent to hold to maturity are classified accordingly and carried at amortized cost. The Company is not involved in activities classified as the trading of investments.

Allowance for Doubtful Accounts

The Company evaluates the adequacy of its allowance for doubtful accounts on an ongoing basis through detailed reviews of its accounts and notes receivables. Estimates are used in determining the Company's allowance for doubtful accounts and are based on historical collection experience, current trends including prevailing economic conditions and adverse events that may affect a customer's ability to repay, aging of accounts and notes receivable by category, and other factors such as the financial condition of large customers. This evaluation is inherently subjective and estimates may be revised in the future as more information becomes available. Allowance for doubtful accounts are established through a charge to operations included in selling, general and administrative expenses.

Notes Receivable

Notes receivable have been reported at their estimated net realizable value. The allowance for uncollectible notes receivable totaled $1.2 million and $0.7 million at December 31, 2003 and 2002, respectively. This allowance is comprised of the principal and accrued finance income amounts due on the notes. The Company suspends the accrual of finance income on the notes receivable when the collection of the notes receivable principal balance is doubtful, due to the fact that the finance income is no longer considered collectible.

Inventories

Inventories are carried at the lower of cost (first-in, first-out basis) or market.

Investments in Affiliated Companies

The Company holds minority investments in certain private companies having complementary or strategic operations in different geographical locations around the world. These investments are included in investments in affiliates and include investments accounted for under the equity method of accounting. Under the equity method of accounting, which generally applies to investments that represent a 20% to 50% ownership of the equity securities of the affiliates, the Company's proportionate share of the earnings or losses based on its ownership interest of the affiliates is included in equity income. The Company records equity losses in excess of the carrying amount of the investment when it guarantees obligations or is otherwise committed to provide further financial support to the affiliate. With respect to the Company's investment in Desalcott, in recognition of the fact that the Company has provided all of the cash equity funding for Desalcott, the Company has concluded that it would not be appropriate to recognize equity method losses based solely on its ownership interest in Desalcott. The Company holds 200 ordinary shares of Desalcott, representing a 40% ownership interest. The Company also loaned $10 million to Hafeez Karamath Engineering

Services, Ltd. ("HKES"), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire 200 ordinary shares of Desalcott and thereby raise its existing equity interest in Desalcott from 100 to 300 ordinary shares. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott. In addition, the Company made a $10 million loan to Desalcott in the third quarter of 2003 as an additional source of long-term financing. Accordingly, based on its aggregate economic interests in Desalcott, the Company records 100% of any net loss reported by Desalcott and 40% of any net income reported by Desalcott. In periods in which Desalcott has an accumulated loss (as opposed to retained earnings), the Company records 100% of any net income of Desalcott up to the amount of Desalcott's accumulated loss, and 40% of any net income reported thereafter by Desalcott. Realization of the Company's investments in equity securities may be affected by the affiliate's ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the affiliate's business, and other factors. The inability of an affiliate to obtain future funding or successfully execute its business plan could adversely affect the Company's earnings in the periods affected by those events. Future adverse changes in market conditions or poor operating results of underlying investments could result in a write-down or in an inability to recover the carrying value of an equity investment that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge resulting in an other than temporary loss in the future. The Company records an impairment charge when it believes an investment has experienced a decline in fair value that is other-than-temporary.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Maintenance and repair costs are expensed as incurred. Significant additions and improvements are capitalized and depreciated. When an asset is retired or sold, any resulting gain or loss is included in the results of operations. Interest payments on debt capitalized as property, plant and equipment amounted to $0.1 million, $0.3 million, and $0.1 million in 2003, 2002 and 2001, respectively. In general, depreciation is computed on a straight-line basis over the expected useful lives of the assets, as follows:

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

In certain situations, depreciation is computed based on the units of production method.

The Company's policy is to depreciate processing plants, other than leased equipment, over the shorter of their useful lives or the term of the corresponding supply contracts.

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). The Company assesses the potential impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, significant changes in the actual or intended future use of the asset, or the strategy for its overall business and significant negative industry or economic trends. When the Company determines that the carrying value of intangible and other long-lived assets may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount of the asset. If the sum of the estimated future cash flows is less than the carrying amount, the Company records an impairment charge based on the estimated discounted future cash flows using a discount rate determined by Company management to be commensurate with the associated risks.

Goodwill

On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" (SFAS 142). In accordance with SFAS 142, amortization of goodwill was discontinued as of January 1, 2002. Goodwill represents the excess acquisition cost over the fair value of the net assets acquired in the purchase of various entities. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over its estimated useful life, which generally was a period ranging from 10 to 40 years. The Company evaluates the recoverability of goodwill annually on December 31, or more frequently if events or changes in circumstances, such as, material adverse changes in the business climate indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are estimated using a discounted cash flow methodology. Discounted cash flows are based on the businesses' strategic plans and management's best estimate of revenue growth and profit margin by each reporting unit.

Warranty Obligations

The Company's products generally include warranty obligations and the related estimated costs are included in cost of sales when revenue is recognized. The Company estimates costs to satisfy its warranty obligations based upon historical product failure rates and the estimated costs to correct such product failures. If actual product failure rates or the costs associated with fixing such product failures differ from historical rates, adjustments to the warranty obligations may be required in the period in which determined. The accrued warranty obligation is included in other current liabilities. The changes in accrued warranty obligations for the years ended December 31, 2003 and 2002 are as follows:

Dollars in thousands                                              2003             2002
--------------------                                           ---------        ---------
Balance at end of prior year                                   $   1,067        $     844
Accruals for warranties issued during the period                   1,331            1,373
Accruals related to pre-existing warranties                          294               18
Settlements made (in cash or in kind) during the period           (1,519)          (1,168)
                                                               ---------        ---------
Balance at end of year                                         $   1,173        $   1,067
                                                               =========        =========

In addition to warranty obligations, the Company recorded a $4.8 million charge in the third quarter of 2003 to retrofit certain components of the Company's demineralization systems.

Research and Development

All research and development costs are expensed as incurred and consist primarily of personnel costs and costs associated with the development of new products and the enhancement of existing products for the EBG, UWG and IBG segments.

Income Taxes

The Company estimates its income tax liability in each jurisdiction in which it operates based on an assessment of permanent and temporary differences resulting from differing treatment of items for tax and financial reporting purposes. Temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company assesses the likelihood that deferred tax assets will be recovered, and establish a valuation allowance to the extent that it believes that it is more likely than not any deferred tax asset will not be realized. To the extent the Company has established a valuation allowance; income tax expense is recorded in the Company's Consolidated Statements of Operations. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense.

The Company has elected not to provide tax on certain undistributed earnings of its foreign subsidiaries which it considers to be permanently reinvested. The cumulative amount of such unprovided U.S. taxes was approximately $10.5 million, $9.7 million and $8.2 million as of December 31, 2003, 2002 and 2001, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted (loss) earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding while giving effect to all potentially dilutive common shares that were outstanding during the period calculated using the treasury stock method which determines the additional common shares that are issuable upon the exercise of outstanding stock options.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in the Statements of Stockholders' Equity. For 2003, total comprehensive loss was $30.2 million and consisted of net loss, changes in fair values of foreign exchange contracts designated as cash flow hedges, foreign currency translation adjustments and minimum pension liability adjustment, net of tax effects. In 2002 and 2001, comprehensive income was $12.9 million and $38.9 million, respectively, consisting primarily of net income and translation adjustments, net of tax effects.

Accumulated other comprehensive (loss) income amounted to ($2.4) million and ($16.9) million at December 31, 2003 and 2002, respectively. At December 31, 2003, it consisted on cumulative translation adjustments, minimum pension liability and changes in value of foreign exchange contracts designated as cash flow hedges. At December 31, 2002, accumulated other comprehensive

(loss) income was comprised of cumulative translation adjustments and minimum pension liability. The cumulative translation adjustments were $0.5 million and ($13.5) million at December 31, 2003 and 2002, respectively. The minimum pension liability component of other comprehensive (loss) income was ($3.9) million and ($3.4) million at December 31, 2003 and 2002, respectively. The change in the value of foreign exchange contracts designated as cash flow hedges was $1.0 million at December 31, 2003.

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

Some transactions of the Company and its subsidiaries are made in currencies different from their functional currency. Foreign currency gains (losses) on these transactions or balances are recorded in selling, general and administrative expense when incurred. Net foreign currency transaction gains (losses) included in income before income taxes and minority interest totaled $1.0 million, $2.8 million and $(0.6) million for 2003, 2002 and 2001, respectively.

Derivative Instruments

The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 in the first quarter of 2001. All derivatives are stated at fair value on the balance sheets. The Company conducts business in a number of foreign countries where transactions are denominated in local foreign currencies. The Company hedges certain foreign currency exposures to minimize the effect of exchange rate fluctuations on certain monetary assets and anticipated cash flows denominated in foreign currencies. The terms of currency instruments used for hedging purposes are consistent with the timing of the transactions being hedged. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company enters into foreign currency forward contracts to hedge its exposures associated with certain forecasted revenue transactions. These derivative instruments, which are designated as foreign currency cash flow hedges, generally mature within two years or less. All outstanding derivatives are recognized on the balance sheet at fair value and changes in their fair value are recorded in accumulated other comprehensive income (loss) until the underlying forecasted transaction occurs. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the statement of operations in the related revenue caption. In the event the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income (loss) will be reclassified to selling, general and administrative expense in the statement of operations in the then-current period. For the year ended December 31, 2003, the Company recognized a gain of approximately $0.1 million related to the ineffective portion of its forecasted cash flow hedge. No amounts were reclassified from accumulated other comprehensive income (loss) to selling, general and administrative expense during 2002 or 2001.

The Company also enters into foreign exchange forward contracts to hedge its exposures associated with foreign currency denominated assets and liabilities. These derivative instruments are designated as foreign currency fair value hedges. The derivatives are recognized on the Consolidated Balance Sheets at fair value and period-end changes in fair value are recorded in selling, general and administrative expense in the Consolidated Statement of Operations.

Since the Company is using foreign exchange derivative contracts to hedge foreign exchange exposures, the changes in the value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged item. Hedge effectiveness is assessed on a quarterly basis. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings in "Selling, general and administrative expense." The ineffective portion of the derivatives consists of discounts or premiums on forward contracts and gains or losses associated with differences between actual and forecasted amounts. In any instance in which the designated hedged item matures, is terminated, or, in the case of an anticipated transaction, is deemed unlikely to occur, the related derivative contract is closed and any gain or loss is immediately recognized in the Statement of Operations in selling, general and administrative expense.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for under Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. The adoption of SFAS 146 changes, on a prospective basis, the timing of recording restructuring charges from the commitment date to when a liability is determined to have been incurred. The Company applied the provisions of SFAS 146 effective for employment termination benefits and exit or disposal activities during the quarter ended September 30, 2003.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amended SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of SFAS 148 are to be applied to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have an impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" and, in December 2003, issued a revision to that interpretation. FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company will adopt FIN No. 46R in the first quarter of 2004.

The Company continues to evaluate the impact of FIN 46R on its financial condition and results of operations. Based on the Company's preliminary analysis of the impact of FIN 46R, the Company believes that it is reasonably possible that the Company will be required to consolidate its Desalcott equity investment when the consolidation requirements become effective in the first quarter ending March 31, 2004. The Company believes it holds a majority of the related financial risks, despite the Company's lack of voting control over Desalcott. As of December 31, 2003, Desalcott had net assets of approximately $14.1 million. For the year ended December 31, 2003, Desalcott had revenues of approximately $27.2 million and a net loss of approximately $4.9 million. As a result of the adoption of FIN 46R, the Company may be required to include an additional $156.7 million in assets and $142.5 million in liabilities in its consolidated balance sheet. The Company's maximum exposure to losses, however, as a result of its involvement with Desalcott is $38.3 million, consisting of its investment in Desalcott of $3.7 million, amounts due from Desalcott of $23.2 million and amounts due from HKES of $11.7 million (see Note 9).

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 and certain other existing pronouncements to provide for more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this pronouncement did not have an impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. In November 2003, the FASB deferred the classification and measurement provisions for certain mandatorily redeemable non-controlling interests for an indefinite period of time. The adoption of SFAS 150 did not have an impact on the Company's financial position or operating results.

In May 2003 the EITF reached a consensus on EITF Issue No. 01-8, "Determining Whether an Arrangement Contains a Lease." Arrangements or contracts that traditionally were not viewed as leases may contain features that would require them to be accounted for under SFAS 13, "Accounting for Leases." EITF 01-8 was effective July 1, 2003. The adoption of EITF 01-8 did not have an impact on the Company's financial position or results of operations.

In May 2003, the EITF finalized Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this pronouncement did not have an impact on the Company's financial position or results of operations.

NOTE 2. CONSOLIDATED BALANCE SHEET DETAILS

Dollars in Thousands                           2003                      2002
--------------------                      ------------              ------------
Raw materials                             $     15,269              $     17,706
Work in process                                  5,621                     6,608
Finished goods                                   3,826                     5,519
                                          ------------              ------------
Inventories                               $     24,716              $     29,833
                                          ============              ============

Land                                      $      6,297              $      6,077
Buildings                                       43,070                    41,388
Machinery and equipment                        279,997                   259,202
Other, (includes furniture,
   fixtures and vehicles)                       35,677                    30,838
                                          ------------              ------------
                                               365,041                   337,505
Accumulated depreciation                      (193,256)                 (170,049)
                                          ------------              ------------
Property, plant and equipment, net        $    171,785              $    167,456
                                          ============              ============

Customer deposits                         $      4,531              $      4,114
Accrued expenses                                42,141                    39,654
                                          ------------              ------------
Other current liabilities                 $     46,672              $     43,768
                                          ============              ============

Benefit plan liabilities                  $      7,745              $      3,123
Other liabilities                                5,039                     2,900
                                          ------------              ------------
Other liabilities                         $     12,784              $      6,023
                                          ------------              ------------

NOTE 3. SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Dollars in Thousands                           2003             2002         2001
--------------------                         --------        ---------    ---------
Cash payments for interest
   and income taxes:
   Interest                                  $    803        $   1,520    $   6,093
   Taxes                                     $  2,447        $  21,503    $   1,865

NOTE 4. ACCOUNTS RECEIVABLE

Dollars in Thousands                               2003               2002
--------------------                            ---------         ----------
Billed receivables                              $  67,556         $   79,389
Unbilled receivables                               28,913             21,530
Less: Allowance for doubtful accounts              (9,054)            (6,078)
                                                ---------         ----------
Accounts receivable, net                        $  87,415         $   94,841
                                                =========         ==========

Unbilled receivables represent the excess of revenues recognized on percentage of completion contracts over amounts billed. These amounts will become billable as the Company achieves certain contractual milestones. Substantially all of the unbilled amounts at December 31, 2003 are expected to be billed during 2004.

Billed receivables include retainage amounts of $2.4 million and $4.4 million at December 31, 2003 and 2002, respectively. Approximately 50% of the retainage amounts are expected to be collected during 2004.

NOTE 5. INVESTMENTS IN AFFILIATED COMPANIES

The Company's investments in the following affiliates are accounted for under the equity method. The principal business activities of these foreign affiliates involve the production, sale and distribution of treated or bottled water, the sale of membranes, equipment and replacement parts, and the ownership and operation of water treatment facilities.

                                                                      OWNERSHIP
AFFILIATE                                                             PERCENTAGE
---------                                                             ----------
Aqua Cool Kuwait - Kuwait                                                49%
Aqua Cool Saudi Arabia - Saudi Arabia                                    40%
Aqua Design Ltd. - Cayman Islands                                        39%
Carmel Desalination Ltd. - Israel                                        33%
Desalination Company of Trinidad and Tobago Ltd. - Trinidad              40%
Grupo Empresarial de Mejoramiento Ambiental, S. de R.L.
   de C.V. - Mexico                                                      20%
Jalal-Ionics - Bahrain                                                   40%
Magan Desalination Ltd. - Israel                                         49%
Toray Membrane America, Inc. - Massachusetts, USA                        43%
UTE El Reventon - Spain                                                  50%
UTE Tamaino - Spain                                                      50%
Utilities Development Company, W.L.L. - Kuwait                           25%
Watlington Waterworks, Ltd. - Bermuda                                    26%
Yuasa-Ionics Co., Ltd. - Japan                                           50%

The Company's percentage ownership interest in affiliates may vary from its interest in the earnings of such affiliate.

Activity in investments in affiliated companies:

Dollars in Thousands                                           2003            2002         2001
--------------------                                        ---------      ---------      --------
Investments at end
   of prior year                                            $ 18,198       $  20,434      $ 18,310
Equity (loss) income                                          (7,164)          3,443         1,396
Distributions received                                        (1,848)         (3,734)       (1,511)
Cumulative translation adjustments and other                    (348)           (344)          804
Change in accumulated losses                                   4,826             242             -
Elimination of intercompany profits                              (48)         (1,298)       (3,364)
Reclassification of Trinidad investment                         (790)              -             -
Reclassification to long-term notes receivable from UDC            -            (775)            -
Additional investments                                         1,536             230         4,799
                                                            --------       ---------      --------
Investments at end of current year                          $ 14,362       $  18,198      $ 20,434
                                                            ========       =========      ========

At December 31, 2003 and 2002, the Company's equity in the net assets of its affiliates was $13.8 million and $20.6 million, respectively. The difference between the carrying amount and the underlying equity in net assets is being amortized into equity over the estimated useful life of the related intangible asset.

At December 31, 2003 and 2002, the Company's accumulated loss in investments in affiliates of $5.1 million and $0.2 million, respectively, primarily relates to the Company's investment in Toray Membrane America, Inc. ("TMA"). As a result of $8.8 million of asset impairment charges recorded at TMA during 2003, the Company has recorded a liability of $2.3 million representing the Company's share of TMA's equity losses in excess of the Company's investment in TMA. This liability has been recorded based on the current expectation that the Company will continue to support TMA.

The elimination of intercompany profits on the sale of equipment to an affiliated company in which the Company has an ownership interest represents a basis difference, which will be amortized into equity income in future periods. The Trinidad investment reclassification adjustment in 2003 relates to the reclassification of affiliate revenue and interest income earned by the Company from the Company's Desalcott affiliate which is included in equity income while the corresponding asset resides in the affiliate accounts receivable balance (rather than in the investment in affiliate balance). The Utilities Development Company ("UDC") reclassification adjustment in 2002 relates to the determination in 2002 that the Company's investments in UDC were finalized as loans rather than an equity investment in UDC.

Toray Membrane America, Inc. ("TMA") was formed in 2000. TMA was incorporated to engage in the manufacture and sale of membrane elements and certain types of membrane finished products. During 2003, the Company recognized $4.6 million of equity method loss based on its ownership interest in TMA, including the Company's portion of the asset impairment charges for certain membrane manufacturing equipment. As a result, the Company has recorded an accumulated loss in excess of its equity investment of $2.3 million at December 31, 2003. The Company's equity investment was $2.3 million at December 31, 2002. The liability balance at December 31, 2003 is included in "Accumulated losses in investments in affiliated companies," while the investment balance at December 31, 2002 is included in "Investments in affiliated companies" in the Consolidated Balance Sheets. During 2003 and 2002, no dividends were received.

Summarized financial information of TMA is presented as follows (dollars in thousands):

                                                   December 31,
                                           ---------------------------
                                              2003              2002
                                           ---------         ---------
Current assets                             $   8,778         $   4,944
Non-current assets                             6,765            15,295
                                           ---------         ---------
Total assets                               $  15,543         $  20,239
                                           =========         =========

Current liabilities                        $  20,839         $   9,932
Non-current liabilities                            -             5,000
                                           ---------         ---------
Total liabilities                          $  20,839         $  14,932
                                           =========         =========

                                                Years ended December 31,
                                           -----------------------------------
                                               2003        2002        2001
                                           -----------   --------     --------
Sales                                      $     7,206   $  3,667     $ 1,594
Cost of sales                                    6,654      2,778       1,319
Impairment of long-lived assets                  8,592          -           -
Operating loss                                  (9,664)      (652)       (831)
Loss before income taxes                       (10,602)      (728)       (810)
Net loss                                       (10,602)      (728)       (810)

Desalination Company of Trinidad and Tobago Ltd. ("Desalcott") was formed in 2000 to build, own and operate a desalination facility in Trinidad. The facility supplies water to the Water and Sewerage Authority of Trinidad and Tobago. During 2003, the Company recognized $4.9 million of equity loss that reflects 100% of Desalcott's net loss for the year. The carrying value of the Company's equity investment in Desalcott was approximately $3.7 million and $7.1 million, respectively, at December 31, 2003 and 2002. In the Company's Consolidated Balance Sheets at December 31, 2003 and 2002, the investment balance is included in "Investment in affiliated companies."

Summarized financial information of Desalcott is presented as follows (dollars in thousands):

                                                    December 31,
                                            ---------------------------
                                               2003             2002
                                            ----------       ----------
Current assets                              $   32,771       $   14,044
Non-current assets                             123,904          126,321
                                            ----------       ----------
Total assets                                $  156,675       $  140,365
                                            ==========       ==========

Current liabilities                         $   24,735       $   11,772
Non-current liabilities                        117,811          109,631
                                            ----------       ----------
Total liabilities                           $  142,546       $  121,403
                                            ==========       ==========

                                                    Years ended December 31,
                                            --------------------------------------
                                               2003             2002        2001
                                            ----------       ----------    -------
Sales                                       $   27,220       $   18,804    $    -
Cost of sales                                   14,216            9,240       264
Operating (loss) income                         (3,868)             615      (295)
(Loss) income before income taxes               (3,868)             615      (295)
Net loss                                        (4,867)          (1,118)     (295)

Grupo Empresarial de Mejoramiento Ambiental, S. de R.L. de C.V. ("GEMA") was formed in 1991. GEMA was incorporated to design and construct wastewater treatment plants and provide wastewater collection, treatment, conduction and distribution services. The carrying value of the Company's investment in GEMA was approximately $3.6 million and $3.8 million, at

December 31, 2003 and 2002, respectively, and is included in "Investments in affiliated companies" in the Consolidated Balance Sheets. During 2003 and 2002, the Company received $1.4 million and $2.2 million, respectively, of cash dividends from GEMA.

Summarized financial information of GEMA is presented as follows (dollars in thousands):

                                                 December 31,
                                          -------------------------
                                             2003            2002
                                          ---------       ---------
Current assets                            $  16,133       $  16,375
Non-current assets                           29,045          37,428
                                          ---------       ---------
Total assets                              $  45,178       $  53,803
                                          =========       =========

Current liabilities                       $   8,851       $  10,288
Non-current liabilities                      18,296          24,381
                                          ---------       ---------
Total liabilities                         $  27,147       $  34,669
                                          =========       =========

                                             Years ended December 31,
                                          -----------------------------
                                            2003       2002      2001
                                          --------   -------   --------
Sales                                     $ 35,666   $38,803   $ 35,800
Cost of sales                               14,405    13,586     12,960
Operating income                            16,576    20,370     17,817
Income before income taxes                  13,655    14,743     15,954
Net income                                   7,646     9,910     11,227

NOTE 6. DISCONTINUED OPERATIONS

In August 2003, the Company's management and Board of Directors approved the plan to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, MA, which was part of the Company's Consumer Water Group segment. In addition, during the fourth quarter of 2003, the Company's management and Board of Directors approved a plan of disposition to sell its European POU cooler business, located in the United Kingdom and Ireland, which was also part of the Company's Consumer Water Group segment. Accordingly, the Company's financial statements and notes reflect these businesses as discontinued operations in accordance with Financial Accounting Standards Board Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The net loss from discontinued operations for the Elite Consumer Products division for the year ended December 31, 2003 was $7.0 million, or $11.5 million on a pre-tax basis, includes losses from operations of $3.6 million and loss on disposal of $3.4 million. The loss on disposal reflects impairment charges to write down the carrying value of assets to their estimated fair value less costs to sell, and charges related to the abandonment of a plan to commence bleach-manufacturing operations in Elkton, Maryland. In February 2004, the Company completed the sale of the Elite Consumer Products division for approximately $5.2 million.

The net loss from discontinued operations for the POU business in the U.K. for the year ended December 31, 2003 was $2.4 million or $3.5 million on a pre-tax basis. The total net loss includes losses from operations of $1.9 million and loss on disposal of $473,000. The loss on disposal reflects impairment charges to write down the carrying value of assets to their estimated fair value less costs to sell. The Company expects to complete the sale of the POU business during 2004.

The net loss from discontinued operations for the POU business in Ireland for the year ended December 31, 2003 was $2.1 million. The total net loss includes losses from operations of $780,000 and loss on disposal of $1.3 million. The loss on disposal reflects impairment charges to write down the carrying value of assets to their estimated fair value less costs to sell.

The Company's financial statements have been reclassified to reflect these entities as discontinued operations for all periods presented. The operating results of the discontinued operations are summarized below which exclude general corporate overhead previously allocated to each entity.

                                                               (Dollars in thousands)
                                                          For the years ended December 31,
                                                          --------------------------------
                                                       2003              2002             2001
                                                    -----------       ----------       ----------
Net sales                                           $   20,961        $  16,488        $  18,683
Gross margin                                            (2,309)           1,486            1,712
                                                    ==========        =========        =========

(Loss) income from discontinued operations,
   before income tax                                   (17,077)          (1,270)             141
Income tax benefit (expense)                             5,575              558              (53)
                                                    ----------        ---------        ---------

(Loss) income from discontinued
   operations, net of tax                               (6,336)            (712)              88

Loss on disposal of discontinued operations,
   net of tax                                           (5,166)               -                -
                                                    ----------        ---------        ---------

(Loss) income from discontinued operations,
   net of tax                                       $  (11,502)       $    (712)        $     88
                                                    ==========        =========        =========

At December 31, 2003, the combined assets and liabilities of discontinued operations consisted of the following:

                                                                (Dollars in thousands)
                                                        December 31,             December 31,
                                                            2003                     2002
                                                        ------------             ------------
Current assets                                             $  2,709                 $  5,846
Non-current assets                                            4,757                   12,624
                                                           --------                 --------
Assets from discontinued operations                        $  7,466                 $ 18,470
                                                           ========                 ========

Liabilities from discontinued operations                   $    396                 $    227
                                                           ========                 ========

NOTE 7. RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS

During the third quarter of 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program will consolidate the Company's sales, engineering, manufacturing and accounting functions, which are currently spread among numerous reporting entities, into several regional centers in the United States, Europe and Asia. As a result of these decisions, the Company recorded restructuring charges of approximately $2.8 million during 2003 relating primarily to employee severance costs for the elimination of approximately 160 positions. During 2003, substantially all of the employees whose employment was terminated as a result of these restructuring activities left the Company. Additionally, at December 31, 2003, the Company has approximately $0.9 million accrued for restructuring costs associated with employee severance arrangements and expects the remainder of the payments to be made during the first half of 2004. Additionally, as a result of the Company's restructuring plan, the Company ceased or reduced manufacturing operations at various locations resulting in the impairment of manufacturing equipment totaling approximately $1.2 million. The Company also recorded an impairment charge of approximately $0.6 million associated with its decision to abandon a plan to increase manufacturing capacity in a plant located in Italy.

During 2003, the Company recorded an impairment charge relating to production equipment within the EBG segment that it had previously expected to lease to a manufacturer of lactic acid in the food industry in Spain. During the second half of 2003 the Company's customer began the process of filing for insolvency protection. Accordingly, the Company recorded an impairment charge of approximately $2.5 million associated with the remaining carrying value of the equipment as the Company does not expect to recover the asset or receive any future payments for the asset. This matter is currently in litigation. (See Note 9.)

During 2001, the Company recorded charges of $1.3 million for impairment of long-lived assets held for sale related to the Company's divestiture of its majority-owned Malaysian subsidiary, Ionics Enersave Sdn. Bhd. (Enersave). The Company began negotiations to sell its interest in Enersave to the minority shareholders in late 2001. In early 2002, the Company had signed a term sheet for the disposition and the sale was completed in May 2002. Accordingly, at December 31, 2001, the Company recorded an impairment charge of approximately $9.2 million, representing the difference between the Company's 55% ownership interest in the net asset value of Enersave (principally property, plant and equipment, and goodwill) and the net proceeds from the sale of the Company's interest in subsidiary of approximately $1.0 million.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

During the third quarter of 2003, as a result of significant changes in the business climate which resulted in the Company's restructuring program, the Company conducted interim impairment tests of the goodwill related to certain reporting units. Based upon its preliminary assessment, the Company determined that the carrying value of the net assets associated with its Ionics RCC, Ionics Ahlfinger and Separations Technology reporting units exceeded their fair value and accordingly recorded a $12.7 million goodwill impairment charge ($6.8 million for Ionics RCC, $3.7 million for Ionics Ahlfinger and $2.2 million for Separations Technology). The impairment charge, representing the entire goodwill balance for these reporting units, was estimated by comparing the implied fair values of the goodwill associated with these reporting units to their carrying values. No adjustment arose from the completion of the final assessment of the reporting units' valuation. during the fourth quarter of 2003

During 2001, the Company wrote down approximately $11.0 million of goodwill. Of this amount, $7.8 million related to the Company's divestiture of Enersave, and the remaining $3.2 million related to other previous acquisitions.

The following tables reflect the adjustments to selected consolidated financial information to present pro forma amounts which exclude amortization of goodwill:

                                                                                For the year ended
                                                                                    December 31,
                                                                                ------------------
(Amounts in thousands, except per share amounts)                                       2001
                                                                                -----------------
Reported income from continuing operations                                      $          44,613
Goodwill amortization, net of tax                                                           2,188
                                                                                -----------------
Adjusted income from continuing operations                                      $          46,801
                                                                                =================

Reported basic earnings from continuing operations per share                    $            2.61
Goodwill amortization, net of tax                                                            0.13
                                                                                -----------------
Adjusted basic earnings from continuing operations per share                    $            2.74
                                                                                =================

Reported diluted earnings from continuing operations per share                  $            2.59
Goodwill amortization, net of tax                                                            0.13
                                                                                -----------------
Adjusted diluted earnings from continuing operations per share                  $            2.72
                                                                                =================

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

                                                  Equipment     Ultrapure   Consumer  Instrument
                                                  Business      Business     Water     Business
Dollars in thousands                               Group          Group      Group       Group       Corporate        Total
                                               -------------    ---------   ------    ----------     ---------      ----------
Balance at December 31, 2001                   $      11,360    $  7,054    $  541    $       -      $       -      $   18,955

Goodwill acquired during the year                          -         597         -            -              -             597
Cumulative translation adjustment/other                  263         (18)      321            -              -             566
                                               -------------    --------    ------    ---------      ---------      ----------
BALANCE AT DECEMBER 31, 2002                   $      11,623    $  7,633    $  862    $       -      $       -      $   20,118

IMPAIRMENTS OF GOODWILL                               (8,981)     (3,750)        -            -              -         (12,731)
CUMULATIVE TRANSLATION ADJUSTMENT/OTHER                  351         (43)        -            -              -             308
                                               -------------    --------    ------    ---------      ---------      ----------
BALANCE AT DECEMBER 31, 2003                   $       2,993    $  3,840    $  862    $       -      $       -      $    7,695
                                               =============    ========    ======    =========      =========      ==========

The Company's intangible assets consist of acquired patents, trademarks and customer lists. At December 31, 2003 and 2002, the gross carrying value of intangible assets was approximately $7.9 million and $3.3 million, respectively, and the accumulated amortization was $1.5 million and $1.0 million, respectively. Amortization expense for intangible assets is estimated to be approximately $0.9 million in 2004 through 2006 and $0.8 million in 2007 and 2008.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation

On December 16, 2003, Ionics Iberica, S.A., the Company's wholly-owned Spanish subsidiary (Iberica) brought suit in Palencia, Spain against Intersuero, S.A. Iberica is seeking the return of certain membrane-based production equipment which Iberica had supplied under a lease agreement to Intersuero (which had begun insolvency proceedings, or payment of 2.8 million Euros or $3.5 million plus interest for the equipment. On February 17, 2004 Intersuero filed an answer and counterclaim, alleging that the equipment did not perform to specifications and seeking 15.8 million Euros or $19.9 million in damages, lost profits, interests and costs. The Company believes Intersuero's allegations to be without merit and will defend itself vigorously in this matter. While the Company believes that this litigation should have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

The Company, its former Chief Executive Officer and its Chief Financial Officer have been named as defendants in a class action lawsuit captioned Jerome Deckler
v. Ionics, Inc., et al., filed in the U.S. District Court, District of Massachusetts in March 2003. Plaintiff alleges violations of the federal securities laws relating to the restatement of the Company's financial statements for the first and second quarters of 2002 announced in November 2002, and other material misrepresentations and omissions concerning the Company's financial results. The plaintiffs are seeking an unspecified amount of compensatory damages and their costs and expenses, including legal fees. The Company believes the allegations in the lawsuit are without merit and intends vigorously to defend the litigation, which is in the early discovery stage. The Company had filed a motion to dismiss the lawsuit, but the Court did not grant the motion. While the Company believes that the litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

The Company was notified in 1992 that it is a potentially responsible party
(PRP) at a Superfund Site, Solvent Recovery Services of New England in Southington, Connecticut. Ionics' share of assessments to date for site work and administrative costs totals approximately $82,000. The United States Environmental Protection Agency ("EPA") has not yet issued a decision regarding clean-up methods and costs. However, based upon the large number of PRPs identified, the Company's small volumetric ranking (approximately 0.5%) and the identities of the larger PRPs, the Company believes that its liability in this matter will not have a material effect on the Company or its financial position, results of operations or cash flows.

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

Other Commitments and Contingencies

From time to time, the Company enters into joint ventures with respect to specific projects, including the projects in Trinidad, Kuwait, Israel and Algeria described below. Each joint venture arrangement is independently negotiated based on the specific facts and circumstances of the project, the purpose of the joint venture company related to the project, as well as the rights and obligations of the other joint venture partners. Generally, the Company has structured its project joint ventures so that the Company's obligation to provide funding to the underlying project or to the joint venture entity is limited to its proportional capital contribution, which can take the form of equity or subordinated debt. Except in situations that are negotiated with a specific joint venture entity as discussed below, the Company has no other commitment to provide for the joint venture's working capital or other cash needs. In addition, the joint venture entity typically obtains third-party debt financing for a substantial portion of the project's total capital requirements. In these situations, the Company is typically not responsible for the repayment of the indebtedness incurred by the joint venture entity. In connection with certain joint venture projects, the Company may also enter into contracts for the supply and installation of the Company's equipment during the construction of the project, for the operation and maintenance of the facility once it begins operation, or both. These commercial arrangements do not require the Company to commit to any funding for working capital or any other requirements of the joint venture company. As a result, the Company's exposure with respect to its joint ventures is typically limited to its debt and equity investments in the joint venture entity, the fulfillment of any contractual obligations it has to the joint venture entity and the accounts receivable owing to the Company from the joint venture entity.

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

The Company's $10 million loan to HKES is included in "Notes receivable, long-term" in the Company's Consolidated Balance Sheets. The loan bears interest at a rate equal to 2% above the London Interbank Offered Rate (LIBOR), with interest payable (subject to availability of funds) starting October 25, 2002 and every six months thereafter and at maturity. Prior to maturity, accrued interest (as well as principal payments) is payable only to the extent dividends or other distributions are paid by Desalcott on the ordinary shares of Desalcott owned by HKES and pledged to the Company. Principal repayment is due in 14 equal installments commencing on April 25, 2004 and continuing semiannually thereafter. The loan matures and is payable in full on April 25, 2011. The loan is secured by a security interest in the shares of Desalcott owned by HKES and purchased with the borrowed funds, which is subordinate to the security interest in those shares in favor of the Trinidad bank that provided the financing for Desalcott. In addition, any dividends or other distributions paid by Desalcott to HKES on the pledged shares must be applied to loan payments to the Company.

In 2000, Desalcott entered into a "bridge loan" agreement with a Trinidad bank providing $60 million in construction financing. Effective November 8, 2001, the loan agreement was amended to increase maximum borrowings to $79.9 million. The bridge loan of $79.9 million and the $20 million equity provided to Desalcott did not provide sufficient funds to pay all of Desalcott's obligations in completing construction and commissioning of the project prior to receipt of long-term financing in the second quarter of 2003. Consequently, included in Desalcott's obligations at March 31, 2003 was approximately $30.1 million payable to the Company's Trinidad subsidiary for equipment and services purchased in connection with the construction of the facility. However, Desalcott disputed certain amounts payable under the construction contract. In June 2003, Desalcott and the Company's Trinidad subsidiary resolved their dispute under the construction contract, and reached agreement as to the final amount owing to the Company for completion of the first four phases of the project. This settlement had no impact on the Company's Statements of Operations.

In June 2003, Desalcott entered into a long-term loan agreement with the Trinidad bank that had provided the bridge loan. In connection with the funding of the loan, Desalcott paid the Company's Trinidad subsidiary approximately $12 million of outstanding accounts receivable under the construction contract in July 2003. In addition, pursuant to a previous commitment made by the Company, the Company, effective July 31, 2003, converted an additional $10 million of amounts owing under the construction contract into a loan to Desalcott as an additional source of long-term project financing. That loan has a seven-year term, and is payable in 28 quarterly payments of principal and interest. The interest rate is fixed at two percent above the interest rate payable by Desalcott on the U.S. dollar portion of its borrowings under its long-term loan agreement with the Trinidad bank (the initial annual rate on the U.S. dollar portion was 8 1/2%). In the event of a default by Desalcott, Desalcott's obligation to the Company is subordinated to Desalcott's obligations to the Trinidad bank.

As a result of the settlement of the construction contract dispute described above and Desalcott's $12 million payment to the Company's Trinidad subsidiary, together with the conversion of an additional $10 million of accounts receivable into a long-term note receivable as described above, the remaining amount due to the Company's Trinidad subsidiary from Desalcott for construction work on the first four phases of the project is approximately $6 million. This amount will be partially paid out of Desalcott's future cash flow from operations over a period of time estimated to be two years, and the balance from funds available from long-term financing proceeds upon completion by the Company of certain "punch list" items relating to phases 1 through 4. In addition, Desalcott and the Company agreed that the Company's Trinidad subsidiary would complete the last phase (phase 5) of the project (which will increase water production capacity by approximately 9%) for a fixed price of $7.7 million. Work on phase 5 has commenced and is expected to be completed in the second quarter of 2004.

Kuwait

During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and construction of the project commenced. At December 31, 2003, the Company had invested a total of $9.7 million as equity and subordinated debt in UDC. The Company has commitments to make additional equity investments or issue additional subordinated debt to UDC of approximately $7.6 million over the next two years. In addition, a total of $18.8 million in performance bonds have been issued on behalf of the Company's Italian subsidiary in connection with the project. Construction of the wastewater reuse facility is underway and is expected to be completed in 2005.

Israel

In 2001, the Company entered into agreements with an Israeli cooperative society and an Israeli corporation for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company. During the second quarter of 2003, the Israeli cooperative society and the Company acquired the ownership interest of the Israeli corporation in MDL, resulting in the Company's holding a 49% equity interest in MDL. On June 17, 2003, MDL finalized a concession contract originally entered into in August 2002 with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. In June 2003, MDL obtained $8.0 million of debt financing for the project from an Israeli bank, and the Company has guaranteed repayment of 49% of the loan amount during the construction period in the form of a bank letter of guarantee. In July 2003, the Company through its Israeli subsidiary made an equity investment of $1.5 million in MDL for its 49% equity interest. Construction of this project is scheduled to be completed in the first half of 2004.

In January 2002, the Company entered into agreements with two Israeli corporations giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). On October 28, 2002, CDL was awarded a concession agreement by the Israeli Water Desalination Agency ("WDA") (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. At December 31, 2002, the Company made an equity investment of $0.2 million in CDL. Additionally, at December 31, 2003 the Company had deferred costs of approximately $0.6 million relating to the engineering design and development work on the project. If CDL obtains long-term project financing, the Company has committed to make additional equity investments to CDL of approximately $9.7 million. The timing and amount of such investments will depend upon the terms of the long-term financing agreement. The terms of the concession agreement originally required that long-term financing be obtained by April 2003. CDL was initially granted an extension to August 20, 2003 and a further extension to April 1, 2004 was granted by the WDA. If CDL is unable to obtain such financing, the Company would expense its deferred costs relating to the construction project and its investment in CDL of approximately $0.8 million. Additionally, the Company could incur its one-third proportionate share ($2.5 million) of liability under a $7.5 million performance bond issued on behalf of CDL.

In August 2003, a 50/50 joint venture between the Company and an Israeli engineering corporation was selected by Mekorot, the Israeli state-sponsored water company, to design, supply and construct a 123,000 cubic meter per day (32.5 million gallons per day) seawater desalination facility in Ashdod, Israel. The project has been delayed because of the restructuring of Mekorot. The estimated amount of the equipment supply and construction contract to be negotiated and entered into with respect to the project is approximately $95 million, and it is estimated that the plant will require approximately two years to complete. The joint venture submitted a $5 million bid bond with its proposal, and the Company would be responsible for 50% of this amount if a demand were made on the bid bond. It is currently anticipated that the parties will sign a final form of contract in the third quarter of 2004, at which time the joint venture will replace the bid bond with a performance bond in the principal amount of 10% of the contract value.

Algeria

In October 2003, the Company and Algerian Energy Company (AEC) were selected for a 25-year seawater desalination build-own-operate project. Sonatrach, the national energy company, will guarantee the water supply contract. The Company and AEC have formed a joint project company, Hamma Water Desalination S.p.A.
(HWD), with Ionics owning 70%. The projected $220 million capital investment will be financed by a combination of equity and non- recourse debt. At December 31, 2003, the Company made an equity investment of $0.2 million in HWD and had deferred costs of approximately $0.3 million relating to the engineering design and development work on the project. If HWD obtains long-term project financing, the Company has committed to make additional equity investments to HWD of approximately $46.2 million. Terms of the contract require that long-term project financing be obtained by June 30, 2004. If HWD is unable to obtain such financing, the Company would expense its deferred costs relating to the construction project and its investment in HWD. Additionally, the Company could incur liability under a $1.0 million performance bond issued by the Company to the customer.

Guarantees and Indemnifications

In the fourth quarter of 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements 5, 57, and 107 and rescission of FASB Interpretation 34" ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees became applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified as of December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements. The following is a summary of the Company's agreements that were determined to be within the scope of FIN 45.

In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company's commitment to proceed with a project if it is the successful bidder. Performance bonds in the form of bank guarantees are sometimes issued for the benefit of the Company's customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. In the past, the Company has not incurred significant liabilities or expenses as a result of the use of these instruments. Approximately $101.5 million of these instruments were outstanding at December 31, 2003. Based on the Company's experience with respect to letters of credit and these bid bonds and performance bonds, the Company believes the estimated fair value of the instruments entered into during 2003 is not material. Accordingly, the Company has not recorded any liabilities for these instruments as of December 31, 2003. Approximately 53% of the guarantees outstanding at December 31, 2003 are scheduled to expire in 2004. These instruments were executed with creditworthy institutions.

As part of past acquisitions and divestitures of businesses or assets, the Company made a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. The Company only provides such warranties or indemnifications after considering the economics of the transaction and the liquidity and credit risk of the other party in the transaction. Typically, certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but others may survive indefinitely. The warranty and indemnification obligations noted above were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. In addition, the Company has not made any similar warranty or indemnification obligations during 2003. Accordingly, the Company has not recorded any liabilities for these obligations as of December 31, 2003.

On November 1, 2003, the Company guaranteed repayment, up to its 43% proportional equity interest, of a $10 million bank line of credit extended to Toray Membrane America, Inc., a joint venture affiliated company engaged in membrane manufacture. The Company's guaranty expired on December 3, 2003.

NOTE 10. LONG-TERM DEBT AND NOTES PAYABLES

Dollars in thousands                                     2003               2002
--------------------                                   --------          --------
Borrowings outstanding                                 $ 15,165          $ 13,804
Less: Installments due within one year                    6,276             4,134
                                                       --------          --------
Long-term debt and notes payable                       $  8,889          $  9,670
                                                       ========          ========

At December 31, 2003, the Company maintained two primary domestic credit facilities, including a $15 million credit line with Fleet Bank for working capital and a $25 million credit line with HSBC Bank USA for the issuance of letters of credit. Borrowings under the Fleet Bank facility bore interest equal to a base rate (generally the Prime Rate) or LIBOR plus a margin of 1.25%, at the Company's option. Letters of credit issued under the HSBC Bank USA facility bore interest at a rate of .825%. The terms of the facilities included financial covenants relating to liquidity, leverage, net worth and capital expenditures. At December 31, 2003, the Company was in compliance with all covenants. The Company had no borrowings against the Fleet Bank line of credit at December 31, 2003 or December 31, 2002. The Company had outstanding letters of credit under the HSBC Bank USA facility of $16.7 million at December 31, 2003 and $9.3 million at December 31, 2002. In February 2004, the Company terminated its unsecured domestic credit lines with Fleet Bank and HSBC Bank USA.

At December 31, 2003, the Company also maintained other international lines of credit, under which the Company could borrow up to an aggregate of $8.8 million in working capital and issue letters of credit or letters of guarantee up to an aggregate of $40.9 million. The Company had outstanding borrowings of $4.8 million and $2.9 million and outstanding letters of credit and letters of guarantee of $27.6 million and $29.0 million at December 31, 2003 and December 31, 2002, respectively.

On February 13, 2004, the Company acquired the stock and membership interests of the Ecolochem Group from the shareholders and members of the Ecolochem Group for an aggregate purchase price of $222.0 million in cash (which includes $12.8 million to be paid in the event that the Company makes a Section 338(h)(10) election with respect to the acquired assets of the Ecolochem Group) and 4,652,648 shares of the Company's common stock. The cash portion of the consideration was financed with the Company's available cash resources and proceeds from new $255 million senior credit facilities. In connection with the acquisition of the Ecolochem Group (see Note 21), the Company obtained $255 million of senior credit facilities with a syndication of lenders led by UBS, Fleet Bank and Bank of America. Proceeds from the facilities were used to fund the acquisition, pay certain fees and expenses, provide for ongoing working capital and support the issuance of letters of credit. The facilities consist of a $175 million 7-year term loan and an $80 million 6-year revolving credit facility. Borrowings under the facilities bear interest equal to a base rate (generally the Prime Rate) plus a specified margin or LIBOR plus a specified margin, at the Company's option; the specified margins are a function of the Company's leverage ratio. Interest on outstanding borrowings is payable quarterly. The facilities are collateralized by the assets of Ionics, Incorporated and of its domestic subsidiaries and by 65% of the equity of the Company's international subsidiaries. The terms of the facilities include financial covenants relating to fixed charge coverage, interest coverage, leverage ratio and capital expenditures, the most restrictive of which are anticipated to be the leverage ratio and limitations on capital spending. The terms of the new credit facilities contain provisions that limit the Company's ability to incur additional indebtedness in the future and place other restrictions on the Company's business. In connection with the execution of the new credit facility, the Company entered into interest rate swap agreements that fix the Company's LIBOR rate on approximately 60% of the outstanding balance of the term loan at 3.1175%. The swap agreements expire in 2010.

The Company has three project finance loans for its controlled affiliate in Barbados. These loans are payable in equal quarterly installments over a ten year period that began in 2000, and bear interest at rates ranging from LIBOR + 2.0% (3.09% at December 31, 2003) to 8.75%. The controlled affiliate had outstanding borrowings of $6.4 million and $7.4 million against these loans at December 31, 2003 and December 31, 2002, respectively. The Company also has project financing loans for its controlled affiliate in Italy. The loans have a ten-year maturity and bear interest at EURIBOR plus a specified margin. The controlled affiliate had outstanding borrowings of EUR 3.0 million ($3.8 million) and EUR 3.4 million ($3.5 million) against these loans at December 31, 2003 and December 31, 2002, respectively.

Maturities of all cash borrowings outstanding for the five years ended December 31, 2004 through December 2008 are approximately $6.3 million, $1.5 million, $1.6 million, $1.6 million, $1.7 million, and $2.5 million thereafter, respectively. The weighted average interest rate on all borrowings was 6% at both December 31, 2003 and 2002.

NOTE 11. INCOME TAXES

The components of domestic and foreign income from continuing operations before income taxes and minority interest were as follows:

    Dollars in Thousands                             2003           2002           2001
    --------------------                             ----           ----           ----
U.S.                                              $  (49,527)    $      654     $    4,155
Non-U.S.                                               5,651         11,285         81,907
                                                  ----------     ----------     ----------
(Loss) income before income tax
  expense and minority interest                   $  (43,876)    $   11,939     $   86,062
                                                  ==========     ==========     ==========

Income tax benefit (expense) consisted of the following:

   Dollars in Thousands                              2003           2002           2001
   --------------------                              ----           ----           ----
Federal                                           $    2,651     $     (115)    $   (7,916)
Foreign                                                  526         (3,658)       (37,246)
State                                                   (280)          (234)        (2,714)
                                                  ----------     ----------     ----------
Current benefit (expense)                              2,897         (4,007)       (47,876)
                                                  ----------     ----------     ----------
Federal                                                9,762         (1,071)          (605)
Foreign                                               (2,322)          (156)         6,316
State                                                  1,196           (232)           (21)
                                                  ----------     ----------     ----------
Deferred benefit (expense)                             8,636         (1,459)         5,690
                                                  ----------     ----------     ----------
Income tax benefit (expense)                      $   11,533     $   (5,466)    $  (42,186)
                                                  ==========     ==========     ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2003 and 2002, deferred income tax assets and liabilities were as follows:

                                                     2003           2002           2003           2002
                                                  ----------     ----------     -----------    -----------
                                                                                 Deferred       Deferred
                                                   Deferred       Deferred         Tax             Tax
Dollars in Thousands                              Tax Assets     Tax Assets     Liabilities    Liabilities
--------------------                              ----------     ----------     -----------    -----------
Depreciation                                      $        -     $        -     $    10,242    $    12,628
Amortization                                           2,310              -               -          1,670
Inventory valuation                                      996          1,382               -              -
Bad debt reserves                                      2,532          1,384               -              -
Accrued expenses                                       3,508          2,108               -              -
Profit on sales to foreign subsidiaries                  348            726               -              -
U.S. tax on unrepatriated earnings                         -              -          14,583         13,358
Alternative minimum tax credits                        4,171          3,370               -              -
Foreign withholding taxes on
  undistributed earnings                                   -              -           1,593          1,594
Foreign deferred taxes                                   540          4,881           1,733          1,160
Tax effect of currency translation loss                               5,111             277              -
Net operating loss carryforwards                      14,765          4,209               -              -
Foreign tax credit carryforwards                       3,224              -               -              -
Capitalized research and development                   1,867              -               -              -
Minimum pension liability                              2,409          2,098               -              -
Miscellaneous                                          5,654          7,824           2,551          5,674
                                                  ----------     ----------     -----------    -----------
                                                      42,324         33,093          30,979         36,084
Valuation allowance                                   (5,025)        (3,739)              -              -
                                                  ----------     ----------     -----------    -----------
Deferred income taxes                             $   37,299     $   29,354     $    30,979    $    36,084
                                                  ==========     ==========     ===========    ===========

The United States federal statutory corporate tax rate is reconciled to the Company's effective tax rate as follows:

                                                      2003        2002        2001
                                                      ----        ----        ----
U.S. Federal statutory rate                          (35.0)%      35.0%       35.0%
Foreign sales corporation/ETI exclusion               (1.0)       (3.2)       (0.7)
Goodwill                                               1.8           -         6.6
State income taxes, net of
  federal tax benefit                                 (2.3)        3.2         2.1
Foreign rate differential                              0.2        (7.0)       (3.6)
U.S. tax on non-permanently reinvested
  foreign earnings                                     2.6         4.7         4.3
Net change in valuation allowance                      3.0        10.1         5.3
Non-deductible equity loss                             3.7         1.2           -
Non-deductible charges                                 0.3         1.2         0.2
Other, net                                             0.4         0.6        (0.2)
                                                     -----        ----        ----
Effective tax rate (benefit)                         (26.3)%      45.8%       49.0%
                                                     =====        ====        ====

At December 31, 2003, the Company has total federal, state and foreign unused tax loss carryforwards of $82 million, some of which expire beginning in 2004. Because of the uncertainty of the realization of the tax benefits of losses incurred in certain foreign jurisdictions, the Company has established $4.8 million as a valuation allowance at December 31, 2003. Also at December 31, 2003, the Company had $3.2 million of foreign tax credit carryforwards which expire beginning in 2006. Because of the uncertainty of the realization of the tax benefit of certain of these credits, the Company has established $0.2 million as a valuation allowance at December 31, 2003. $2.4 million of deferred tax benefit related to the minimum pension liability adjustment recorded in other comprehensive income has been included in other assets at December 31, 2003.

The Company continually assesses the realizability of its deferred tax asset. The deferred tax asset may be reduced by a valuation allowance, if based on the weight of available evidence; it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. The Company considers future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. Negative evidence that would suggest the need for a valuation allowance consists of the Company's recent cumulative operating losses that were attributable to unprofitable businesses.

The positive evidence consists of the Company's current initiative to realign its businesses to operate more efficiently. In addition, the Company recently acquired the Ecolochem Group, which has strong historical earnings. The Company believes that future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets. In the event that it is determined that the Company's financial projections of pretax profits change and it becomes more likely than not that the net deferred tax assets will not be realized, an adjustment to the net deferred tax assets will be made and will result in a charge to income in the period such determination is made. The net deferred tax asset amount at December 31, 2003 is $6.3 million.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may limit the amount of net operating loss and tax credit carryforwards which could be utilized annually to offset future taxable income and taxes payable. The amount of this annual limitation is determined based upon the Company's value prior to an ownership change.

The Company has elected not to provide tax on certain undistributed earnings of its foreign subsidiaries which it considers to be permanently reinvested. The cumulative amount of such unprovided taxes was approximately $10.5 million, $9.7 million and $8.2 million as of December 31, 2003, 2002 and 2001, respectively.

NOTE 12. STOCKHOLDERS' EQUITY

Stock Option Plans

Under the Company's 1997 Amended and Restated Stock Incentive Plan ("1997 Plan"), incentive stock options, non-qualified stock options, long-term performance awards, and, after Stockholders approval on February 11, 2004, shares of restricted stock may be awarded to officers and other key employees and to consultants. At December 31, 2003 and 2002, there were 891,023 and 775,323 shares, respectively, reserved for issuance of additional options under the 1997 Plan. Options granted under the 1997 Plan have a term of ten years and vest over a five-year period, except that options become fully vested if an option holder retires after reaching age 65. Only non-qualified stock options have been granted under the 1997 Plan. On December 31, 2003, options for 2,102,517 shares of common stock were outstanding under the 1997 Plan. On February 11, 2004, the stockholders approved (i) the reservation of an additional 1,200,000 shares of common stock for issuance under the 1997 Plan, and (ii) the issuance of up to 1,000,000 shares of restricted stock under the 1997 Plan.

Under the Company's 1986 Stock Option Plan for Non-Employee Directors ("1986 Plan"), which expired on December 31, 2003, options were granted at a price not less than the fair market value of the stock at the date of grant. The options become fully exercisable after a six-month period, are exercisable only during certain "window" periods, and have a term of ten years and one day. As of December 31, 2003 and 2002, no shares were reserved for issuance of additional options under the 1986 Plan. Options for 92,500 shares of common stock were outstanding under the 1986 Plan on December 31, 2003.

In the first quarter of 2003, the Company adopted the 2003 Non-Employee Directors Stock Option Plan ("2003 Plan") to replace the expired 1986 Plan. The 2003 Plan was approved by the Company's stockholders at the 2003 annual meeting. Under the 2003 Plan, options are granted at a price not less than the fair market value of the stock at the date of grant. The options become fully exercisable after a six month period and have a term of ten years. At December 31, 2003 and 2002, there were 172,000 and 200,000 shares, respectively, reserved for issuance of additional options under the 2003 Plan. Options for 28,000 shares of common stock were outstanding under the 2003 Plan at December 31, 2003.

The Company has adopted a restricted stock plan ("1994 Plan") under which shares of common stock may be granted to officers and other key employees of the Company. Restrictions on the sale of such common stock typically lapse over a five-year vesting period. No shares were granted under the 1994 Plan in 2003 or 2002. As of December 31, 2003, a total of 280,178 shares remain reserved for issuance under the 1994 Plan, which will expire in August 2004.

On April 1, 2003, Douglas R. Brown, who became President of the Company on April 1, 2003 and Chief Executive Officer of the Company on July 1, 2003, was awarded an inducement non-qualified stock option ("Inducement Option") for 500,000 shares of common stock. On August 28, 2003, John J. Curtis, who became Vice President, Strategy and Operations of the Company on August 28, 2003, was awarded an inducement non-qualified stock option ("Inducement Option") for 200,000 shares of common stock.

Mr. Brown's Inducement Option represents a grant of 500,000 non-qualified stock options, of which 125,000 vested immediately and the remainder will vest in 125,000 option increments on April 1, 2004, 2005 and 2006, respectively. The option exercise price is $16.16 per share, the last sale price on the New York Stock Exchange on April 1, 2003, Mr. Brown's first day of employment. Upon a voluntary termination of employment by Mr. Brown, any unvested options would be forfeited, and all vested options would remain exercisable over the remainder of the ten year term of the Inducement Option. In the event Mr. Brown's employment were terminated involuntarily (other than for cause), any unvested options will be forfeited (Mr. Brown's employment would be deemed to continue for 18 months beyond his termination date solely for vesting purposes), and all vested options will remain exercisable over the remainder of the ten-year term. In the event that Mr. Brown's employment were to be terminated involuntarily for cause, all options, vested and unvested, would be forfeited upon the termination of his employment.

In the event of Mr. Brown's death or permanent disability while employed by the Company, his employment would be deemed to continue for 18 months for vesting purposes only, and all vested options will remain exercisable over the remainder of the ten-year term.

The Inducement Option is transferable by Mr. Brown only to certain immediate family members or to a trust or other entity for the exclusive benefit of his immediate family members.

The Inducement Option granted to Mr. Curtis contains substantially identical terms as the Inducement Option granted to Mr. Brown, except that (i) the exercise price is $22.00 per share and (ii) the Inducement Option represents a grant of 200,000 non-qualified stock options, of which 50,000 vested immediately and the remainder will vest in 50,000 option increments on August 28, 2004, 2005 and 2006, respectively.

On August 19, 1998, the Company adopted the 1998 Non-Employee Directors' Fee Plan ("Fee Plan"). The Fee Plan permits non-employee directors to elect to receive payment of their annual retainer fee in common stock instead of cash. The valuation of the common stock is based on the last reported sales price of the common stock on the New York Stock Exchange on the trading date next preceding the date of the Board meeting at which payment will be made. Annual retainer fees are paid in two equal installments during the year. A total of 80,213 and 83,423 shares were reserved for issuance under the Fee Plan as of December 31, 2003 and 2002, respectively.

A summary of the status of the Company's stock option plans as of December 31, 2003, 2002 and 2001 and changes during the years then ended is presented below:

                                                      2003                       2002                       2001
                                              ---------------------     ---------------------       --------------------
                                                          WEIGHTED                   Weighted                   Weighted
                                                          AVERAGE                    Average                    Average
                                                          EXERCISE                   Exercise                   Exercise
Options in Thousands                          OPTIONS      PRICE         Options       Price        Options      Price
--------------------                          -------     --------       -------       -----        -------     --------
Outstanding at end of prior year               3,503      $  27.21        2,889      $  28.77        3,226      $  28.38
Granted                                          736         17.90          790         21.54           65         26.94
Exercised                                       (409)        21.98          (73)        22.91         (229)        21.84
Canceled                                        (155)        30.58         (103)        29.87         (173)        30.22
                                               -----      --------        -----      --------        -----      --------
Outstanding at end of current year             3,675      $  25.78        3,503      $  27.21        2,889      $  28.77
Options exercisable at year-end                2,229      $  29.27        2,085      $  30.24        1,873      $  30.88

The weighted average fair value of options granted were $8.03, $9.95 and $11.08 per option during 2003, 2002 and 2001, respectively.

The following table summarizes the information about stock options outstanding at December 31, 2003:

OPTIONS IN THOUSANDS                      OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
--------------------                      -------------------      -------------------
                                         WEIGHTED
                                          AVERAGE     WEIGHTED                  WEIGHTED
                                         REMAINING    AVERAGE                   AVERAGE
   RANGE OF              NUMBER          CONTRACT     EXERCISE     NUMBER       EXERCISE
EXERCISE PRICES       OUTSTANDING          YEARS       PRICE     EXERCISABLE     PRICE
---------------       -----------          -----       -----     -----------     -----
$ 16.16-$ 18.90          530,000            9.3       $  16.31      153,000     $  16.66
$ 21.06-$ 23.74        1,520,000            7.8          21.55      519,000     $  21.74
$ 24.24-$ 26.50          319,000              2          24.51      303,000     $  24.47
$ 27.06-$ 27.88           59,000            3.6          27.56       43,000     $  27.56
$ 28.00-$ 29.88          704,000            4.8          29.46      681,000     $  29.46
$ 30.00-$ 33.81           35,000            6.5          31.86       22,000     $  32.34
$ 42.38-$ 48.18          508,000            2.8          43.39      508,000     $  43.39
---------------        ---------            ---       --------    ---------     --------
$ 16.16-$ 48.18        3,675,000            6.2       $  25.78    2,229,000     $  29.27

Other Plans

The Company has a Section 401(k) stock savings plan under which 1,050,000 shares have been registered with the Securities and Exchange Commission for purchase on behalf of employees. Shares are normally acquired for the plan in the open market. Through December 31, 2003, no shares had been issued under the plan.

The Company has adopted a Renewed Rights Plan designed to protect stockholders against abusive takeover tactics. Each share of common stock now carries one right. Each right entitles the holder to purchase from the Company one share of common stock (or in certain circumstances, to receive cash, property or other securities of the Company) at a purchase price of $175 subject to adjustment. In certain circumstances, rights become exercisable for common stock (or a combination of cash, property or other securities of the Company) worth twice the exercise price of the right. The rights are not exercisable until the occurrence of certain events as defined in the Renewed Rights Plan. The rights may be redeemed by the Company at $.01 per right at any time unless certain events occur. Unless redeemed earlier, the rights, which have no voting power, expire on August 19, 2007.

NOTE 13. EARNINGS PER SHARE CALCULATIONS (EPS)

Dollars and shares in thousands,
Except per share amounts               FOR THE YEAR ENDED 2003           For the Year Ended 2002          For the Year Ended 2001
--------------------------------   ------------------------------     ------------------------------   -----------------------------
                                       NET                                Net                             Net
                                     INCOME                             Income                          Income
                                      FROM                               from                            from
                                   CONTINUING            PER SHARE    Continuing           Per Share   Continuing          Per Share
                                   OPERATIONS   SHARES    AMOUNT      Operations   Shares    Amount    Operations  Shares   Amount
                                   ----------   ------   ---------    ----------   ------  ---------   ----------  ------  ---------
Basic EPS
  Income (loss) from continuing
   operations available to
   common stockholders             $  (33,268)  17,674    $ (1.88)    $    5,504   17,541   $  0.31    $   44,613  17,106   $  2.61
  Effect of dilutive stock
  options                                   -        -          -              -      130         -             -     140     (0.02)
                                   ----------   ------   --------     ----------   ------   -------    ----------  ------   -------
Diluted EPS                        $  (33,268)  17,674    $ (1.88)    $    5,504   17,671   $  0.31    $   44,613  17,246   $  2.59
                                   ==========   ======   ========     ==========   ======   =======    ==========  ======   =======

The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options. The number of options that were antidilutive at December 31, 2003, 2002 and 2001 were 562,000, 1,818,000 and 608,750, respectively. The number of options that were antidilutive at December 31, 2003 include 117,000 shares whose dilutive effect was included as a result of the Company's net loss.

NOTE 14. OPERATING LEASES

The Company leases equipment, primarily for industrial water purification to customers through operating leases. The original cost of this equipment was $128.4 million and $114.7 million at December 31, 2003 and 2002, respectively. The accumulated depreciation for such equipment was $61.4 million and $51.4 million at December 31, 2003 and 2002, respectively. The bottled water coolers were sold on December 31, 2001 as part of the sale of the Company's bottled water business.

At December 31, 2003, future minimum rentals receivable under non-cancelable operating leases in the years 2004 through 2008 and later were approximately $38.1 million, $32.2 million, $28.9 million, $27.1 million, $25.4 million and $111.7 million, respectively.

The Company leases facilities and personal property under various operating leases. Future minimum payments due under lease arrangements are as follows:
$6.6 million in 2004, $3.0 million in 2005, $1.7 million in 2006, $1.2 million in 2007, $0.7 million in 2008 and $0.5 million thereafter. Rent expense under these leases was approximately $5.4 million, $4.2 million and $7.0 million for 2003, 2002 and 2001, respectively.

NOTE 15. PROFIT SHARING AND PENSION PLANS

The Company has a contributory profit-sharing plan (defined contribution plan) which covers employees of the Company who are members of the Fabricated Products Group of the Bridgeville division. The Company contributions to the defined contribution plan are made from the group's pre-tax profits, may vary from 8% to 15% of participants' compensation, and are allocated to participants' accounts in proportion to each participant's respective compensation. Company contributions were $460,000, $446,000 and $375,000 in 2003, 2002 and 2001, respectively.

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

In 1996, the Company's Board of Directors adopted a Supplemental Executive Retirement Plan for officers and key employees of the Company ("SERP"). The purpose of the SERP is to permit officers and other key employees whose base salary exceeds the maximum pay upon which retirement benefits may be accrued in any year to accrue retirement benefits on base salary in excess of that amount, equivalent to the benefits that would have been accrued under the Retirement Plan if base salary levels over that amount could be taken into account in calculating benefits under the Retirement Plan. The Company recognized expense of $0.8 million and $0.1 million in 2003 and 2002, respectively, under the SERP. No expense was recognized in 2001. The liability accrued as of December 31, 2003 and 2002 related to the Plan was $5.5 million and $0.5 million, respectively. The SERP is administered by the Compensation Committee of the Board of Directors.

On December 30, 2003, the Board of Directors authorized the closing of the Retirement Plan and SERP to new participants, effective January 1, 2004. On February 13, 2004, the Company notified the participants in these plans that no further benefits would accrue after March 31, 2004. The effect of the resolutions required the recognition of curtailment losses of $1.3 million and $4.1 million for the Retirement Plan and SERP, respectively, for the year ending December 31, 2003. The curtailment losses were recorded in "Selling, general and administrative expenses" in the Consolidated Statement of Operations.

The Company uses a December 31 measurement date in the determination of net periodic benefit costs, benefit obligations and the value of plan assets. The following table sets forth the funded status and amounts recognized in the Company's Balance Sheets at December 31, 2003 and 2002 for all defined benefit plans:

         Dollars in Thousands                            2003         2002
         --------------------                            ----         ----
Change in Benefit Obligation:
 Benefit obligation as of prior year-end               $ 29,065     $ 24,807
 Service cost                                             1,768        1,446
 Interest cost                                            1,967        1,397
 Assumption changes                                         201        1,868
 Actuarial loss                                           1,788          822
 Benefits paid                                             (767)      (1,275)
 Amendments                                               1,163            -
 Curtailment                                             (3,684)           -
                                                       --------     --------
Projected benefit obligation                           $ 31,501     $ 29,065
                                                       ========     ========
Change in Plan Assets:
 Fair value of plan assets as of prior year-end        $ 15,665     $ 14,297
 Actual return on plan assets                             2,684         (124)
 Company contributions                                    4,711        2,890
 Expenses paid                                              (47)        (123)
 Benefits paid                                             (767)      (1,275)
                                                       --------     --------
Fair value of plan assets                              $ 22,246     $ 15,665
                                                       ========     ========
Funded Status:
 Funded status as of year-end                          $ (9,255)    $(13,400)
 Unrecognized transition asset                                -          (44)
 Unrecognized prior service cost                              -        4,918
 Unrecognized net actuarial loss                          6,284        9,930
 Intangible asset                                             -         (267)
 Accumulated other comprehensive loss                    (6,342)      (5,782)
                                                       --------     --------
Accrued benefit cost                                   $ (9,313)    $ (4,645)
                                                       ========     ========

The Company's investment strategy with respect to Plan assets is to maintain a portfolio of various mutual fund investments. These investments are generally split between debt and equity securities. The strategy is based primarily on an analysis of historical returns. The expected rate of return on Plan assets utilized for determination of the Plan's funded status and amounts recognized in the Company's balance sheet and the expense of the defined benefit plan was 7.0% for the years ended December 31, 2003 and 2002 and 9.0% in 2001. The utilized rates of return were developed through, among other things, analysis of historical market returns for the plans' investment classes and current market conditions.

Net periodic benefit cost consisted of the following:

        Dollars in Thousands                   2003          2002          2001
        --------------------                   ----          ----          ----
Components of Net Periodic Benefit Cost:
  Service cost                               $   1,768     $   1,446     $   1,285
  Interest cost                                  1,967         1,397         1,206
  Expected return on plan assets                (1,193)       (1,372)       (1,309)
  Amortization of transition asset                 (44)          (53)          (53)
  Amortization of prior service cost               545            33            37
  Curtailment loss                               5,454             -             -
  Recognized net actuarial loss                    588           356           141
                                             ---------     ---------     ---------
Net periodic benefit cost                    $   9,085     $   1,807     $   1,307
                                             =========     =========     =========

The accumulated benefit obligation for these plans was $31.4 million at December 31, 2003 and $25.1 million at December 31, 2002. Certain information for these plans with accumulated benefit obligations in excess of plan assets follows:

                                                             DECEMBER 31,
       Dollars in Thousands                                2003            2002
       --------------------                                ----            ----
  Projected benefit obligation                        $   31,501     $    29,065
  Accumulated benefit obligation                          31,417          25,119
  Fair value of plan assets                               22,246          15,665

Weighted-average assumptions used
to determine benefit obligations at
December 31,

                                                             2003            2002
                                                             ----            ----
Discount Rate                                                6.0%            6.5%
Rate of compensation increase                                5.0%            5.0%

Weighted-average assumptions used
to determine net periodic benefit cost
for years ended December 31,

Discount Rate                                                6.5%            6.5%
Rate of compensation increase                                5.0%            5.0%

The Company expects to contribute $3.0 million to its pension plan in 2004. Expected benefit payments, which reflect expected future service cost through March 31, 2004, are expected to be paid as follows:

                                      PENSION
Dollars in Thousands                  BENEFITS
--------------------                  --------
       2004                           $    747
       2005                                860
       2006                                963
       2007                              1,089
       2008                              1,166
  Years 2009-2013                        7,089

The Ionics Section 401(k) Stock Savings Plan is available to substantially all U.S. employees of the Company. Employees may contribute from 1% to 12% of compensation subject to certain limits. The Company matches 50% of employee contributions allocated to the Company's common stock up to 6% of their salary. The Company recognized expense of $0.6 million, $0.7 million and $0.7 million in 2003, 2002 and 2001, respectively, under this plan.

The Company generally does not provide post-retirement health care benefits to its employees or any other post-retirement benefits other than those described. However, in connection with the retirement of Arthur L. Goldstein, Chief Executive Officer until July 1, 2003, Mr. Goldstein and his wife were granted lifetime medical and dental benefits (at the same level he had as a Company employee) following his retirement at December 31, 2003. In addition, the Board of Directors in February 2002 authorized the establishment of a Medicare Supplemental Plan for corporate officers who retire from service with the Company at age 65 or older after at least 20 years of employment.

NOTE 16. FINANCIAL INSTRUMENTS

Foreign Exchange Contracts

During 2003 and 2002, the Company entered into a series of U.S. dollar/euro forward contracts with the intent of offsetting the foreign exchange risk associated with forecasted cash flows related to an ongoing project. The fair market value of the contracts are recorded in either the current assets or current liabilities section of the Consolidated Balance Sheets. End of period changes in the market value of the contracts are recorded as a component of other comprehensive income (loss) in the "Stockholders' Equity" section of the Consolidated Balance Sheets.

At December 31, 2003, the Company also held a foreign exchange contract to hedge the balance sheet exposure related to an intercompany loan. The fair market value of the contract, which was immaterial, is included in the "Other current assets" section of the Consolidated Balance Sheets. The end of period change in the fair market value of the contract which was immaterial, was recorded in income in "Selling, general and administrative" expenses.

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

Investments in Marketable Securities

Realized gains and losses from the sale of debt and equity securities during fiscal 2003 and 2002 were not significant.

Long-term investments, maturing in 2004 and 2005, which the Company intends to hold to maturity have been recorded at a net cost of $1.9 million and $1.5 million at December 31, 2003 and 2002, respectively. At December 31, 2002, the Company also had short-term investments of $1.0 million which the Company held to maturity. The Company had no short-term investments at December 31, 2003. The cost of these investments approximates fair value.

NOTE 17. ACQUISITIONS AND DIVESTITURES

Acquisitions

In the third quarter of 2003, the Company completed the acquisition of substantially all of the assets of CoolerSmart LLC ("CoolerSmart"), a limited liability company in the business of leasing point-of-use "bottleless" water coolers to commercial customers, primarily in the mid-Atlantic region of the United States for approximately $7 million in cash. This acquisition allows the Company to enter the domestic point-of-use "bottleless" water cooler market. This acquisition has been accounted for under the purchase method of accounting and the provisions of SFAS 141 and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. The assets acquired consist primarily of coolers, customer contracts, motor vehicles, accounts receivable, and other tangible and intangible assets. The Company also assumed certain liabilities of CoolerSmart incurred in the ordinary course of business. The purchase price has been allocated to current assets of $0.5 million, tangible long-lived assets of $2.5 million and identifiable intangible assets of $5.0 million, based on estimated fair market values of those assets and assumed liabilities of $0.9 million. The weighted average amortization period for the acquired intangibles is approximately eight years. The results of operations of CoolerSmart have been included in the Company's statement of operations in the Consumer Water Group segment from the date of acquisition. Pro forma results of operations have not been presented, as the effect of this acquisition on the financial statements was not material to the Company's results of operations.

Divestitures

In May 2002, the Company completed its planned divestiture of its 55% equity interest in a Malaysian affiliate, which had previously been treated as "held for sale" and included in "Other small current assets" at December 31, 2001. Included in the Company's first half results were revenues of $4.2 million and a $0.4 million pre-tax loss resulting from Malaysian operations. For the second quarter of 2002, revenues totaled $1.6 million and pre-tax profit amounted to $0.2 million, including a gain of approximately $0.7 million on the same of the Company's equity interest in the Malaysian subsidiary, which is included in "Selling, general and administrative" expenses.

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

NOTE 18. SEGMENT INFORMATION

In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Since 1998, the Company has been reporting four "business group" segments corresponding to a "business group" structure put into place in the latter part of 1998. These segments are summarized as follows:

Equipment Business Group - The EBG engages in the following activities:

         - Manufacture and sale of water purification and treatment equipment and processes from components to turnkey plants, including:

         - Membrane-based equipment for seawater or brackish water desalination;

         -        Membrane-based equipment for surface water treatment;

         - Equipment for wastewater treatment, including membrane-based equipment; brine concentrators, crystallizers and evaporators (zero liquid discharge (ZLD) equipment); and traditional wastewater treatment equipment.

         - Supply of water for drinking and industrial use through ownership and/or operation of desalination or other water treatment facilities.

         - Fabrication of specialty metal components for industrial and defense-related applications.

         - Provision of food processing services through oversight for customers of whey-processing activities using the Company's membrane-based systems.

Ultrapure Water Group - The UWG engages in the following activities:

         - Manufacture and sale of equipment, from components to turnkey systems, utilizing various membrane-based and other technologies for the production of ultrapure (very highly purified) water to customers in various industries including microelectronics, pharmaceuticals and power generation.

         - Production and sale of ultrapure and high quality process water through ownership and/or operation of ultrapure water facilities.

         - Production of sodium hypochlorite and related chlor-alkali chemicals for industrial, municipal, commercial and other non-consumer applications (prior to 2002, this activity was part of EBG).

         - Leasing of trailer-based ultrapure water equipment (prior to 2002, this activity was part of the EBG).

         -        Regeneration of ion-exchange resin for industrial customers.

Consumer Water Group - Until December 31, 2001, the largest business group within the CWG was the Company's Aqua Cool Pure Bottled Water division, which engaged in the U.S., U.K. and France in the production of purified drinking water and water deliveries in five-gallon bottles to homes and offices. This business was sold on December 31, 2001 to subsidiaries of Perrier-Vittel, S.A. The Company retains equity ownership interests in certain joint ventures in the bottled water business in Saudi Arabia, Kuwait and Bahrain. The CWG continues to engage in the following activities:

         - Manufacture and sale of "point-of-entry" home water treatment equipment, including ion-exchange water conditioners to "soften" hard water and bacteriostatic treatment equipment, and related chemicals and media for filtration and treatment.

         - Manufacture and sale of "point-of-use" over- and under-the-sink water purifiers.

         - Sale and lease of "point-of-use" bottleless drinking water coolers.

         - Provision of consumer finance services in connection with the sale of home water treatment equipment.

Instrument Business Group - The IBG engages in the following activities:

         - Manufacture and sale of laboratory and on-line instruments for the measurement of impurities in water ranging in quality from ultrapure process water to wastewater, including:

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

Included in the United States segment are export sales of approximately 12%, 11% and 19% for 2003, 2002 and 2001, respectively. Including these U.S. export sales, the percentages of total revenues attributable to activities outside the U.S. were 48%, 40% and 44% in 2003, 2002 and 2001, respectively.

Information about the Company's operations by geographic area follows:

                                             UNITED
     DOLLARS IN THOUSANDS                    STATES     INTERNATIONAL      TOTAL
     --------------------                    ------     -------------      -----
2003
Revenue - unaffiliated customers           $  209,575     $   88,091     $  297,666
Revenue - affiliated companies                  6,663         43,078         49,741
                                           ----------     ----------     ----------
   Total revenue                              216,238        131,169        347,407
Long-lived assets                             172,946         53,890        226,836
                                           ----------     ----------     ----------

2002
Revenue - unaffiliated customers           $  191,435     $  115,281     $  306,716
Revenue - affiliated companies                  6,263          5,905         12,168
                                           ----------     ----------     ----------
   Total Revenue                              197,698        121,186        318,884
Long-lived assets                             141,988         83,783        225,771
                                           ----------     ----------     ----------

2001
Revenue - unaffiliated customers           $  281,117     $  145,713     $  426,830
Revenue - affiliated companies                 20,826            393         21,219
                                           ----------     ----------     ----------
   Total Revenue                              301,943        146,106        448,049
Long-lived assets                             132,445         85,514        217,959
                                           ----------     ----------     ----------

The Company's Italian subsidiary accounted for approximately 17% of the Company's total revenues in 2003. No single country outside the United States contributed more than 10% in 2002 or 2001 of the Company's total revenues.

Additional information about the Company's business segments is set forth in the following table:

                                                     Equipment    Ultrapure     Consumer    Instrument
                                                      Business      Water        Water       Business
           Dollars in Thousands                         Group       Group        Group         Group     Corporate      Total
           --------------------                      ----------   ----------   ----------   ----------   ----------   ----------
2003
Revenue - unaffiliated customers                     $  144,043   $  102,600   $   21,216   $   29,807   $        -   $  297,666
Revenue - affiliated companies                           49,408            -          150          183            -       49,741
Inter-segment transfers                                   6,867        1,309           73        2,539       (10,988)          -
Gross profit - unaffiliated                              30,264       22,441       11,338       17,490            -       81,533
Gross profit - affiliated                                 5,935            -           75           92            -        6,102
Restructuring and impairment of long-lived assets         3,049        1,280        2,724            -            -        7,053
Impairments of goodwill                                   8,981        3,750            -            -            -       12,731
Equity (loss) income                                     (3,704)           -          807            -       (4,267)      (7,164)
(Loss) earnings before interest, tax, minority
interest, and gain on sale                              (18,206)      (8,351)      (3,788)       3,955      (20,126)     (46,516)
Interest income                                               -            -            -            -            -        3,091
Interest expense                                              -            -            -            -            -         (908)
Loss before income taxes, minority interest
  and gain on sale                                            -            -            -            -            -      (44,333)
Identifiable assets                                     353,906      127,824       99,412       35,568      (39,095)     577,615
Investments in affiliated companies                      11,573            -        2,789            -            -       14,362
Goodwill                                                  2,992        3,841          862            -            -        7,695
Other intangible assets                                     557          803        4,765          298            -        6,423
Depreciation and amortization                             9,882       13,799          778        1,008          328       25,795
Capital expenditures                                      7,463       12,907          153          572        2,334       23,429
                                                     ==========   ==========   ==========   ==========   ==========   ==========
2002
Revenue - unaffiliated customers                     $  154,378   $  102,407   $   22,190   $   27,741   $        -   $  306,716
Revenue - affiliated companies                           11,695            -           74          399            -       12,168
Inter-segment transfers                                   2,521        2,743            -        1,568       (6,832)           -
Gross profit - unaffiliated                              40,127       23,984       12,301       16,022            -       92,434
Gross profit - affiliated                                   967            -           37          199            -        1,203
Equity income (loss)                                      2,638            7          953            -         (155)       3,443
Earnings (loss) before interest, tax, minority
interest, and gain on sale                                4,731       (2,171)      (3,096)       3,920       (1,844)       1,540
Interest income                                               -            -            -            -            -        3,411
Interest expense                                              -            -            -            -            -       (1,172)
Income before income taxes, minority interest
  and gain on sale                                            -            -            -            -            -        3,779
Identifiable assets                                     297,948      139,383      106,328       30,729       11,007      585,395
Investments in affiliated companies                      15,865            -        2,333            -            -       18,198
Goodwill                                                 11,623        7,633          862            -            -       20,118
Other intangible assets                                   1,009          740            -          279            -        2,028
Depreciation and amortization                             8,843       12,132          333          971          295       22,574
Capital expenditures                                     13,382       17,250          578        1,037          492       32,739
                                                     ==========   ==========   ==========   ==========   ==========   ==========
2001
Revenue - unaffiliated customers                     $  161,565   $  133,605   $  105,065   $   26,595   $        -   $  426,830
Revenue - affiliated companies                           20,571            -          203          445            -       21,219
Inter-segment transfers                                   2,521        2,743            -        1,568       (6,832)           -
Gross profit - unaffiliated                              34,808       26,457       48,094       13,839            -      123,198
Gross profit - affiliated                                   217            -          102          223            -          542
Impairment of long-lived assets                               -        1,300            -            -            -        1,300
Impairments of goodwill                                       -        9,222            -        1,794            -       11,016
Equity income (loss)                                      1,441           68          (57)           -          (56)       1,396
Earnings (loss) before interest, tax, minority
interest, and gain on sale                                4,161       (5,490)      (1,707)         942      (10,525)     (12,619)
Interest income                                               -            -            -            -            -        1,013
Interest expense                                              -            -            -            -            -       (5,166)
Loss before income taxes, minority interest
  and gain on sale                                            -            -            -            -            -      (16,772)
Identifiable assets                                     292,409      126,943       49,453       25,641      118,433      612,879
Investments in affiliated companies                      17,619            -        2,815            -            -       20,434
Goodwill                                                 11,360        7,054          541            -            -       18,955
Other intangible assets                                     823           23            -          305            -        1,151
Depreciation and amortization                             8,510       12,567       12,562          997          285       34,921
Capital expenditures                                      9,612       16,135       11,642        1,015          751       39,155
                                                     ==========   ==========   ==========   ==========   ==========   ==========

Segment Realignment

During the first quarter of 2004, the Company will realign its business structure and begin reporting new business segments. This segment realignment will combine most of its existing Equipment Business Group and Ultrapure Water Group into a new reporting group called Water Systems. The Instrument Business Group will continue with its existing activities and will also combine global instrument sales by all business units. The Consumer Water Group will continue to remain a reporting group as previously constituted. A Corporate Group will also be utilized to capture all corporate overhead not specifically assignable to the other business groups.

Water Systems will be comprised of two operating segments, Equipment Sales and Operations. Most of the existing Equipment Business Group and Ultrapure Water Group will be combined within Water Systems, as will the Ecolochem Group. (See
Note 20).

The Consumer Water Group operations will remain unchanged, except to the extent that operations have been discontinued or shutdowns within the Group have occurred.

The Instrument Business Group operations will remain unchanged except that the Group will be credited with instrument sales activity previously reported by the Equipment Business Group and Ultrapure Water Group.

The Corporate Group will be utilized as a new reporting group and is expected to comprise all corporate overhead not specifically attributable to an identified reporting group.

NOTE. 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          (Loss)        (Loss)
                                                                         Earnings      Earnings
                                                                          from           from
                                                            (Loss)      Continuing    Continuing
                                                            Income      Operations    Operations
Dollars in Thousands                                         from          Per           Per
     Except Per                                Gross      Continuing      Basic        Diluted
   Share Amounts               Revenues        Profit     Operations      Share         Share
--------------------           --------      --------      --------     ----------    ----------
2003
First Quarter                  $ 82,590      $ 24,771      $    953      $   0.05      $   0.05
Second Quarter                   85,920        23,197        (1,909)        (0.11)        (0.11)
Third Quarter                    89,861        17,106       (17,551)        (0.99)        (0.99)
Fourth Quarter                   89,036        22,561       (14,761)        (0.83)        (0.83)
                               --------      --------      --------      --------      --------
                               $347,407      $ 87,635      $(33,268)     $  (1.88)     $  (1.88)
                               ========      ========      ========      ========      ========

                                                                         Earnings      Earnings
                                                                          from           from
                                                                        Continuing    Continuing
                                                            Income      Operations    Operations
Dollars in Thousands                                         from          Per           Per
     Except Per                                Gross      Continuing      Basic        Diluted
   Share Amounts               Revenues       Profit      Operations      Share         Share
--------------------           --------      --------      --------     ----------    ----------
2002
First Quarter                  $ 75,900      $ 22,423      $  1,813      $   0.10      $   0.10
Second Quarter                   76,173        24,119         1,528          0.09          0.09
Third Quarter                    82,742        22,303           300          0.02          0.02
Fourth Quarter                   84,069        24,792         1,863          0.10          0.10
                               --------      --------      --------      --------      --------
                               $318,884      $ 93,637      $  5,504      $   0.31      $   0.31
                               ========      ========      ========      ========      ========

NOTE 20. SUBSEQUENT EVENT

On February 13, 2004, the Company acquired all of the outstanding shares of capital stock and ownership interest of Ecolochem, Inc. and its affiliated companies ("Ecolochem Group"). The Ecolochem Group, privately held companies headquartered in Norfolk, Virginia, constitutes a leading provider of emergency, short and long-term mobile water treatment services to the power, petrochemical and other industries.

The aggregate purchase price was $361.9 million, consisting of $222.0 million in cash, which includes $12.8 million to be paid (in the event the Company makes a Section 338(h)(10) election with respect to the acquired assets of the Ecolochem Group), and 4.65 million shares of common stock valued at $139.9 million. The cash portion of the purchase price consideration was financed with the Company's available cash resources and proceeds from new $255 million senior collateralized credit facilities.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the valuation of certain tangible and intangible assets and, accordingly, the allocation of the purchase price is subject to adjustment.

Current assets                                        $   42.7
Property, plant and equipment                            100.9
Intangible assets                                         73.0
Goodwill                                                 182.9
Other assets                                               6.0
                                                      --------
        Total assets acquired                         $  405.5
                                                      --------

Current liabilities                                   $   12.1
Other liabilities                                         18.5
                                                      --------
        Total liabilities assumed                         30.6
                                                      --------

Total purchase price including acquisition costs      $  374.9
                                                      ========


Of the $73.0 million of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimates of useful lives:

Contractual relationships     $  56.7    12-year estimated economic consumption life
Technology and know-how          11.5    10-year estimated useful life
Non-compete agreements            0.7    3-year estimated useful life
Trade names and trademarks        2.4    9-year estimated useful life
Discharge permits                 1.7    Indefinite life
                              -------
                              $  73.0
                              =======

                              IONICS, INCORPORATED

                  SCHEDULE - VALUATION AND QUALIFYING ACCOUNTS

                                            Additions       Additions
                          Balance at        charged to        due to
                            end of          costs and        acquired                         Balance at
                          prior year         expenses       businesses    Deductions(a)      end of year
                          -----------      -----------      ----------    -------------      -----------
Allowance for doubtful
accounts receivable and
notes receivable:

Years ended:

December 31, 2003         $ 6,785,000      $ 5,302,000      $  185,000    $   2,013,000      $10,259,000
                          ===========      ===========      ==========    =============      ===========

December 31, 2002         $ 4,769,000      $ 4,641,000      $        -    $   2,625,000      $ 6,785,000
                          ===========      ===========      ==========    =============      ===========

December 31, 2001         $ 5,250,000      $ 4,632,000      $        -    $   5,113,000      $ 4,769,000
                          ===========      ===========      ==========    =============      ===========

(a)  Deductions result primarily from the write-off of accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with the Company's accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's "disclosure controls and procedures" as of December 31, 2003. The Securities and Exchange Commission ("SEC") defines "disclosure controls and procedures" as a company's controls and procedures that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company's disclosure controls and procedures as of December 31, 2003 were effective to provide reasonable assurances that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in the Company's internal control over financial reporting during the fourth quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has undertaken a review of its internal control over financial reporting to ensure that it will meet the requirements of
Section 404 of the Sarbanes-Oxley Act of 2002. In connection with this review, the Company has made and will continue to make changes that enhance the effectiveness of its internal controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information referenced by this item with respect to directors is hereby incorporated by reference from the Company's definitive Proxy Statement for the 2004 Annual Meeting under the caption "Explanation of Agenda for the Meeting - Proposal 1. Election of Directors." Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Company's definitive Proxy Statement for the 2004 Annual Meeting under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." The balance of the response to this item is contained in the discussion entitled "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K.

The Company has adopted a Code of Ethics that applies to all its employees, including its Chief Executive Officer, Chief Financial Officer and Corporate Controller. The Board of Directors ratified and adopted the Code of Ethics of March 11, 2004. The Code of Ethics is attached hereto as Exhibit 14.0 and is available on our website at www.ionics.com under the "About Ionics -Governance" section. The Company will promptly disclose any substantive amendments to its Code of Ethics as well as all waivers granted to directors or executive officers. Such disclosures will be made on our website at www.ionics.com under the "About Ionics -Governance" section as prescribed by the Securities and Exchange Commission.

The remainder of the responses to this item are contained in the discussion entitled "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information referenced by this item is incorporated by reference from the Company's definitive Proxy Statement for the 2004 Annual Meeting under the caption "Executive Compensation and Other Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information referenced by this item is incorporated by reference from the Company's definitive Proxy Statement for the 2004 Annual Meeting under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information referenced by this item is incorporated by reference from the Company's definitive Proxy Statement for the 2004 Annual Meeting under Footnote 3 to the "Summary Compensation Table," and under the captions "Certain Relationships and Related Transactions," "Executive Compensation and Other Information" and "Compensation Committee Interlocks and Insider Participation."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information referenced by this item is incorporated by reference from the Company's definitive Proxy Statement for the 2004 Annual Meeting under the caption "Independent Auditors' Fees and Services."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

         See Index to Financial Statements and Financial Statement Schedule included in Item 8.

    2.   Financial Statement Schedule

         See Index to Financial Statements and Financial Statement Schedule included in Item 8. All other Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

    3.   Exhibits

EXHIBIT NO.                                          DESCRIPTION
-----------                                          -----------
3.0                Articles of Organization and By-Laws

                   3.1         Restated Articles of Organization filed April 16, 1986 (filed as
                               Exhibit 3.1 to the Company's Annual Report on Form 10-K for the
                               year ended December 31, 1997).                                           *

                   3.1(a)      Amendment to Restated Articles of Organization filed June 19, 1987
                               (filed as Exhibit 3.1(a) to the Company's Annual Report on Form
                               10-K for the year ended December 31, 1997).                              *

                   3.1(b)      Amendment to Restated Articles of Organization filed May 13, 1988
                               (filed as Exhibit 3.1(b) to Registration Statement No. 33-38290 on
                               Form S-2 effective January 24, 1991).                                    *

                   3.1(c)      Amendment to Restated Articles of Organization filed May 8, 1992
                               (filed as Exhibit 3.1 to the Company's Quarterly Report on Form
                               10-Q for the quarterly period ending June 30, 1996).                     *

                   3.1(d)      Amendment to Restated Articles of Organization filed May 8, 1998
                               (filed as Exhibit 3.1(a) to the Company's Quarterly Report on Form
                               10-Q for the quarterly period ending March 31, 1998).                    *

                   3.1(e)      Amendment to Restated Articles of Organization filed February 13,
                               2004.                                                                    +

                    3.2         By-Laws, as amended through February 13, 2004.                           +

 4.0                Instruments defining the rights of security holders, including indentures

                    4.1         Renewed Rights Agreement dated as of August 19, 1997 between the
                                Company and Equiserve Trust Company as successor Rights Agent
                                (filed as Exhibit 1 to the Company's Current Report on Form 8-K
                                dated August 27, 1997).                                                  *

                    4.2         Amendment No. 1 dated as of November 17, 2003 to the Renewed
                                Rights Agreement dated August 19, 1997 between the Company and
                                Equiserve Trust Company as Rights Agent (filed as Exhibit 4.1 to
                                the Company's Current Report on Form 8-K filed November 26, 2003).       *

                    4.3         Form of Common Stock Certificate (filed as Exhibit 4.2 to the
                                Company's Annual Report on Form 10-K for the year ended December
                                31, 1997).                                                               *

10.0                Material Contracts

                    10.1        1979 Stock Option Plan, as amended through March 27, 2003 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for
                                the quarterly period ended March 31, 2003).                              *

                    10.2        1986 Stock Option Plan for Non-Employee Directors, as amended through February 26, 2002 (filed as Exhibit 10.2 to the Company's
                                Annual Report on Form 10-K for the year ended December 31, 2001).        *

                    10.3        Amended and Restated 1997 Stock Incentive Plan, as amended through
                                March 11, 2004.                                                          +

                    10.4        Ionics, Incorporated Supplemental Executive Retirement Plan
                                effective as of January 1, 1996 (filed as Exhibit 10.10 to the
                                Company's Annual Report on Form 10-K dated December 31, 1997).           *

                    10.5        First Amendment to Ionics, Incorporated Supplemental Executive
                                Retirement Plan, effective April 1, 2003 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly
                                period ended March 31, 2003).                                            *

                    10.6        1994 Restricted Stock Plan (filed as Exhibit 10.12 to the
                                Company's Annual Report on Form 10-K dated March 30, 1995).              *

                    10.7        1998 Non-Employee Directors Fee Plan (filed as Exhibit 10.1 to the
                                Company's Quarterly Report on Form 10-Q for the quarterly period
                                ending September 30, 1998).                                              *

                    10.8        Ionics, Incorporated 2003 Non-Employee Directors Stock Option Plan
                                (filed as Exhibit 10.5 to the Company's Quarterly Report on Form
                                10-Q for the quarterly period ended March 31, 2003).                     *

                      10.9        Form of Stock Option Agreement issued pursuant to the Ionics,
                                  Incorporated 2003 Non-Employee Directors Stock Option Plan (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for
                                  the quarterly period ended March 31, 2003).                              *

                      10.10       Form of Employee Retention Agreement dated February 24, 1998 between the Company and certain officers of the Company and its subsidiaries (filed as Exhibit 10.9 to the Company's Annual Report
                                  on Form 10-K dated December 31, 1997).                                   *

                      10.11       Master Agreement dated as of November 30, 2001 by and between the
                                  Company and The Perrier Group of America, Inc. (filed as Exhibit
                                  2.1 to the Company's Current Report on Form 8-K dated January 15,
                                  2002).                                                                   *

                      10.12       Second Amendment and Waiver to Third Amended and Restated
                                  Revolving Credit Agreement dated as of March 28, 2002 between the
                                  Company and Fleet National Bank (filed as Exhibit 10.3 to the
                                  Company's Annual Report on Form 10-K for the year ended December
                                  31, 2001).                                                               *

                      10.13       Third Amendment and Waiver to Third Amended and Restated Revolving
                                  Credit Agreement between the Company and Fleet National Bank dated as of April 14, 2003 (filed as Exhibit 10.4 to the Company's
                                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                                  2003).                                                                   *

                      10.14       Shareholders' Agreement dated as of May 12, 2000, by and among the
                                  Company, Hafeez Karamath Engineering Services Limited, and
                                  Desalination Company of Trinidad and Tobago Ltd., as amended on
                                  June 16, 2000 (filed as Exhibit 10.2 to the Company's Quarterly
                                  Report on Form 10-Q for the quarterly period ended June 30, 2000).       *

                      10.15       Loan Agreement dated as of October 25, 2000 between the Company and Hafeez Karamath Engineering Services Limited (filed as Exhibit
                                  10.13 to the Company's Annual Report on Form 10-K for the year
                                  ended December 31, 2000).                                                *

                      10.16       Loan Agreement dated as of July 31, 2003 between Desalination
                                  Company of Trinidad and Tobago Ltd., and Ionics Ventures Ltd.
                                  (filed as Exhibit 10.3 to the Company's Quarterly Report on Form
                                  10-Q for the quarterly period ended September 30, 2003).                 *

                      10.17       Shareholders' Agreement dated April 3, 2001 between the Company and Mohammed Abdulmohsin Al-Kharafi & Sons (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly
                                  period ended March 31, 2001).                                            *

                      10.18       Employment Agreement dated as of April 1, 2003 between the Company and Douglas R. Brown (filed as Exhibit 10.1 to the Company's
                                  Quarterly Report on Form 10-Q for the quarterly period ended June
                                  30, 2003).                                                               *

                      10.19       Inducement Non-Qualified Stock Option Agreement dated as of April
                                  1, 2003 between the Company and Douglas R. Brown (filed as Exhibit
                                  4.3 to Registration Statement No. 333-107473 on Form S-8 effective
                                  July 30, 2003).                                                          *

                      10.20       Employment Agreement dated as of August 28, 2003 between the
                                  Company and John F. Curtis (filed as Exhibit 10.1 to the Company's
                                  Quarterly Report on Form 10-Q for the quarterly period ended
                                  September 30, 2003).                                                     *

                      10.21       Inducement Non-Qualified Stock Option Agreement dated as of August
                                  28, 2003 between the Company and John F. Curtis (filed as Exhibit
                                  4.3 to Registration Statement No. 333-10894 on Form S-8 effective
                                  September 18, 2003).                                                     *

                      10.22       Purchase Agreement for the acquisition of Ecolochem, Inc., and its related companies between the Company and the individuals and entities listed on Exhibit A thereto dated as of November 18, 2003
                                  (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K
                                  filed on February 27, 2004).                                             *

                      10.23       Amendment No. 1 dated as of February 13, 2004 to the Purchase
                                  Agreement between the Company and the individuals and entities listed on Exhibit A thereto dated as of November 18, 2003 (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed
                                  on February 27, 2004).                                                   *

                      10.24       Stockholders Agreement dated as of February 13, 2004 among the
                                  Company and the individuals and entities listed on Exhibit A thereto (filed as Exhibit 2.2 to the Company's Current Report on
                                  Form 8-K filed on February 27, 2004).                                    *

                      10.25       Escrow Agreement among the Company, the entities and persons listed on Annex A thereto, Lyman B. Dickerson and Douglas G.
                                  Dickerson (as Sellers' Representatives) and Citibank, N.A. (as
                                  escrow agent) dated as of February 13, 2004 (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on February 27,
                                  2004).                                                                   *

                      10.26       Section 338 Escrow Agreement among the Company, the entities and persons listed on Annex A thereto, Lyman B. Dickerson and Douglas
                                  G. Dickerson (as Sellers' Representatives) and Citibank, N.A. (as
                                  escrow agent) dated as of February 13, 2004 (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed on February 27,
                                  2004).                                                                   *

                      10.27       Employment Agreement between the Company and Lyman B. Dickerson dated as of February 13, 2004 (filed as Exhibit 2.6 to the
                                  Company's Current Report on Form 8-K filed on February 27, 2004).        *

                    10.28       Credit Agreement dated as of February 13, 2004 by and among the
                                Company as borrower; certain of its domestic subsidiaries as guarantors, UBS Securities LLC as Lead Arranger, Sole Bookmanager
                                and Documentation Agent; Fleet Securities, Inc. and Bank of
                                America, N.A. as Syndication Agents; Wachovia Bank, N.A. and
                                General Electric Capital Corporation as Co-Documentation Agents;
                                UBS A.G., Stamford Branch as Administrative Agent and Collateral
                                Agent; UBS Loan Finance LLC as Swingline Lender; HSBC Bank USA as
                                Issuing Bank; and the lender parties thereto.                            +

                    10.29       Security Agreement between the Company as Borrower; certain of its domestic subsidiaries as Guarantors; and UBS A.G., Stamford Branch
                                as Collateral Agent.                                                     +

14.0                Code of Ethics                                                                       +

21.0                List of Subsidiaries.                                                                +

23.0                Consent of PricewaterhouseCoopers LLP.                                               +

24.0                Power of Attorney.                                                                   +

31.0(i)             Certification of Principal Executive Officer required by Rule 13a-14(a) or
                    Rule 15d-14(a) of the Exchange Act.                                                  +

31.0(ii)            Certification of Principal Financial Officer required by Rule 13a-14(a) or
                    Rule 15d-14(a) of the Exchange Act.                                                  +

32.0(i)             Certification of Principal Executive Officer pursuant to 18 U.S.C. Section
                    1350.                                                                                +

32.0(ii)            Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section
                    1350.                                                                                +

-------------------------------
*Incorporated herein by reference.

+Filed herewith.

(b)      Reports on Form 8-K

         The Company filed five (5) reports with the Securities and Exchange Commission (Commission) during the three-month period ended December 31, 2003, as follows:

         (i) Filed October 7, 2003, reported under Item 7 and Item 9 the issuance of a press release by the Company reporting information about its business strategy, a restructuring program previously announced on September 3, 2003, and its 2004 financial forecast. The press release was filed as an exhibit.

         (ii) Filed November 4, 2003, furnishing (not filing) under Item 7 and Item 12 the issuance of a press release by the Company reporting its financial results for the third quarter ended September 30, 2003 and the first nine months of 2003. The press release was attached as an exhibit.

         (iii) Filed November 19, 2003, reporting under Item 5 the issuance of a press release by the Company announcing the signing of a definitive agreement to acquire Ecolochem, Inc. and its affiliated companies. The press release was filed as an exhibit.

         (iv) Filed November 26, 2003 reporting under Item 5 and Item 7 a description of the Purchase Agreement entered into by the Company with the shareholders and members of Ecolochem, Inc. and its affiliated companies

                  ("Ecolochem Group") to acquire the Ecolochem Group, and an amendment to the Company's Renewed Rights Agreement dated as of August 19, 1997. The Purchase Agreement and Amendment No. 1 to the Company's Renewed Rights Agreement were filed as exhibits.

         (v) Filed December 24, 2003, reporting under Item 5 that the Company, in connection with the anticipated filing of a proxy statement in connection with the acquisition of the Ecolochem Group, was updating certain information that the Company had previously reported in its Annual Report on Form 10-K for the year ended December 31, 2002, to reflect the impact of the classification of the consumer chemical business operations as discontinued operations pursuant to SFAS 144. The Company filed selected consolidated financial data for the five years ended December 31, 2002, audited consolidated financial statements of the Company and its consolidated subsidiaries as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, and certain disclosures regarding the Company's results of operations and financial condition as of and for the periods reflected in such audited financial statements as Exhibits 99.1, 99.3 and 99.2, respectively.

         Copies of Exhibits described in Item 15 filed with the Securities and Exchange Commission (SEC) are available from the website maintained by the SEC at www.sec.gov. Copies are also available from the Company upon payment of a copying charge plus postage. Requests should be directed to Investor Relations, Ionics, Incorporated, 65 Grove Street, Watertown, MA 02472.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              IONICS, INCORPORATED
                                              (Registrant)

                                              By: /s/Douglas R. Brown
                                                  ------------------------------
                                                  Douglas R. Brown
                                                  President and Chief Executive
                                                  Officer

                                              Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2004                          By: /s/Douglas R. Brown
                                                  -------------------
                                                  Douglas R. Brown
                                                  President and Chief Executive
                                                  Officer
                                                  (principal executive officer)

Date: March 15, 2004                          By: /s/Daniel M. Kuzmak
                                                  -------------------
                                                  Daniel M. Kuzmak
                                                  Vice President and Chief
                                                  Financial Officer
                                                  (principal financial officer)

Date: March 15, 2004                          By: /s/Anthony Di Paola
                                                  -------------------
                                                  Anthony Di Paola
                                                  Vice President and Corporate
                                                  Controller
                                                  (principal accounting officer)

     Date: March 15, 2004                     By: /s/Douglas R. Brown
                                                  --------------------------
                                                  Douglas R. Brown, Director

     Date: March 15, 2004                     By: /s/Stephen L. Brown
                                                  --------------------------
                                                  Stephen L. Brown, Director

     Date: March 15, 2004                     By: /s/Lyman B. Dickerson
                                                  --------------------------
                                                  Lyman B. Dickerson, Director

     Date: March 15, 2004                     By: /s/Kathleen F. Feldstein
                                                  --------------------------
                                                  Kathleen F. Feldstein,
                                                   Director

     Date: March 15, 2004                     By: /s/Arthur L. Goldstein
                                                  --------------------------
                                                  Arthur L. Goldstein,
                                                  Director, and Chairman of the
                                                  Board

     Date: March 15, 2004                     By: /s/William K. Reilly
                                                  --------------------------
                                                  William K. Reilly, Director

     Date: March 15, 2004                     By: /s/John J. Shields
                                                  --------------------------
                                                  John J. Shields, Director

     Date: March 15, 2004                     By: /s/Frederick T. Stant, III
                                                  --------------------------
                                                  Frederick T. Stant, III,
                                                  Director

     Date:                                    By:
                                                  _____________________________
                                                  Robert H. Temkin

     Date: March 15, 2004                     By: /s/Daniel I. C. Wang
                                                  --------------------------
                                                  Daniel I. C. Wang, Director

     Date: March 15, 2004                     By: /s/Mark S. Wrighton
                                                  --------------------------
                                                  Mark S. Wrighton, Director

     Date: March 15, 2004                     By: /s/Allen S. Wyett
                                                  --------------------------
                                                  Allen S. Wyett, Director

                                  EXHIBIT INDEX

EXHIBIT NO.                                                    DESCRIPTION
-----------                                                    -----------
 3.0                      Articles of Organization and By-Laws

                          3.1         Restated Articles of Organization filed April 16, 1986 (filed as
                                      Exhibit 3.1 to the Company's Annual Report on Form 10-K for the
                                      year ended December 31, 1997).                                         *

                          3.1(a)      Amendment to Restated Articles of Organization filed June 19, 1987
                                      (filed as Exhibit 3.1(a) to the Company's Annual Report on Form
                                      10-K for the year ended December 31, 1997).                            *

                          3.1(b)      Amendment to Restated Articles of Organization filed May 13, 1988
                                      (filed as Exhibit 3.1(b) to Registration Statement No. 33-38290 on
                                      Form S-2 effective January 24, 1991).                                  *

                          3.1(c)      Amendment to Restated Articles of Organization filed May 8, 1992
                                      (filed as Exhibit 3.1 to the Company's Quarterly Report on Form
                                      10-Q for the quarterly period ending June 30, 1996).                   *

                          3.1(d)      Amendment to Restated Articles of Organization filed May 8, 1998
                                      (filed as Exhibit 3.1(a) to the Company's Quarterly Report on Form
                                      10-Q for the quarterly period ending March 31, 1998).                  *

                          3.1(e)      Amendment to Restated Articles of Organization filed February 13,
                                      2004.                                                                  +

                          3.2         By-Laws, as amended through February 13, 2004.                         +

 4.0                      Instruments defining the rights of security holders, including indentures

                          4.1         Renewed Rights Agreement dated as of August 19, 1997 between the
                                      Company and Equiserve Trust Company as successor Rights Agent
                                      (filed as Exhibit 1 to the Company's Current Report on Form 8-K
                                      dated August 27, 1997).                                                *

                          4.2         Amendment No. 1 dated as of November 17, 2003 to the Renewed
                                      Rights Agreement dated August 19, 1997 between the Company and
                                      Equiserve Trust Company as Rights Agent (filed as Exhibit 4.1 to
                                      the Company's Current Report on Form 8-K filed November 26, 2003).     *

                          4.3         Form of Common Stock Certificate (filed as Exhibit 4.2 to the
                                      Company's Annual Report on Form 10-K for the year ended December
                                      31, 1997).                                                             *

10.0                      Material Contracts

                          10.1        1979 Stock Option Plan, as amended through March 27, 2003 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for
                                      the quarterly period ended March 31, 2003).                            *

                            10.2        1986 Stock Option Plan for Non-Employee Directors, as amended through February 26, 2002 (filed as Exhibit 10.2 to the Company's
                                        Annual Report on Form 10-K for the year ended December 31, 2001).      *

                            10.3        Amended and Restated 1997 Stock Incentive Plan, as amended through
                                        March 11, 2004.                                                        +

                            10.4        Ionics, Incorporated Supplemental Executive Retirement Plan
                                        effective as of January 1, 1996 (filed as Exhibit 10.10 to the
                                        Company's Annual Report on Form 10-K dated December 31, 1997).         *

                            10.5        First Amendment to Ionics, Incorporated Supplemental Executive
                                        Retirement Plan, effective April 1, 2003 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly
                                        period ended March 31, 2003).                                          *

                            10.6        1994 Restricted Stock Plan (filed as Exhibit 10.12 to the
                                        Company's Annual Report on Form 10-K dated March 30, 1995).            *

                            10.7        1998 Non-Employee Directors Fee Plan (filed as Exhibit 10.1 to the
                                        Company's Quarterly Report on Form 10-Q for the quarterly period
                                        ending September 30, 1998).                                            *

                            10.8        Ionics, Incorporated 2003 Non-Employee Directors Stock Option Plan
                                        (filed as Exhibit 10.5 to the Company's Quarterly Report on Form
                                        10-Q for the quarterly period ended March 31, 2003).                   *

                            10.9        Form of Stock Option Agreement issued pursuant to the Ionics,
                                        Incorporated 2003 Non-Employee Directors Stock Option Plan (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for
                                        the quarterly period ended March 31, 2003).                            *

                            10.10       Form of Employee Retention Agreement dated February 24, 1998 between the Company and certain officers of the Company and its subsidiaries (filed as Exhibit 10.9 to the Company's Annual Report
                                        on Form 10-K dated December 31, 1997).                                 *

                            10.11       Master Agreement dated as of November 30, 2001 by and between the
                                        Company and The Perrier Group of America, Inc. (filed as Exhibit
                                        2.1 to the Company's Current Report on Form 8-K dated January 15,
                                        2002).                                                                 *

                            10.12       Second Amendment and Waiver to Third Amended and Restated
                                        Revolving Credit Agreement dated as of March 28, 2002 between the
                                        Company and Fleet National Bank (filed as Exhibit 10.3 to the
                                        Company's Annual Report on Form 10-K for the year ended December
                                        31, 2001).                                                             *

                            10.13       Third Amendment and Waiver to Third Amended and Restated Revolving
                                        Credit Agreement between the Company and Fleet National Bank dated as of April 14, 2003 (filed as Exhibit 10.4 to the Company's
                                        Quarterly Report on Form 10-Q for the quarter ended March 31,          *
                                        2003).

                            10.14       Shareholders' Agreement dated as of May 12, 2000, by and among the
                                        Company, Hafeez Karamath Engineering Services Limited, and
                                        Desalination Company of Trinidad and Tobago Ltd., as amended on
                                        June 16, 2000 (filed as Exhibit 10.2 to the Company's Quarterly
                                        Report on Form 10-Q for the quarterly period ended June 30, 2000).     *

                            10.15       Loan Agreement dated as of October 25, 2000 between the Company and Hafeez Karamath Engineering Services Limited (filed as Exhibit
                                        10.13 to the Company's Annual Report on Form 10-K for the year
                                        ended December 31, 2000).                                              *

                            10.16       Loan Agreement dated as of July 31, 2003 between Desalination
                                        Company of Trinidad and Tobago Ltd., and Ionics Ventures Ltd.
                                        (filed as Exhibit 10.3 to the Company's Quarterly Report on Form
                                        10-Q for the quarterly period ended September 30, 2003).               *

                            10.17       Shareholders' Agreement dated April 3, 2001 between the Company and Mohammed Abdulmohsin Al-Kharafi & Sons (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly
                                        period ended March 31, 2001).                                          *

                            10.18       Employment Agreement dated as of April 1, 2003 between the Company and Douglas R. Brown (filed as Exhibit 10.1 to the Company's
                                        Quarterly Report on Form 10-Q for the quarterly period ended June
                                        30, 2003).                                                             *

                            10.19       Inducement Non-Qualified Stock Option Agreement dated as of April
                                        1, 2003 between the Company and Douglas R. Brown (filed as Exhibit
                                        4.3 to Registration Statement No. 333-107473 on Form S-8 effective
                                        July 30, 2003).                                                        *

                            10.20       Employment Agreement dated as of August 28, 2003 between the
                                        Company and John F. Curtis (filed as Exhibit 10.1 to the Company's
                                        Quarterly Report on Form 10-Q for the quarterly period ended
                                        September 30, 2003).                                                   *

                            10.21       Inducement Non-Qualified Stock Option Agreement dated as of August
                                        28, 2003 between the Company and John F. Curtis (filed as Exhibit
                                        4.3 to Registration Statement No. 333-10894 on Form S-8 effective
                                        September 18, 2003).                                                   *

                            10.22       Purchase Agreement for the acquisition of Ecolochem, Inc., and its related companies between the Company and the individuals and entities listed on Exhibit A thereto dated as of November 18, 2003
                                        (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K
                                        filed on February 27, 2004).                                           *

                            10.23       Amendment No. 1 dated as of February 13, 2004 to the Purchase
                                        Agreement between the Company and the individuals and entities listed on Exhibit A thereto dated as of November 18, 2003 (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed
                                        on February 27, 2004).                                                 *

                   10.24       Stockholders Agreement dated as of                                      *
                               February 13, 2004 among the Company
                               and the individuals and entities listed
                               on Exhibit A thereto (filed as Exhibit
                               2.2 to the Company's Current Report on
                               Form 8-K filed on February 27, 2004).

                   10.25       Escrow Agreement among the Company, the                                 *
                               entities and persons listed on Annex A
                               thereto, Lyman B. Dickerson and Douglas
                               G. Dickerson (as Sellers'
                               Representatives) and Citibank, N.A. (as
                               escrow agent) dated as of February 13,
                               2004 (filed as Exhibit 2.4 to the
                               Company's Current Report on Form 8-K
                               filed on February 27, 2004).

                   10.26       Section 338 Escrow Agreement among the                                  *
                               Company, the entities and persons
                               listed on Annex A thereto, Lyman B.
                               Dickerson and Douglas G. Dickerson (as
                               Sellers' Representatives) and Citibank,
                               N.A. (as escrow agent) dated as of
                               February 13, 2004 (filed as Exhibit 2.5
                               to the Company's Current Report on Form
                               8-K filed on February 27, 2004).

                   10.27       Employment Agreement between the Company                                *
                               and Lyman B. Dickerson dated as of
                               February 13, 2004 (filed as Exhibit 2.6
                               to the Company's Current Report on Form
                               8-K filed on February 27, 2004).

                   10.28       Credit Agreement dated as of February                                   +
                               13, 2004 by and among the Company as
                               borrower; certain of its domestic
                               subsidiaries as guarantors, UBS
                               Securities LLC as Lead Arranger, Sole
                               Bookmanager and Documentation Agent;
                               Fleet Securities, Inc. and Bank of
                               America, N.A. as Syndication Agents;
                               Wachovia Bank, N.A. and General Electric
                               Capital Corporation as Co-Documentation
                               Agents; UBS A.G., Stamford Branch as
                               Administrative Agent and Collateral
                               Agent; UBS Loan Finance LLC as Swingline
                               Lender; HSBC Bank USA as Issuing Bank;
                               and the lender parties thereto.

                   10.29       Security Agreement between the Company                                  +
                               as Borrower; certain of its domestic
                               subsidiaries as Guarantors; and UBS
                               A.G., Stamford Branch as Collateral
                               Agent.

14.0               Code of Ethics                                                                      +

21.0               List of Subsidiaries.                                                               +

23.0               Consent of PricewaterhouseCoopers LLP.                                              +

24.0               Power of Attorney.                                                                  +

31.0(i)            Certification of Principal Executive Officer required by                            +
                   Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.0(ii)           Certification of Principal Financial Officer required by                            +
                   Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.0(i)            Certification of Principal Executive Officer pursuant to                            +
                   18 U.S.C. Section 1350.

32.0(ii)           Certification of the Principal Financial Officer pursuant to 18 U.S.C.               +
                   Section 1350.

-------------------------------
 * Incorporated herein by reference.
 + Filed herewith.