Form 10-Q
period 2004-03-31
IONICS INC
filed 2004-05-10
CIK 52466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

                                       or

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

At April 30, 2004 the Company had 22,585,184 shares of Common Stock, par value $1.00 per share, outstanding.




                                                          INDEX
                                                                                                              Page
PART I -        FINANCIAL INFORMATION


                ITEM 1.     Financial Statements                                                               2

                            Consolidated Statements of Operations
                                Quarters Ended March 31, 2004 and 2003                                         2

                            Consolidated Balance Sheets
                                March 31, 2004 and December 31, 2003                                           3

                            Consolidated Statements of Cash Flows
                                Quarters Ended March 31, 2004 and 2003                                         4

                            Notes to Consolidated Financial Statements                                         5

                ITEM 2.     Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                                          19

                ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk                         32

                ITEM 4.     Controls and Procedures                                                            33

PART II -       OTHER INFORMATION

                ITEM 1.     Legal Proceedings                                                                  34

                ITEM 4.     Submission of Matters to a Vote of Security Holders                                34

                ITEM 6.     Exhibits and Reports on Form 8-K                                                   36

                SIGNATURES                                                                                     39

                EXHIBIT INDEX                                                                                  40



                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              IONICS, INCORPORATED
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)
                                  (Amounts in thousands, except per share amounts)

                                                                                   Quarter Ended
                                                                                     March 31,
                                                                               ----------------------
                                                                                 2004        2003
                                                                               ----------  ----------
Revenues:
     Equipment Sales                                                            $ 33,430    $ 29,552
     Operations                                                                   52,406      27,682
     Consumer Water                                                                5,721       5,200
     Instruments                                                                   8,751       8,379
     Affiliated companies                                                          7,115      11,777
                                                                               ----------  ----------
                                                                                 107,423      82,590
                                                                               ----------  ----------
Costs and expenses:
     Cost of sales of Equipment Sales                                             27,873      22,642
     Cost of sales of Operations                                                  34,548      19,133
     Cost of sales of Consumer Water                                               2,405       2,238
     Cost of sales of Instruments                                                  4,006       3,589
     Cost of sales to affiliated companies                                         6,110      10,217
     Research and development                                                      1,531       1,777
     Selling, general and administrative                                          29,023      21,674
     Restructuring charges                                                           564           -
                                                                               ----------  ----------
                                                                                 106,060      81,270
                                                                               ----------  ----------

Income from continuing operations                                                  1,363       1,320

Interest income                                                                      514         778

Interest expense                                                                  (3,836)       (222)

Equity income (loss)                                                                 490        (101)
                                                                               ----------  ----------

(Loss) income from continuing operations before
     income taxes and minority interest expense                                   (1,469)      1,775

Income tax benefit (expense)                                                         470        (624)
                                                                               ----------  ----------

(Loss) income from continuing operations before
     minority interest expense                                                      (999)      1,151

Minority interest expense                                                            253         198
                                                                               ----------  ----------

(Loss) income from continuing operations                                          (1,252)        953

Loss from discontinued operations, net of income tax                              (2,699)       (377)
                                                                               ----------  ----------

Net (loss) income                                                               $ (3,951)      $ 576
                                                                               ==========  ==========

Basic (loss) earnings per share from continuing operations                       $ (0.06)     $ 0.05
Basic (loss) earnings per share from discontinued operations                       (0.13)      (0.02)
                                                                               ----------------------
Basic (loss) earnings per share                                                  $ (0.19)     $ 0.03
                                                                               ======================

Diluted (loss) earnings per share from continuing operations                     $ (0.06)     $ 0.05
Diluted (loss) earnings per share from discontinued operations                     (0.13)      (0.02)
                                                                               ----------------------
Diluted (loss) earnings per share                                                $ (0.19)     $ 0.03
                                                                               ======================

Shares used in basic (loss) earnings per share calculations                       20,322      17,555
                                                                               ==========  ==========

Shares used in diluted (loss) earnings per share calculations                     20,322      17,562
                                                                               ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                     IONICS, INCORPORATED
                                                 CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)
                                     (Amounts in thousands, except share and par value amounts)

                                                                                        March 31,         December 31,
                                                                                          2004               2003
                                                                                      --------------     -------------
ASSETS
Current assets:
                Cash and cash equivalents                                                  $ 68,002         $ 133,815
                Restricted cash                                                              18,730                 -
                Short-term investments                                                          679                 -
                Notes receivable, current                                                     7,810             6,365
                Accounts receivable, net                                                    106,071            87,415
                Receivables from affiliated companies                                        13,787            22,140
                Inventories:
                   Raw materials                                                             19,457            15,269
                   Work in process                                                            6,655             5,621
                   Finished goods                                                             4,182             3,826
                                                                                      --------------     -------------
                                                                                             30,294            24,716
                Deferred income taxes                                                        15,008            13,585
                Assets from discontinued operations                                           2,976             7,466
                Other current assets                                                         35,907            20,316
                                                                                      --------------     -------------
                   Total current assets                                                     299,264           315,818

Receivables from affiliated companies, long-term                                             10,046            20,915
Notes receivable, long-term                                                                  28,700            28,408
Investments in affiliated companies                                                          11,042            14,362
Property, plant and equipment:
                Land                                                                         11,717             6,297
                Buildings                                                                    65,283            43,070
                Machinery and equipment                                                     491,408           279,997
                Other, including furniture, fixtures and vehicles                            38,739            35,677
                                                                                      --------------     -------------
                                                                                            607,147           365,041
                Less accumulated depreciation                                               207,736           193,256
                                                                                      --------------     -------------
                                                                                            399,411           171,785

Goodwill                                                                                    183,435             7,695
Intangible assets, net                                                                       79,830             6,378
Deferred income taxes, long-term                                                             24,005            21,305
Other assets                                                                                  7,005             5,311
                                                                                      --------------     -------------
                   Total assets                                                         $ 1,042,738         $ 591,977
                                                                                      ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
                Notes payable and current portion of long-term debt                         $ 9,129           $ 6,276
                Accounts payable                                                             36,429            28,279
                Billings in advance from affiliated companies                                     -             3,629
                Income taxes payable                                                         33,395            32,840
                Liabilities from discontinued operations                                        239               396
                Other current liabilities                                                    55,573            46,672
                                                                                      --------------     -------------
                   Total current liabilities                                                134,765           118,092

Long-term debt and notes payable                                                            290,108             8,889
Deferred income taxes                                                                        34,360            30,979
Minority interest                                                                            14,926             1,426
Accumulated losses in investments in affiliated companies                                     6,079             5,068
Other liabilities                                                                            11,413            11,358

Commitments and contingencies

Stockholders' equity:
                Common stock, par value $1, authorized
                shares: 100,000,000 at March 31,2004 and 55,000,000
                at December 31, 2003
                issued: 22,578,484 at March 31, 2004 and 17,898,486
                at December 31, 2003                                                         22,578            17,898
                Additional paid-in capital                                                  334,413           198,285
                Retained earnings                                                           198,388           202,339
                Accumulated other comprehensive loss                                         (4,292)           (2,357)
                                                                                      --------------     -------------
                   Total stockholders' equity                                               551,087           416,165
                                                                                      --------------     -------------
                   Total liabilities and stockholders' equity                           $ 1,042,738         $ 591,977
                                                                                      ==============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                                    IONICS, INCORPORATED
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                    (Amounts in thousands)
                                                                          Quarter ended
                                                                             March 31,
                                                                     -------------------------
                                                                        2004          2003
                                                                     -----------   -----------

Operating activities:
     Net (loss) income                                                 $ (3,951)        $ 576
     Less: loss from discontinued operations                             (2,699)         (377)
                                                                     -----------   -----------
       (Loss) income from continuing operations                          (1,252)          953

     Adjustments to reconcile net (loss) income from
     continuing operations to net cash used in
     operating activities:
       Depreciation                                                       8,865         5,994
       Amortization of intangibles                                        1,066            79
       Provision for losses on accounts and notes receivable                680           414
       Equity in earnings (losses) of affiliates                           (490)          101
       Changes in assets and liabilities,
       net of effects of businesses acquired:
         Notes receivable                                                (3,988)        1,734
         Accounts receivable                                             (1,323)          820
         Receivables from affiliated companies                           (3,434)       (2,012)
         Inventories                                                     (2,213)       (1,710)
         Other current assets                                            (6,880)        1,651
         Investments in affiliated companies                               (848)          (32)
         Deferred income taxes                                            7,926          (294)
         Accounts payable and accrued expenses                           (4,688)       (7,577)
         Deferred revenue from affiliates                                  (337)         (546)
         Accrued expenses for affiliated companies                       (3,598)            -
         Customer deposits                                                2,756        (1,717)
         Income taxes payable                                             3,548         2,001
         Accumulated losses in investments in affiliated companies        1,013             -
         Other                                                            1,113           (81)
                                                                    --------------------------
           Net cash provided by used in operating activities             (2,084)         (222)

Investing activities:
     Additions to property, plant and equipment                          (8,264)       (5,730)
     Disposals of property, plant and equipment                             180            83
     Additional investments in affiliated companies                           -           (75)
     Acquisitions, net of cash acquired                                (223,336)            -
     Sales (purchases) of short-term investments                           (828)          202
                                                                    --------------------------
         Net cash used in investing activities                         (232,248)       (5,520)

Financing activities:
     Restricted cash                                                     (2,642)        4,250
     Principal payments on current debt                                  (3,493)         (234)
     Proceeds from borrowings of current debt                                 -           143
     Principal payments on long-term debt                                  (934)         (249)
     Proceeds from borrowings of long-term debt                         175,000             -
     Deferred financing costs                                            (6,233)            -
     Proceeds from issuance of stock under stock option plans               875             -
                                                                    --------------------------
         Net cash provided by financing activities                      162,573         3,910

Effect of exchange rate changes on cash                                     403           660
Net cash used in continuing operations                                  (71,356)       (1,172)
Net cash provided by discontinued operations                              5,543           653
Cash and cash equivalents at beginning of period                        133,815       136,044
                                                                    --------------------------
Cash and cash equivalents at end of period                             $ 68,002     $ 135,525
                                                                    ==========================

The accompanying notes are an integral part of these consolidated financial statements.

                              IONICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

The accompanying consolidated quarterly financial statements of Ionics, Incorporated (the "Company") are unaudited; however, in the opinion of the management of the Company, all adjustments of a normal recurring nature have been made that are necessary for a fair statement of the Company's consolidated financial position, results of operations and cash flows for each period presented. The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year or any future period.

The accompanying financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's financial statements for the year ended December 31, 2003. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the Company's audited financial statements as of and for the year ended December 31, 2003 have been omitted from these financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. These financial statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

During the first quarter of 2004, the Company realigned its business structure and began reporting new business segments. This segment realignment combined most of its existing Equipment Business Group and Ultrapure Water Group, as well as the operations of Ecolochem, Inc. and its affiliated companies (the "Ecolochem Group") acquired by the Company on February 13, 2004 (see Note 3) and the Desalination Company of Trinidad and Tobago Ltd. ("Desalcott") which has been consolidated effective January 1, 2004 upon the adoption of Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"), into a new business group called Water Systems. The newly formed Water Systems Group is comprised of two reporting segments, Equipment Sales and Operations. The Consumer Water Group remains a reporting group as previously constituted. The Instruments Group continues with its existing activities and includes all worldwide instrument sales. The Corporate Group captures all corporate overhead not specifically assignable to the other business groups.

Certain prior year amounts have been reclassified to conform to the current year presentations with no impact on net income.

2.   Variable Interest Entities

In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN
46. In December 2003, the FASB issued a revised version of FIN 46, which incorporated a number of changes to the prior version. Prior to the effective date of FIN 46, an entity was generally included in the Consolidated Financial Statements if it was controlled through ownership of a majority voting interest. In FIN 46, the FASB concluded that the voting interest approach is not always effective in identifying controlling financial interests. In some arrangements, equity investors may not bear the residual economic risks, and in others, control is not exercised through voting shares. Prior to the first quarter of 2004, the Company was required to apply the provisions of FIN 46 to variable interests in variable interest entities ("VIEs") created after January 31, 2003. There were no VIEs meeting this criteria. During the first quarter of 2004, the Company was required to apply the provisions of FIN 46 to variable interests in VIEs created before February 1, 2003.

FIN 46 provides guidance for determining whether an entity lacks sufficient equity or its equity holders lack adequate decision-making ability. These VIEs are evaluated for consolidation. Variable interests are ownership, contractual or other interests in a VIE that change with changes in the VIE's net assets. The Company has evaluated its equity investments and non wholly-owned subsidiaries to determine whether the Company is the primary beneficiary, defined as the entity that is required to absorb the majority of the expected gains or losses of the VIE. For any VIE in which the Company has been determined to be the primary beneficiary, the VIE has been consolidated.

As a result, effective January 1, 2004, the Company consolidated the operations, assets, liabilities and minority interests of Desalcott in which the Company holds a 40% equity interest, because the Company believes it holds a majority of the related financial risks. As of March 31, 2004, Desalcott had total assets and total liabilities of approximately $159.5 million and $133.9 million, respectively. Included in assets is $18.7 million of restricted cash and property, plant and equipment totaling $128.4 million and included in liabilities is debt of $112.4 million, which is collateralized by substantially all of the assets and the outstanding common stock of Desalcott, and is non-recourse to the Company.

3.     Ecolochem Acquisition

On February 13, 2004, the Company acquired all of the outstanding shares of capital stock and ownership interests of Ecolochem, Inc. and its affiliated companies ("Ecolochem Group"). The Ecolochem Group, privately held companies headquartered in Norfolk, Virginia, is a leading provider of emergency, short and long-term mobile water treatment services to the power, petrochemical and other industries. The acquisition expands the Company's outsourced or customer facility-based water treatment capabilities in North America and Europe and provides the Company with better access into the energy and utilities markets. The Company's financial statements include the results of operations of the Ecolochem Group subsequent to the acquisition date.

The total purchase price was $366.5 million, consisting of $219.0 million in cash (which includes $9.8 million in escrow to be paid when the Company makes a Section 338 (h) (10) election with respect to selected acquired intangible assets) and 4,652,648 shares of the Company's common stock. The issuance of 4,652,648 shares of the Company's common stock was valued at $139.9 million based on the closing price of the common stock for the two days before, the day of and the two days after the announcement by the Company of its agreement to acquire the Ecolochem Group. The purchase price includes capitalizable acquisition costs of $7.6 million, consisting of investment banking, legal, consulting and accounting services. The cash portion of the consideration was financed with the Company's available cash resources and proceeds from $255 million senior credit facilities with a syndication of lenders led by UBS, Fleet Bank and Bank of America. Proceeds from these credit facilities were used to fund the acquisition, pay certain transaction-related fees and expenses, provide for ongoing working capital and support the issuance of letters of credit. The facilities consist of a $175 million 7-year term loan and an $80 million 5-year revolving credit facility. Borrowings under the facilities bear interest equal to a base rate (generally the Prime Rate) plus a specified margin or LIBOR plus a specified margin, at the Company's option; the specified margins are a function of the Company's leverage ratio. Interest on outstanding borrowings is payable quarterly. The facilities are collateralized by the assets of the Company and of its domestic subsidiaries and by 65% of certain of the equity of the Company's international subsidiaries. The terms of the facilities include financial covenants relating to fixed charge coverage, interest coverage, leverage ratio and capital expenditures, the most restrictive of which are anticipated to be the leverage ratio and limitations on capital spending. The terms of the credit facilities contain provisions that limit the Company's ability to incur additional indebtedness in the future and place other restrictions on the Company's business. In connection with the execution of the credit facility, the Company entered into interest rate swap agreements that fix the Company's LIBOR rate on $100 million of the term loan at 3.1175% per annum. The swap agreements expire in 2010.

The preliminary allocation of the $366.5 million purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition was as follows:

(Dollars in millions)
Assets
     Current assets                                            $ 26.7
     Property, plant and equipment                              101.6
     Intangible assets                                           72.8
     Goodwill                                                   176.6
     Other assets                                                 1.9
                                                         -------------
        Total assets acquired                                 $ 379.6
                                                         -------------

Liabilities
     Current liabilities                                       $ 11.0
     Other liabilities                                            2.1
                                                         -------------
        Total liabilities assumed                                13.1
                                                         -------------

                                                         -------------
     Total purchase price including acquisition costs         $ 366.5
                                                         =============


The purchase price is subject to a final determination of working capital amounts, to be agreed to by the sellers and the Company. Goodwill was recognized for the excess purchase price over the fair value of the assets and liabilities acquired. Goodwill apportioned to domestic operations for tax purposes is deductible over a fifteen year period.

The following table reflects the estimated fair values of the acquired intangible assets and related estimates of useful lives:

(Dollars in millions)
Contractual relationships         $ 57.8    10-year economic consumption life
Technology and know-how             10.8    10-year useful life
Trade names and trademarks           2.4    9-year useful life
Non-compete agreements               0.1    5-year useful life
Discharge permits                    1.7    Indefinite life
                            -------------
                                  $ 72.8
                            =============


The following pro forma information presents a summary of the historical consolidated statements of operations of the Company and Ecolochem for the quarters ended March 31, 2004 and 2003, giving effect to the merger as if it occurred on January 1, 2004 and 2003, respectively.

(Amounts in thousands, except per share amounts)
                                               Quarter ended March 31,
                                   --------------------------------------------
                                           2004                    2003
                                   --------------------    --------------------

Pro forma revenues                       $ 119,709               $ 110,776
Pro forma net (loss) income                 (3,132)                  4,747

Pro forma (loss) earnings per share:
      Basic                                $ (0.14)                 $ 0.21
      Diluted                                (0.14)                   0.21

The pro forma net (loss) income and (loss) earnings per share for each period presented primarily includes adjustments for depreciation of fixed assets, amortization of intangibles and debt financing costs, interest expense, tax rate changes and the issuance of common stock. Amortization of the acquired intangibles is included on an economic consumption basis for contractual relationships and a straight-line basis for all other intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the merger been completed on the assumed date or for the periods presented, or which may be realized in the future.

4.   Accounting for Stock-Based Compensation

The Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, for options with an exercise price less than the fair market value of the stock at the date of grant, if any, stock-based compensation is measured as the difference between the option exercise price and fair market value of the stock at the date of grant and is charged to operations over the expected period of benefit to the Company. For the quarters ended March 31, 2004 and 2003, no stock-based compensation expense is reflected in net (loss) income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net (loss) income and
(loss) earnings per share if the Company had applied the fair value method of accounting for stock options and other equity instruments defined by SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." The effect of applying SFAS 123 in the pro forma disclosure is not indicative of future awards, which are anticipated.

                                                                                      Quarter ended March 31,
                                                                                  --------------------------------
(Amounts in thousands, except per share amounts)                                       2004             2003
                                                                                  ----------------  --------------

Net (loss) income, as reported                                                           $ (3,951)          $ 576

Less: Stock-based employee compensation expense determined
         under fair value method for all awards, net of related tax effects                  (755)           (792)
                                                                                  ----------------  --------------
Pro forma net loss                                                                       $ (4,706)         $ (216)
                                                                                  ================  ==============

                                                                                  ----------------  --------------
(Loss) earnings per basic share, as reported                                              $ (0.19)         $ 0.03
                                                                                  ================  ==============
Loss per basic share, pro forma                                                           $ (0.23)        $ (0.01)
                                                                                  ================  ==============

                                                                                  ----------------  --------------
(Loss) earnings per diluted share, as reported                                            $ (0.19)         $ 0.03
                                                                                  ================  ==============
Loss per diluted share, pro forma                                                         $ (0.23)        $ (0.01)
                                                                                  ================  ==============

The fair value of each option granted during the first quarter of 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                       2004             2003
                                                                                  ----------------  --------------

Expected term (years)                                                             not applicable                6
Volatility                                                                        not applicable            40.4%
Risk-free interest rate (zero coupon U.S. treasury note)                          not applicable             3.2%
Dividend yield                                                                    not applicable             None

No options were granted during the first three months of 2004.

5.   Discontinued Operations

In the third quarter of 2003, the Company's management and Board of Directors approved a plan to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, MA, which was part of the Consumer Water Group. In the fourth quarter of 2003, the Company's management and Board of Directors approved a plan to sell its European point-of use (POU) cooler businesses in the United Kingdom (U.K.) and Ireland, which was also part of the Consumer Water Group. Accordingly, the Company's financial statements and notes reflect these businesses as discontinued operations in accordance with Financial Accounting Standards Board Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The net loss from discontinued operations for the Elite Consumer Products division for the quarter ended March 31, 2004 was $0.1 million, or $0.2 million on a pre-tax basis. In the first quarter of 2004, the Company completed the sale of the Elite Consumer Products division for approximately $5.2 million.

The net loss from discontinued operations for the European POU cooler business in the U.K. for the quarter ended March 31, 2004 was $1.0 million, or $1.5 million on a pre-tax basis. The net loss from discontinued operations for the European POU cooler business in Ireland for quarter ended March 31, 2004 was $1.6 million. The Company expects to complete the sale of the European POU cooler business in the U.K. and Ireland during the second quarter of 2004.

The Company's financial statements have been reclassified to reflect these businesses as discontinued operations for all periods presented. The operating results of the discontinued operations are summarized below, which exclude general corporate overhead previously allocated to each entity.

(Dollars in thousands)
                                                Quarter ended March 31,
                                       ----------------------------------------
                                              2004                   2003
                                       --------------------   -----------------

Revenues                                           $ 1,724            $ 5,615
Gross margin                                          (168)               338
                                       ====================   =================

Loss from discontinued operations,
      before income tax                             (3,303)              (527)
Income tax benefit                                     604                150
                                       --------------------   ------------------
Loss from discontinued operations,
      net of income tax                           $ (2,699)             $ (377)
                                       ====================   =================

Assets and liabilities from discontinued operations at March 31, 2004 and December 31, 2003 consist of the following:

(Dollars in thousands)
                                             March 31,       December 31,
                                               2004              2003
                                           --------------    --------------

Current assets                                   $ 1,879           $ 2,709
Non-current assets                                 1,097             4,757
                                           --------------    --------------
Assets from discontinued operations              $ 2,976           $ 7,466
                                           ==============    ==============

Liabilities from discontinued operations           $ 239             $ 396
                                           ==============    ==============

Current assets include cash and cash equivalents, accounts and notes receivable, inventory and other current assets. Non-current assets include property, plant and equipment, intangible assets and other assets. Liabilities consist of accounts payable and accrued expenses.

6.   Restructuring Charges

During the third quarter of 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program is consolidating the Company's sales, engineering, manufacturing and accounting functions, which existed in many reporting entities, into several regional centers in the United States, Europe and Asia. During the first quarter of 2004, the Company recorded restructuring charges of approximately $0.6 million relating primarily to vacating leased facilities. At March 31, 2004, the Company has approximately $0.7 million accrued for restructuring costs associated with vacated leased facilities and employee severance arrangements. The Company expects the remaining severance payments to be made during the second quarter of 2004 and facility lease payments, less estimates of sub-lease rental income, through the second quarter of 2006.

7.   Goodwill and Intangible Assets

The carrying amounts of goodwill for the quarters ended March 31, 2004 and 2003 are as follows:

                                          Equipment              Consumer
(Dollars in thousands)                     Sales     Operations  Water     Instruments  Corporate   Total
                                          ---------  --------------------  -------------------------------
Balance December 31, 2002                 $ 9,233   $ 10,023      $ 862       $ -       $ -       $ 20,118
Cumulative translation adjustment/other         -        179          -         -         -            179
                                         ---------  ---------  ---------  --------     -------    --------
Balance March 31, 2003                    $ 9,233   $ 10,202      $ 862       $ -       $ -       $ 20,297
                                         =========  =========  =========  ========     =======     ========


Balance December 31, 2003                   $ 899    $ 5,934      $ 862       $ -       $ -       $ 7,695
Goodwill acquired during the period             -    176,635          -         -         -       176,635
Cumulative translation adjustment/oher          -       (895)         -         -         -          (895)
                                           ---------  ---------  ---------  --------   -------    --------
Balance March 31, 2004                      $ 899   $ 181,674     $ 862       $ -       $ -      $ 183,435
                                           =========  =========  =========  ========   =======    ========

The Company's intangible assets consist principally of contractual relationships and customer lists, technology and know-how, patents, trade names and trademarks. At March 31, 2004 and 2003, the gross carrying value of intangible assets was $82.4 million and $2.9 million, respectively, and the accumulated amortization was $2.6 million and $0.8 million, respectively. The increase in intangible assets during the first quarter of 2004 primarily reflects the acquisition of the Ecolochem Group (see Note 3). Amortization expense for intangible assets is estimated to be approximately $7.2 million in 2004, $8.2 million in 2005 and 2006, and $8.1 million in 2007 and 2008.

8.   Long-Term Debt and Notes Payables

                                              March 31,      December 31,
(Dollars in thousands)                         2004             2003
                                           -------------   ---------------
Borrowings outstanding                        $ 299,237          $ 15,165
Less: Installments due within one year            9,129             6,276
                                           -------------   ---------------
Long-term debt and notes payable              $ 290,108           $ 8,889
                                           =============   ===============

Acquisition of the Ecolochem Group
----------------------------------
On February 13, 2004, the Company acquired the stock and membership interests of the Ecolochem Group from the shareholders and owners of the Ecolochem Group. The total purchase price was $366.5 million, consisting of $219.0 million in cash (which includes $9.8 million in escrow to be paid when the Company makes a Section 338 (h) (10) election with respect to selected acquired intangible assets) and 4,652,648 shares of the Company's common stock. The issuance of 4,652,648 shares of the Company's common stock was valued at $139.9 million based on the closing price of the common stock for the two days before, the day of and the two days after the announcement by the Company of its agreement to acquire the Ecolochem Group. The purchase price includes capitalizable acquisition costs of $7.6 million, consisting of investment banking, legal, consulting and accounting services. The cash portion of the consideration was financed with the Company's available cash resources and proceeds from $255 million senior credit facilities with a syndication of lenders led by UBS, Fleet Bank and Bank of America. Proceeds from these credit facilities were used to fund the acquisition, pay certain transaction-related fees and expenses, provide for ongoing working capital and support the issuance of letters of credit. The facilities consist of a $175 million 7-year term loan and an $80 million 5-year revolving credit facility. Borrowings under the facilities bear interest equal to a base rate (generally the Prime Rate) plus a specified margin or LIBOR plus a specified margin, at the Company's option; the specified margins are a function of the Company's leverage ratio. Interest on outstanding borrowings is payable quarterly. The facilities are collateralized by the assets of the Company and of its domestic subsidiaries and by 65% of certain of the equity of the Company's international subsidiaries. The terms of the facilities include financial covenants relating to fixed charge coverage, interest coverage, leverage ratio and capital expenditures, the most restrictive of which are anticipated to be the leverage ratio and limitations on capital spending. The terms of the credit facilities contain provisions that limit the Company's ability to incur additional indebtedness in the future and place other restrictions on the Company's business. In connection with the execution of the credit facility, the Company entered into interest rate swap agreements that fix the Company's LIBOR rate on $100 million of the term loan at 3.1175% per annum. The swap agreements expire in 2010.

Consolidation of Desalcott
--------------------------
Pursuant to FIN 46 (see note 2), effective January 1, 2004, the Company consolidated the operations, assets, liabilities and majority interests of the Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), in which the Company holds a 40% equity interest, because the Company believes it holds a majority of the related financial risks. Included in liabilities at March 31, 2004 is debt of $112.4 million. The debt outstanding consists of 20-year loans for $79.3 million and $33.1 million. Each loan bears interest at 8.5%, which is payable quarterly. As a result of an agreed upon "Moratorium Period" on the $33.1 million loan, interest payments do not commence until October 2005. Interest rates are fixed on each loan for the first five years and ten years, respectively. Interest rates may change at the end of each subsequent five-year period. The total debt is collateralized by substantially all of the assets and the outstanding common stock of Desalcott, and is non-recourse to the Company.

Notes Payable
-------------
The Company has three project finance loans for its controlled affiliate in Barbados. These loans are payable in equal quarterly installments over a ten-year period that began in 2000, and bear interest at rates ranging from LIBOR + 2.0% to 8.75%. The controlled affiliate had outstanding borrowings of $6.3 million and $6.4 million against these loans at March 31, 2004 and December 31, 2003, respectively. The Company also has project financing loans for its controlled affiliate in Italy. The loans have a ten-year maturity and bear interest at EURIBOR plus a specified margin. The controlled affiliate had outstanding borrowings of $5.4 million and $3.8 million against these loans at March 31, 2004 and December 31, 2003, respectively.

Maturities of all cash borrowings outstanding for the five years ended December 31, 2004 through December 2008 are approximately $9.1 million, $8.1 million, $9.2 million, $9.1 million, $9.3 million, respectively, and $254.4 million thereafter. The weighted average interest rate on all borrowings was 6.33% and 6% at March 31 2004 and December 31, 2003, respectively.

9.   Commitments and Contingencies

Litigation
----------
On April 28, 2004, the Company was served with a summons and complaint captioned Caldon, Inc. v. Ionics, Incorporated and Key Technologies, Inc., filed in the U.S. District Court for the Western District of Pennsylvania, Pittsburgh. Caldon, Inc. (Caldon) alleges that certain flow measurement systems, which it provides to the nuclear power industry to measure feedwater flow, and which were designed by defendant Key Technologies, Inc. and fabricated by the Company's Bridgeville division, failed after installation. Caldon further alleges that defendant Key Technologies, Inc. failed to design the systems adequately and that the Company failed to weld the systems properly. Caldon claims that it has incurred damages in excess of $2.7 million and has made commitments to customers that will cause it to incur an additional $4.0 million, as well as other damages in an unspecified amount. The Company believes that Caldon's allegations as to the Company are without merit, and intends to defend itself vigorously in this matter. While the Company believes that this litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

On December 16, 2003, Ionics Iberica, S.A., the Company's wholly-owned Spanish subsidiary ("Iberica"), brought suit in Palencia, Spain against Intersuero, S.A. ("Intersuero"). Iberica is seeking the return of certain membrane-based production equipment, which it had supplied under a lease agreement to Intersuero (which had previously initiated insolvency proceedings) or payment of
2.8 million Euros, or $3.5 million, plus interest for the equipment. On February 17, 2004, Intersuero filed an answer and counterclaim, alleging that the equipment did not perform to specifications and seeking 15.8 million Euros, or $19.9 million, in damages, lost profits, interests and costs. The Company believes Intersuero's allegations to be without merit and will defend itself vigorously in this matter. While the Company believes that this litigation should have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

The Company, its former Chief Executive Officer and its Chief Financial Officer have been named as defendants in a class action lawsuit captioned Jerome Deckler
v. Ionics, Inc., et al., filed in the U.S. District Court, District of Massachusetts in March 2003. Plaintiff alleges violations of the federal securities laws relating to the restatement of the Company's financial statements for the first and second quarters of 2002 announced in November 2002, and other material misrepresentations and omissions concerning the Company's financial results. The plaintiffs are seeking an unspecified amount of compensatory damages and their costs and expenses, including legal fees. The Company believes the allegations included in the lawsuit are without merit and will defend itself vigorously in this matter, which is in the early discovery stage. The Company had filed a motion to dismiss the lawsuit, but the Court did not grant the motion. While the Company believes that this litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

The Company is involved in the normal course of its business in various other litigation matters, some of which are in the pre-trial discovery stages. The Company believes that none of the other pending matters will have an outcome material to the Company's financial position, results of operations or cash flows.

Other Commitments and Contingencies
-----------------------------------
From time to time, the Company enters into joint ventures with respect to specific projects, including the projects in Trinidad, Kuwait, Israel and Algeria described below. Each joint venture arrangement is independently negotiated based on the specific facts and circumstances of the project, the purpose of the joint venture entity related to the project, as well as the rights and obligations of the other joint venture partners. Generally, the Company has structured its project joint ventures so that the Company's obligation to provide funding to the underlying project or to the joint venture entity is limited to its proportional capital contribution, which can take the form of equity or subordinated debt. The Company generally has no commitment to fund the joint venture's working capital or other cash needs. The joint venture entities typically obtain third-party debt financing for a substantial portion of the project's total capital requirements. In these situations, the Company is not responsible for the repayment of the indebtedness incurred by the joint venture entity. In connection with a joint venture's project, the Company may also enter into contracts for the supply and installation of the Company's equipment during the construction of the project or for the operation and maintenance of the facility once it begins operation, or both. These commercial arrangements do not require the Company to commit to any funding for working capital or any other requirements of the joint venture company. As a result, the Company's exposure with respect to its joint ventures is typically limited to its debt and equity investments in the joint venture entity, the fulfillment of any contractual obligations it has to the joint venture entity and the accounts receivable owing to the Company from the joint venture entity.

The operations, assets and liabilities of Desalcott are consolidated with the Company effective January 1, 2004, as a result of the adoption of FIN 46. The operations, assets and liabilities of the Algerian joint venture company are consolidated with the Company as a majority-owned subsidiary. The Kuwait and Israel projects discussed below constitute off-balance sheet arrangements.

Trinidad
--------
In 2000, the Company acquired 200 ordinary shares of Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), for $10 million and loaned $10 million to Hafeez Karamath Engineering Services Ltd. ("HKES"), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire an additional 200 ordinary shares of Desalcott. Prior to those investments, HKES owned 100 ordinary shares of Desalcott. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott. In the second quarter of 2002, construction was completed on the first four (out of five) phases of the Trinidad desalination facility owned by Desalcott, and the facility commenced water deliveries to its customer, the Water and Sewerage Authority of Trinidad and Tobago ("WASA").

The Company's $10 million loan to HKES is included in "Notes receivable, long-term" in the Company's Consolidated Balance Sheets. The loan bears interest at a rate equal to 2% above the London Interbank Offered Rate (LIBOR), with interest payable (subject to availability of funds) starting October 25, 2002 and every six months thereafter and at maturity. Prior to maturity, accrued interest (as well as principal payments) is payable only to the extent dividends or other distributions are paid by Desalcott on the ordinary shares of Desalcott owned by HKES and pledged to the Company. Principal repayment is due in 14 equal installments commencing on April 25, 2004 and continuing semiannually thereafter. The loan matures and is payable in full on April 25, 2011. The loan is collateralized by a security interest in the shares of Desalcott owned by HKES and purchased with the borrowed funds, which is subordinate to the security interest in those shares in favor of the Trinidad bank that provided the financing for Desalcott. In addition, any dividends or other distributions paid by Desalcott to HKES on the pledged shares must be applied to loan payments to the Company.

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

Upon adoption of FIN 46 (see Note 2), as of January 1, 2004, the Company has consolidated the operations, assets, liabilities and minority interests of Desalcott and its results of operations for the first quarter of 2004.

In April 2004, following an unsuccessful mediation attempt, Desalcott notified WASA that it had commenced an arbitration proceeding under the dispute resolution procedures of the water supply agreement between Desalcott and WASA dated August 29, 1999 and amended in May 2000 (the "Water Supply Agreement"). Desalcott is seeking, among other things, payments from WASA for certain water price increases as provided for in the Water Supply Agreement, as well as damages for delays in plant completion which Desalcott claims resulted from delays in obtaining a government guaranty of payments by WASA and certain tax incentives. WASA has contested the amounts of the water price increases claimed by Desalcott, asserting that Desalcott did not pass along to WASA certain cost savings realized by Desalcott. In addition, WASA asserts that Desalcott's ability to make up production shortfalls by selling excess production is more limited contractually than claimed by Desalcott. In addition, WASA has also asserted that Desalcott is liable for liquidated damages because of delays in the completion of the plant, irrespective of the delay in obtaining the government guaranty, and that such liquidated damages currently total approximately $4.0 million and are still accumulating. WASA has asserted additional liquidated damages will be owed by Desalcott for the delay in the completion of Phase 5 of the project, or that in the alternative it may seek to reject or terminate Phase 5. Under the currently projected timetable, this matter should be heard in arbitration by the International Chamber of Commerce in London late in 2004.

Kuwait
------
During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and construction of the project commenced. At March 31, 2004, the Company had invested a total of $10.9 million as equity and subordinated debt in UDC. The Company has commitments to make additional equity investments or issue additional subordinated debt to UDC of approximately $6.4 million over the next two years. In addition, a total of $18.6 million in performance bonds have been issued on behalf of the Company's Italian subsidiary in connection with the project.

Israel
------
In 2001, the Company entered into agreements with an Israeli cooperative society and an Israeli corporation for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. During the second quarter of 2003, the Israeli cooperative society and the Company acquired the ownership interest of the Israeli corporation in MDL. In the second quarter of 2003, MDL finalized a concession contract with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. In the second quarter of 2003, MDL obtained $8 million of debt financing for the project from an Israeli bank, and the Company has guaranteed repayment of 49% of the loan amount in the form of a bank letter of guarantee. In the third quarter of 2003, the Company through its Israeli subsidiary made an equity investment of $1.5 million in MDL for its 49% equity interest. This project is scheduled to be completed in the second quarter of 2004.

In 2002, the Company entered into agreements with two Israeli corporations giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). CDL was awarded a concession agreement by the Israeli Water Desalination Agency ("WDA") (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. As of March 31, 2004, the Company had made an equity investment of $0.2 million in CDL and had deferred costs of $0.6 million relating to the engineering design and development work on the project. The terms of the concession agreement originally required that long-term financing be obtained by April 2003. CDL was initially granted an extension to August 20, 2003 and a further extension to April 1, 2004 was granted by the WDA. CDL was unable to obtain long-term financing by the required date. CDL asserts that its inability to obtain financing resulting from certain errors and omissions in WDA's tendering process which would have prevented CDL from constructing the facility as proposed. On April 1, 2004 the WDA notified CDL of its intent to terminate the concession agreement and to take action to collect on a performance bond (of which it is the beneficiary) issued on behalf of CDL. On May 5, 2004, the WDA issued a notice of termination to CDL and made a demand upon the issuing bank of the performance bond. The Company's liability under the performance bond is approximately $2.5 million (a one-third proportionate share of the approximate $7.5 million performance bond). During the first quarter of 2004, as a result of the notification by the WDA of their intent to collect on the performance bond, the Company recorded a liability of $2.5 million related to its proportionate share. In addition, the Company expensed its deferred costs relating to the construction project and its investment in CDL of $0.8 million. The dispute between CDL and the WDA concerning the errors and omissions in the tendering process, the termination of the concession agreement and the demand made upon the bid bond has been submitted to binding arbitration in Israel (with CDL and WDA both as claimants and respondents), and it is expected that the matter will be heard and a decision rendered by the arbitrator in the third quarter of 2004. The Company believes that it has legitimate claims and meritorious defenses in this matter and, in cooperation with the Company's partners in CDL and CDL's outside counsel, intends to aggressively pursue recovery of performance bond payments made to WDA as well as other damages.

In the third quarter of 2003, a 50/50 joint venture between the Company and an Israeli engineering corporation was selected by Mekorot, the Israeli state-sponsored water company, to design, supply and construct a 123,000 cubic meter per day (32.5 million gallons per day) seawater desalination facility in Ashdod, Israel. The estimated value of the equipment supply and construction contract to be negotiated and entered into with respect to the project is approximately $95 million, and it is estimated that the plant will require approximately two years to construct. The joint venture submitted a $5 million bid bond with its proposal, and the Company would be responsible for 50% of this amount if a demand were made on the bid bond. It is currently anticipated that the parties will sign a final form of contract in 2004, at which time the joint venture will replace the bid bond with a performance bond in the principal amount of 10% of the contract value.

Algeria
-------
In the fourth quarter of 2003, the Company and Algerian Energy Company (AEC) were selected for a 25-year seawater desalination build-own-operate project. Sonatrach, the Algerian national energy company, will guarantee the water supply contract. The Company and AEC have formed a joint project company, Hamma Water Desalination S.p.A. (HWD), in which the Company has a 70% ownership interest. The projected $220 million capital investment will be financed by a combination of equity and non- recourse debt. Through March 31,2004, the Company made an equity investment of $0.2 million in HWD and deferred costs of approximately $0.3 million relating to the engineering design and development work on the project. If HWD obtains long-term project financing, the Company has committed to make additional equity investments to HWD of approximately $46.2 million. Terms of the contract require that long-term project financing be obtained by June 30, 2004. If HWD is unable to obtain such financing, the Company would expense its deferred costs relating to the construction project and its investment in HWD. Additionally, the Company could incur liability under a $1.0 million performance bond issued by the Company.

Guarantees and Indemnifications
-------------------------------
In the fourth quarter of 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements 5, 57, and 107 and rescission of FASB Interpretation 34" ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees became applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified as of December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements. The following is a summary of the Company's agreements and other undertakings that were determined to be within the scope of FIN 45.

In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company's commitment to proceed with a project if it is the successful bidder. Performance bonds in the form of bank guarantees are sometimes issued for the benefit of the Company's customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. In the past, the Company has not incurred significant liabilities or expenses as a result of the use of these instruments with the exception of the performance bond associated with CDL, as previously described. Approximately $113.7 million of these instruments were outstanding at March 31, 2004. Based on the Company's experience with respect to letters of credit and these bid bonds and performance bonds, the Company believes the estimated fair value of the instruments entered into during the first three months of 2004 is not material. Accordingly, the Company has not recorded any liabilities for these instruments as of March 31, 2004.

As part of past acquisitions and divestitures of businesses or assets, the Company made a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. The Company only provides such warranties or indemnifications after considering the economics of the transaction and the liquidity and credit risk of the other party in the transaction. Typically, certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but others may survive indefinitely. The warranty and indemnification obligations noted above were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. The Company has made a variety of warranties and indemnifications to sellers and purchasers that are typical for such transactions through the first quarter of 2004. The Company has not recorded any liabilities for these obligations as of March 31, 2004, as it believes that it will incur no liabilities under such provisions.

Warranty Obligations
--------------------
The Company's products generally include warranty obligations and the related estimated costs are included in cost of sales when revenue is recognized. While the Company engages in extensive product quality programs and processes, the Company's estimated costs to satisfy its warranty obligations are based upon historical product failure rates and the costs incurred in correcting such product failures. If actual product failure rates or the costs associated with fixing such product failures differ from historical rates, adjustments to the warranty obligations may be required in the period in which determined. The changes in accrued warranty obligations for the quarters ended March 31, 2004 and 2003, are as follows:

                                                                    Quarter ended March 31,
                                                               -------------------------------
(Dollars in Thousands)                                             2004             2003
                                                               --------------  ---------------
Balance at end of prior year                                         $ 1,173            $ 625
Accruals for warranties issued during the period                          55              315
Accruals related to pre-existing warranties                                -              135
Settlements made (in cash or in kind) during the period                 (209)            (256)
                                                               --------------  ---------------
Balance at end of period                                             $ 1,019            $ 819
                                                               ==============  ===============

In addition to warranty obligations, the Company recorded a $4.8 million charge in the third quarter of 2003 to retrofit certain components of the Company's demineralization systems.

10.  Income Taxes

For the quarter ended March 31, 2004, the Company recorded income tax benefit of $0.5 million on consolidated pre-tax loss from continuing operations before minority interest expense of $1.5 million, yielding an annual effective tax rate of 32.0%. For the quarter ended March 31, 2003, the Company recorded income tax expense of $0.6 million on consolidated pre-tax income from continuing operations before minority interest of $1.8 million, yielding an annual effective tax rate of 35.2%. The change in the effective tax rate for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 resulted from changes in the overall level of consolidated pre-tax profit and the geographic mix of expected losses in several foreign subsidiaries for which the Company may not be able to realize future tax benefits.

11.  Earnings Per Share (EPS)

The effect of dilutive stock options excludes those stock options for which the impact was antidilutive based on the exercise price of the options. The number of options that were antidilutive for the three months ended March 31, 2004 and 2003 was 1,182,117 and 3,245,167, respectively. All options outstanding for the three months ended March 31, 2004 were antidilutive, based on the Company's net loss.

                                                   (Amounts in thousands, except per share amounts)

                                                                 Quarter ended March 31,
                                   ---------------------------------------------------------------------------------------
                                      2004                                          2003
                                   ------------------------------------------   ------------------------------------------
                                       Net                                          Net
                                     (Loss)                      Per Share         (Loss)                      Per Share
                                     Income         Shares         Amount          Income         Shares        Amount
                                   ------------  -------------  -------------   -------------  -------------  ------------
Basic EPS
     Income available to
     common stockholders              $ (3,951)        20,322        $ (0.19)          $ 576         17,555        $ 0.03

     Effect of dilutive
     stock options                           -              -              -               -              7             -
                                   ------------  -------------  -------------   -------------  -------------  ------------

Diluted EPS                           $ (3,951)        20,322        $ (0.19)          $ 576         17,562        $ 0.03
                                   ============  =============  =============   =============  =============  ============

12.  Profit Sharing and Pension Plan

The Company has contributory profit-sharing plans (defined contribution plans) which cover employees of the Company who are members of the Fabricated Products Group of the Bridgeville division ("FPG Plan") and Ecolochem (the "Ecolochem Plan"). The Company contributions to the FPG Plan are made from the group's pre-tax profits, may vary from 8% to 15% of participants' compensation, and are allocated to participants' accounts in proportion to each participant's respective compensation. The Company made no contributions to the FPG Plan during either of the quarters ended March 31, 2004 and 2003. The Company will contribute $0.5 million to the FPG Plan in 2004 in respect of the 2003 plan year. The Ecolochem Plan covers all eligible employees of the Ecolochem Group and all contributions are made at the discretion of the Board of Directors of Ecolochem, Inc.

The Company also has a contributory defined benefit pension plan ("Retirement Plan") for all other domestic employees. Benefits are based on years of service and the employee's average compensation. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. In 2002, the Board of Directors approved a "prior period update" to January 1, 1996, so that the base monthly salary for participants in the Retirement Plan at each January 1 prior to January 1, 1996 is deemed to be the same as it was on January 1, 1996. Company contributions to the pension plan were $0.7 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively. The Company expects to contribute $3.0 million to this plan in 2004.

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

On December 30, 2003, the Board of Directors authorized the closing of the Retirement Plan and SERP to new participants, effective January 1, 2004, and the cessation of future benefit accruals. On February 13, 2004, the Company notified the participants in these plans that no further benefits would accrue after March 31, 2004. The effect of the resolutions required the recognition of curtailment losses for both the Retirement Plan and SERP, which were recorded during the period ending December 31, 2003.

The Company plans to implement changes to its post-retirement plans during the second half of 2004, including the potential merger of all defined contribution plans.

Net periodic benefit cost for all defined benefit plans consisted of the following:
                                              Quarter ended March 31,
                                          ---------------------------------
(Dollars in Thousands)                         2004              2003
                                          ---------------    --------------

Components of Net Periodic Benefit Cost:
   Service cost                                    $ 513             $ 443
   Interest cost                                     458               492
   Expected return on plan assets                   (412)             (298)
   Amortization of transition asset                    -               (11)
   Amortization of prior service cost                  -               137
   Recognized net actuarial loss                      73               147
                                          ---------------    --------------
Net periodic benefit cost                          $ 632             $ 910
                                          ===============    ==============

13.  Comprehensive (Loss) Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. The table below sets forth comprehensive (loss) income as defined by SFAS No. 130 for the quarters ended March 31, 2004 and 2003.

(Dollars in thousands)
                                                   Quarter ended March 31,
                                                  --------------------------
                                                     2004          2003
                                                  -----------  -------------
Net (loss) income                                   $ (3,951)         $ 576
Other comprehensive (loss) income, net of tax:
     Changes in value of foreign exchange
       contracts designated as cash flow hedges         (531)           352
     Translation adjustments                          (1,404)         1,042
                                                  -----------  -------------
Comprehensive (loss) income                         $ (5,886)       $ 1,970
                                                  ===========  =============

14.  Segment Information

During the first quarter of 2004, the Company realigned its business structure and began reporting new business segments. This realignment combined most of the Equipment Business Group and Ultrapure Water Group with the operations of the Ecolochem Group (see Note 3), into the new business group called Water Systems. The newly formed Water Systems Group is comprised of two operating segments, Equipment Sales and Operations. The Consumer Water Group remains a reporting group as previously constituted. The Instruments segment continues with its existing activities and combines global instrument sales by all business units. The Corporate Group captures all corporate overhead not specifically assignable to the other business groups including; certain corporate administrative and insurance costs, foreign exchange gains and losses on corporate assets, as well as the elimination of intersegment transfers. Prior year amounts have been reclassified to conform to the current year presentations with no impact on net income.

The following table summarizes the Company's operations by the four major operating segments. Corporate includes legal and research and development expenses not allocated to the business groups, certain corporate administrative and insurance costs, certain foreign exchange gains and losses, as well as the elimination of inter-segment transfers. The Company measures segment profitability on earnings before interest, taxes and minority interest.

                                                                 Quarter ended March 31, 2004
                                  ------------------------------------------------------------------------------------
                                   Equipment                    Consumer
                                     Sales       Operations       Water       Instruments   Corporate       Total
                                  -------------  ------------  ------------  --------------------------  -------------
(Amounts in thousands)
Revenue - unaffiliated                $ 33,430      $ 52,406       $ 5,721       $ 8,751           $ -      $ 100,308
Revenue - affiliated                     7,005            84             -            26             -          7,115
Inter-segment transfers                  1,331           406             2            38        (1,777)             -
Gross profit - unaffiliated              5,557        17,858         3,316         4,745             -         31,476
Gross profit - affiliated                1,001            (8)            -            12             -          1,005
Equity income (loss)                         -           583            80             -          (173)           490
(Loss) earnings before interest,
    tax and minority interest             (122)        8,395            93         1,431        (7,944)         1,853
Interest income                                                                                                   514
Interest expense                                                                                               (3,836)
Loss before income taxes and
    minority interest                                                                                          (1,469)
Identifiable assets                    407,610       637,544        98,263        36,778      (148,499)     1,031,696
Goodwill                                   899       181,674           862             -             -        183,435
Other intangible assets                 29,227        45,716         4,616           271             -         79,830

                                                                 Quarter ended March 31, 2003
                                  ------------------------------------------------------------------------------------
                                   Equipment                    Consumer
                                     Sales       Operations       Water       Instruments   Corporate       Total
                                  -------------  ------------  ------------  --------------------------  -------------
(Amounts in thousands)
Revenue - unaffiliated                $ 29,552      $ 27,682       $ 5,200       $ 8,379           $ -       $ 70,813
Revenue - affiliated                    11,653            75            16            33             -         11,777
Inter-segment transfers                  1,234         1,139             4           435        (2,812)             -
Gross profit - unaffiliated              6,910         8,549         2,962         4,790             -         23,211
Gross profit - affiliated                1,500            35             8            17             -          1,560
Equity income (loss)                         -           (78)          181             -          (204)          (101)
Earnings (loss) before interest,
    tax and minority interest            1,200         4,308           527         1,534        (6,350)         1,219
Interest income                                                                                                   778
Interest expense                                                                                                 (222)
Income before income taxes and
    minority interest                                                                                           1,775
Identifiable assets                    222,039       204,960       106,172        32,249        18,535        583,955
Goodwill                                 9,233        10,202           862             -             -         20,297
Other intangible assets                    849           784            74           319            99          2,125

15.    Derivative Financial Instruments and Hedging Activity

In the fourth quarter of 2002, the Company entered into a series of U.S. dollar/euro forward foreign exchange contracts with the intent of offsetting the foreign exchange risk associated with the forecasted revenues related to an ongoing project. At March 31, 2004, the notional amount of outstanding forward foreign exchange contracts to exchange U.S. dollars for euros, which were designated as forecasted cash flow hedging instruments, was $4.4 million. The fair values of the forward contracts, based upon dealer quotations, are recorded as components of the "Other current assets" or "Other current liabilities", depending upon the amount of the valuation. At March 31, 2004, the fair value of these forward contracts of $0.6 million was recorded as a component of "Other current assets." The net unrealized gain of $0.6 million on the forward contracts that qualified as cash-flow hedging instruments was included in "Accumulated other comprehensive loss," in the "Stockholders equity" section of the Consolidated Balance Sheets The Company expects these instruments to affect earnings over the next eighteen months. To the extent that any portion of the hedge is determined to be ineffective, the related gain or loss is required to be included in income currently. For the quarter ended March 31, 2004, the Company had no gains or losses related to ineffective cash flow hedges.

In February 2004, the Company entered into a British pound ("GBP")/U.S. dollar foreign forward exchange contract to hedge the balance sheet exposure related to an intercompany loan. At March 31, 2004, the notional amount of the outstanding forward contract to exchange U.S. dollars for GPBs, which was designated as fair value hedging instrument, was GBP 1.25 million. The fair value of this forward contract, based upon dealer quotations, is recorded as a component of "Other current assets" or "Current liabilities," depending on the amount of the valuation. At March 31, 2004, the fair value of this hedging instrument, which was immaterial, was recorded as a component of "Other current liabilities." The net unrealized loss on the instrument, which was immaterial, was recorded in "Selling, general and administrative expenses."

In connection with the acquisition of the Ecolochem Group and the execution of the credit facility, the Company entered into interest rate swap agreements that fix the Company's LIBOR rate on $100 million of the term loan at 3.1175% per annum. The swap agreements, which qualify for hedge accounting, expire in 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003, which has been filed with the Securities and Exchange Commission.

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

During the first quarter of 2004, the Company realigned its business structure and began reporting new business segments. The segment realignment combined two previously reported segments, the Equipment Business Group and Ultrapure Water Group, with the operations of the Ecolochem Group, which was acquired on February 13, 2004, to form the Water Systems Group ("WSG"). WSG results also include the consolidated results of Desalcott.

The following discussion and analysis of financial condition and results of operations refers to the activities of the Company's four operating units, which comprise the Company's reportable operating segments. These groups are Equipment Sales, Operations, Consumer Water and Instruments. The Water Systems Group consists of equipment sales and operations, and includes the operations of the Ecolochem Group, which was acquired in February 2004. The Equipment Sales segment will reflect all sales of the Company's capital equipment and related spare parts, and the Operations segment will include recurring revenue from regeneration, operating plants, disinfection chemicals and other related products. The Consumer Water Group remains unchanged, except to the extent that operations have been discontinued or shutdown. The Instruments Group operations includes all sales of instruments, including those previously reported by the Equipment Business Group and Ultrapure Water Group.

WSG provides products and related activities for seawater and brackish water desalination, water reuse and recycling, surface water treatment, and zero liquid discharge. Significant factors influencing the desalination market include worldwide water shortages, the need for better quality water in many parts of the world, and the reduced cost of operating modern desalination facilities. These factors have driven a trend toward larger plants, and toward the purchase of water supply and operating and maintenance contracts. Trends impacting the water reuse and recycling market are similar, with membrane technology becoming proven in reuse and recycling applications. The surface water market has been influenced primarily by regulatory pressures to reduce contaminants in water supplies. The use of membrane technology is also becoming more accepted in surface water applications. The zero liquid discharge market, which consists of equipment and services for the minimization of liquid waste through such techniques as evaporation, concentration and crystallization, has been influenced by regulatory pressures on utilities to eliminate discharges of process water. The Company believes that it is positioned to be able to compete successfully in these applications, although it frequently faces substantially larger competitors.

WSG also provides equipment and services for the microelectronics, power, and pharmaceutical industries, where high quality ultrapure (i.e. very highly purified) water is required for use in production processes, and is critical to ultimate product quality and yield. WSG has historically been heavily reliant upon the microelectronics industry and the continued softness in that industry has adversely impacted both revenue and profitability. WSG has been pursuing applications in other markets, such as power, pharmaceuticals and flat panel display, to lessen its reliance upon the microelectronics market.

The Consumer Water Group (CWG) provides home water units for the treatment of residential water and point-of-use "bottleless" water coolers. Prior to the divestiture of the Aqua Cool Pure Bottled Water business in the U.S., U.K. and France on December 31, 2001, it was also engaged in the home and office delivery market for bottled water. The CWG segment also produced bleach-based cleaning products and automobile windshield wash solution in its Elite Consumer Products division, which was reclassified as a discontinued operation in 2003 and sold in January 2004. Trends in the consumer water market include increased consumer awareness of and the need for improved water quality, and reduced confidence in the quality of existing water supplies.

The Instrument Group (IBG) manufactures and sells instruments and related products for the measurement of impurities in water. The Group serves the pharmaceutical, microelectronics and power markets where the measurement of water quality, including levels and types of contaminants in process water, is critical to production processes. IBG has established a strong position in the pharmaceutical industry, providing products and services that facilitate compliance with both domestic and foreign regulatory requirements. Like the WSG, the performance of the IBG segment has been impacted by the downturn in the microelectronics industry, although to a lesser extent than the WSG.

WSG has historically supplied equipment and related membranes. Starting in the mid-1980s, these groups also began to own and operate facilities that sell desalted or otherwise treated water directly to customers under water supply agreements. The revenues and cost of sales associated with equipment sales are recorded in the revenue and cost of sales lines on the Company's Consolidated Statements of Operations in the periods in which the revenues are realized. Equipment contracts are generally accounted for under the percentage of completion accounting method, and the period of time over which costs are incurred and revenues are realized may vary between six months and two years, depending on the nature and amount of equipment being supplied. For water supply agreements, with respect to smaller projects, of which the Company is the sole owner, the initial cost of the equipment becomes part of the Company's depreciable fixed asset base, and the revenues and cost of sales recorded by the Company are those that are associated with the supply of water under the water supply agreement. These contracts typically vary in length between 5 and 15 years.

In the Water Systems Group, which more recently has begun to pursue large-scale, long-term water treatment projects, the Company's business model typically has been to participate in such projects through joint venture project companies in which the Company will hold an ownership interest. Such project companies are formed to own and operate larger scale desalination, reuse, or other projects in which the Company may participate in several ways, including: having an ownership interest (typically a minority interest) in the project company; selling the desalination, reuse, or other treatment system to the project company; and providing operating and maintenance services to the project company once the project facility commences operations. These projects often exceed $100 million in total cost and may involve multiple equity participants in the project company. The Company's participation in major projects through an interest in a project company structure mitigates the risks of engaging in such activities, and also provides the Company with potential long-term equity income from such investments, because these project companies typically enter into long-term concession agreements with the customer entity.

On September 3, 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program is consolidating the Company's sales, engineering, manufacturing and accounting functions, which were spread among numerous reporting entities, into several regional centers in the United States, Europe and Asia. The Company also announced plans to divest the Elite Consumer Products division in Ludlow, MA (which was sold in January 2004), and shut down operations at the Company's Ionics Watertec facility in Australia. Additionally, during the fourth quarter of 2003, the Company decided to divest its European POU cooler business.

As a result of these decisions, the Company recorded restructuring charges of approximately $2.8 million during 2003 relating primarily to employee severance costs for the elimination of approximately 160 positions, and an additional $0.6 million during the first quarter of 2004. The Company expects to realize a reduction of approximately $15.4 million in operating expenses in 2004 as a result of these restructuring initiatives.

During 2003, the Company's management and Board of Directors approved a plan of disposition to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, MA, which was part of CWG, and its European POU cooler business, which sells point-of-use "bottleless" water coolers in Ireland and the U.K. Accordingly, the Company's Consolidated Financial Statements and Notes have been reclassified to reflect these businesses as discontinued operations in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for all periods presented. Losses from discontinued operations were $2.7 million for the first quarter of 2004 and $0.4 million for the first quarter of 2003.

In the first quarter of 2004, the Company completed the acquisition of the Ecolochem Group. The Ecolochem Group, privately held companies headquartered in Norfolk, Virginia, are a leading provider of emergency, short and long-term mobile water treatment services to the power, petrochemical and other industries. The acquisition significantly increases the Company's ability to offer extensive outsourced water services to its customer base and adds significantly to the Company's recurring revenue base. The Ecolochem Group, which will be included in the Operations unit of the Company's Water Systems segment, offers three broad categories of water treatment offerings: emergency, supplemental and extended term outsourcing.

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

The following discussion and analysis describes material changes in the Company's financial condition since December 31, 2003. The analysis of results of operations compares the quarter ended March 31, 2004 with the comparable period of the prior fiscal year.

RESULTS OF OPERATIONS

Comparison of the Quarters Ended March 31, 2004 and March 31, 2003
------------------------------------------------------------------
The Company reported consolidated revenues of $107.4 million and a net loss of $4.0 million for the first quarter of 2004, compared to consolidated revenues of $82.6 million and net income of $0.6 million for the first quarter of 2003. During 2003, as part of the Company's restructuring plan, the Company approved plans to divest its Elite Consumer Products division and its European Point of Use ("POU") cooler business. Accordingly, results for the Company's Elite Consumer Products division and European POU cooler business, which are part of the Consumer Water Group, have been reclassified to discontinued operations in the Consolidated Statements of Operations for all periods presented. In the third quarter of 2003, the Company completed the acquisition of substantially all of the assets of CoolerSmart LLC, a limited liability company in the business of leasing POU "bottleless" water coolers. In the first quarter of 2004, the Company acquired substantially all of the assets of the Ecolochem Group, which are a leading provider of emergency, short and long-term mobile water treatment services to the power, petrochemical and other industries. Also, the Company has consolidated Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), a Trinidad project company upon adoption of FIN 46, which the Company adopted effective January 1, 2004.

Revenues
--------
Total Company's revenues of $107.4 million for the first quarter of 2004 increased $24.8 million or 30.1% from revenues of $82.6 million for the first quarter of 2003. Revenues in 2004 include $11.9 million from the Ecolochem Group from the acquisition date of February 13, 2004 through the end of the first quarter, as well as revenues of $6.9 million from Desalcott for the first quarter of 2004. The Company expects to include revenues from the Ecolochem Group and Desalcott in future periods.

The following table reflects the revenues of the Company's four business segments and sales to affiliated companies for the first quarter of 2004 and 2003:

      (Dollars in thousands)                          Quarter ended March 31,
                                             -------------------------------------
                                                    2004               2003           Dollar Change      Percentage Change
                                             -----------------  ------------------   ---------------    -------------
Revenues
      Equipment Sales                                $ 33,430            $ 29,552           $ 3,878           13.1 %
      Operations                                       52,406              27,682            24,724           89.3 %
      Consumer Water                                    5,721               5,200               521           10.0 %
      Instruments                                       8,751               8,379               372            4.4 %
      Affiliated companies                              7,115              11,777            (4,662)           (39.6)%
                                             -----------------  ------------------   ---------------    -------------
                                                    $ 107,423            $ 82,590          $ 24,833           30.1 %
                                             =================  ==================   ===============    =============

Equipment Sales revenues of $33.4 million in the first quarter of 2004 increased $3.9 million, or 13.1%, compared to revenues of $29.6 million in the first quarter of 2003. The increase in revenues was primarily attributable to the sale of capital equipment to the microelectronics industry by the Company's Singapore subsidiary.

Operations revenue of $52.4 million in the first quarter of 2004 increased $24.7 million, or 89.3%, compared to revenues of $27.7 million in the first quarter of 2003. The increase in revenues was attributable to several sources, including revenues from the Ecolochem Group of $11.9 million in the first quarter of 2004, which was acquired on February 13, 2004, and from Desalcott of $6.9 million, which was consolidated upon adoption of FIN 46 effective January 1, 2004. Operations revenue also increased in the first quarter of 2004 compared to the first quarter of 2003, as a result of increased sales of $2.5 million of sodium hypochlorite in Australia and increased domestic ion-exchange regeneration revenue of $1.3 million.

CWG revenues totaled $5.7 million in the first quarter of 2004 compared to revenues of $5.2 million in the first quarter of 2003, representing an increase of $0.5 million, or 10.0%. Any sales relating to the Company's Elite Consumer Products division in Ludlow, MA, as well as the Company's European POU cooler businesses, have been reclassified to discontinued operations for all periods presented.

Instruments revenues of $8.8 million in the first quarter of 2004 increased $0.4 million, or 4.4%, compared to revenues of $8.4 million in the first quarter of 2003. The increase in revenues primarily resulted from increased sales of aftermarket products.

Revenues from sales to affiliated companies of $7.1 million in the first quarter of 2004 decreased $4.7 million, or 39.6%, compared to revenues from affiliated companies of $11.8 million in the first quarter of 2003. The decrease in revenues from sales to affiliated companies primarily resulted from lower capital equipment revenue associated with the Company's Kuwait joint venture company, Utilities Development Company, W.L.L. ("UDC"), in connection with the Kuwait wastewater treatment project.

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

Cost of Sales
-------------
The following table reflects cost of sales and cost of sales as a percentage of revenue of the Company's four business segments and to affiliated companies for the first quarter of 2004 and 2003:

      (Dollars in thousands)                                         Quarter ended March 31,
                                             -------------------------------------------------------------------------
                                                                 Percentage of                            Percentage
                                                   2004             Revenue                2003           of Revenue
                                             -----------------   -----------------------------------   ---------------
Cost of Sales
      Equipment Sales                                $ 27,873             83.4%            $ 22,642             76.6%
      Operations                                       34,548             65.9%              19,133             69.1%
      Consumer Water                                    2,405             42.0%               2,238             43.0%
      Instruments                                       4,006             45.8%               3,589             42.8%
      Affiliated companies                              6,110             85.9%              10,217             86.8%
                                             -----------------   ---------------   -----------------   ---------------
                                                     $ 74,942             69.8%            $ 57,819             70.0%
                                             =================   ===============   =================   ===============

The Company's total cost of sales as a percentage of revenue was 69.8% in the first quarter of 2004 and 70.0% in the first quarter of 2003. The resulting gross margin increased to 30.2% in the first quarter of 2004 from to 30.0% in the first quarter of 2003. Cost of sales as a percentage of revenue increased in the Equipment Sales and Instruments segments and decreased for Operations, Consumer Water and Affiliated companies.

Equipment Sales cost of sales as a percentage of revenue increased to 83.4% in the first quarter of 2004 from 76.6% in the first quarter of 2003. The increase in cost of sales as a percentage of revenue for Equipment Sales is primarily attributable to charges relating the write-off of deferred project costs of $0.6 million associated with the CDL joint venture desalination project in Israel and $0.4 million for charges for domestic project overruns. Additionally, other long-term contracts generated less gross profit during the first quarter of 2004 compared to the first quarter of 2003.

Operations cost of sales as a percentage of revenue decreased to 65.9% in the first quarter of 2004 from 69.1% in the first quarter of 2003. The decrease in cost of sales as a percentage of revenue is attributable to the consolidation of Desalcott effective January 1, 2004 and the acquisition of the Ecolochem Group on February 13, 2004, both of which have lower prevailing cost of sales percentages. The approximate impact of the Desalcott consolidation was 2.7 percentage points and the impact of Ecolochem was approximately 2.0 percentage points.

CWG cost of sales as a percentage of revenue decreased to 42.0% in the first quarter of 2004 from 43.0% in the first quarter of 2003. Results for the Company's Elite Consumer Products division in Ludlow, MA, as well as the Company's European POU cooler business, have been reclassified to discontinued operations for all periods presented.

IBG's cost of sales as a percentage of revenue increased to 45.8% in the first quarter of 2004 from 42.8% in the first quarter of 2003 primarily due to a less favorable product mix and lower software sales.

Cost of sales to affiliated companies as a percentage of revenue decreased to 85.9% in the first quarter of 2004 from 86.8% in the first quarter of 2003 and primarily represents cost of sales to UDC, for which the Company eliminates intercompany profit equal to its 25% equity ownership in UDC.

Operating Expenses
------------------
The following table compares the Company's operating expenses for the first quarter of 2004 and 2003:

     (Dollars in thousands)                                       Quarter ended March 31,
                                                  --------------------------------------------------------
                                                     2004      Percentage         2003        Percentage
                                                               of Revenue                     of Revenue
                                                  -----------  -------------  -------------   ------------
Operating expenses

                                                  ----------  -------------  -------------   ------------
     Research and development expenses               $ 1,531           1.4%        $ 1,777           2.2%
                                                  -----------  -------------  -------------   ------------

                                                  ----------  -------------  -------------   ------------
     Selling, general and administrative expenses   $ 29,023          27.0%       $ 21,674          26.2%
                                                  -----------  -------------  -------------   ------------

Research and development expenses consist primarily of personnel costs and costs associated with the development of new products and the enhancement of existing products for the Equipment Sales, Operations and Instruments segments. Research and development expenses decreased $0.2 million during the first quarter of 2004 compared to the first quarter of 2003. The Company currently expects to continue to invest in new products, processes and technologies at the current spending level.

Selling, general and administrative expenses increased $7.3 million during the first quarter of 2004 to $29.0 million from $21.7 million during the first quarter of 2003. Selling, general and administrative expenses as a percentage of sales increased to 27.0% in the first quarter of 2004 from 26.2% in the first quarter of 2003. The increase in selling, general, and administrative costs was primarily attributable to the consolidation of Desalcott, effective January 1, 2004, upon the adoption of FIN 46 and the acquisition of Ecolochem on February 13, 2004. Also, the Company recorded a $2.5 million loss associated with a performance bond that has been drawn upon in connection with the CDL joint venture's desalination project in Israel. The Company also incurred $0.6 million in costs associated with the implementation of a Company-wide enterprise resource planning system.

Restructuring Charges
---------------------
The following table compares the Company's expenses relating to restructuring expenses for the first quarter of 2004 and 2003:

(Dollars in thousands)                                          Quarter ended March 31,
                                        ------------------------------------------------------------------------
                                              2004            Percentage            2003          Percentage
                                                              of Revenue                          of Revenue
                                        -----------------  -----------------------------------   ---------------


                                         ----------------  ----------------  -----------------   ---------------
Restructuring charges                              $ 564              0.5%                $ -              0.0%
                                        -----------------  ----------------  -----------------   ---------------

During the third quarter of 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program is consolidating the Company's sales, engineering, manufacturing and accounting functions, which were located in many reporting entities, into several regional centers in the United States, Europe and Asia. The Company also announced plans to consolidate the Equipment Business Group and Ultrapure Water Group into a single business group, divest the Elite Consumer Products division in Ludlow, MA, shut down the Ionics Watertec facility in Australia as well as the Company's European Home Water activities (the sale of home water conditioners in Ireland and the U.K.). Additionally, during the fourth quarter of 2003, the Company decided to divest its European POU cooler business, which engaged in the sale of POU "bottleless" coolers in Ireland and the U.K.

As a result of these decisions, the Company recorded restructuring charges of approximately $2.8 million during 2003 relating to employee severance costs for the elimination of approximately 160 positions primarily in the EBG and UWG segments and an additional $0.6 million in the first quarter of 2004, relating primarily to the termination of facility leases. At March 31, 2004, substantially all of the employees whose employment was terminated as a result of these restructuring activities left the Company. Additionally, at March 31, 2004, the Company has approximately $0.7 million accrued for restructuring costs associated with vacated leased facilities and employee severance arrangements. The Company expects the remaining severance payments to be made during the second quarter of 2004 and facility lease payments, less estimates of sub-lease rental income, through the second quarter of 2006. The Company expects to realize a reduction of approximately $15.4 million in operating expenses in 2004 as a result of these actions.

Interest Income and Interest Expense
------------------------------------
The following table compares the Company's interest income and interest expense for the first quarter of 2004 and 2003:

(Dollars in thousands)                                           Quarter ended March 31,
                                        --------------------------------------------------------------------------
                                              2004           Percentage               2003           Percentage
                                                             of Revenue                              of Revenue
                                        ------------------   -----------------------------------   ---------------


Interest Income                                     $ 514              0.5%               $ 778              0.9%
                                        ------------------   ---------------  ------------------   ---------------

Interest Expense                                 $ (3,836)             (3.6)%            $ (222)             (0.3)%
                                        ------------------   ---------------  ------------------   ---------------

Interest income totaled $0.5 million in the first quarter of 2004 and $0.8 million in the first quarter of 2003. Interest expense was $3.8 million in the first quarter of 2004 compared to $0.2 million in the first quarter of 2003. The increase in interest expense is attributable to increased borrowings as a result of the Ecolochem acquisition as well as interest expense from the consolidation Desalcott upon adoption of FIN 46, on January 1, 2004.

Equity Income (Loss)
--------------------
The Company's proportionate share of the earnings and losses of affiliated companies in which it holds a minority equity interest is included in equity income. The following table compares the Company's equity (loss) income relating to the results of its minority equity investments for the first quarter of 2004 and 2003:

(Dollars in thousands)                                           Quarter ended March 31,
                                        --------------------------------------------------------------------------

                                              2004           Percentage                 2003           Percentage
                                                             of Revenue                                of Revenue
                                        ------------------   -----------------------------------   ---------------


                                        -----------------   ---------------  ------------------   ---------------
Equity income (loss)                                $ 490             0.5 %              $ (101)             (0.1)%
                                        ------------------   ---------------  ------------------   ---------------

Equity income amounted to $0.5 million in the first quarter of 2004 and an equity loss of $0.1 million was incurred in the first quarter of 2003. The Company's equity income (loss) is derived primarily from its 20% equity interest in a Mexican joint venture company, which owns two water treatment plants in Mexico, its 43% ownership in Toray Membrane America, Inc. (TMA), a membrane manufacturer, its equity interests in several joint ventures in the Middle East which engage in bottled water distribution, and to a lesser extent from its other equity investments in affiliated companies. In 2003, equity losses were also included as a result of the Company's 40% equity interest in Desalcott, which was consolidated upon the adoption of FIN 46, on January 1, 2004.

Income Tax Benefit (Expense)
----------------------------
The following table compares the Company's income tax benefit (expense) and effective tax rates for the first quarter of 2004 and 2003:

(Dollars in thousands)                                           Quarter ended March 31,
                                        --------------------------------------------------------------------------

                                              2004           Effective Tax Rate     2003           Effective Tax Rate
                                        ------------------   -----------------------------------   ---------------


                                        -----------------   ---------------  ------------------   ---------------
Income tax benefit (expense)                        $ 470            32.0 %              $ (624)            (35.2)%
                                        ------------------   ---------------  ------------------   ---------------

For the quarter ended March 31, 2004, the Company recorded income tax benefit of $0.5 million on consolidated pre-tax loss from continuing operations before minority interest expense of $1.5 million, yielding an annual effective tax rate of 32%. For the quarter ended March 31, 2003, the Company recorded income tax expense of $0.6 million on consolidated pre-tax income from continuing operations before minority interest of $1.8 million, yielding an annual effective tax rate of 35.2%. The change in the effective tax rate for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 resulted from changes in the overall level of consolidated pre-tax profit and the geographic mix of expected losses in several foreign subsidiaries for which the Company may not be able to realize future tax benefits.

The Company continually assesses the realizability of its deferred tax asset. Deferred tax assets may be reduced by a valuation allowance, if based on the weight of available evidence; it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. The Company considers future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. Negative evidence that would suggest the need for a valuation allowance consists of the Company's recent cumulative operating losses that were attributable to unprofitable businesses.

The positive evidence consists of the Company's current initiative to realign its businesses to operate more efficiently. In addition, the Company recently acquired the Ecolochem Group, which has had strong historical earnings. The Company believes that future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets. In the event that it is determined that the Company's financial projections of pre-tax profits change and it becomes more likely than not that the net deferred tax assets will not be realized, an adjustment to the net deferred tax assets will be made and will result in a charge to income in the period such determination is made.

Discontinued Operations
-----------------------
In the third quarter of 2003, the Company's management and Board of Directors approved a plan of disposition to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, MA, which was part of Consumer Water Group. Additionally, during the fourth quarter of 2003, the Company's management and Board of Directors approved a plan to sell its European POU cooler business, which sells point-of-use "bottleless" water coolers in Ireland and the U.K. Accordingly, the Company's Consolidated Financial Statements and Notes have been reclassified to reflect these businesses as discontinued operations in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The following table compares the Company's results of discontinued operations for the quarter ended March 31, 2004 and 2003:

      (Dollars in thousands)                        Quarter ended March 31,
                                                -------------------------------
                                                     2004               2003
                                                ---------------  --------------
Discontinued Operations
      Loss from operations                            $ (3,303)      $ (527)
      Income tax benefit                                   604          150
                                                ---------------  --------------
Loss from discontinued operations, net of tax         $ (2,699)       $ (377)
                                                ===============  ==============

The loss from discontinued operations of $2.7 million, or $3.3 million on a pre-tax basis, in the first quarter of 2004 includes losses to adjust the net book value to the expected purchase price of the European POU business. In the first quarter of 2004, the Company completed the sale of the Elite Consumer Products division for approximately $5.2 million and expects to complete the sale of the European POU business in during the second quarter of 2004.

Net (Loss) Income
-----------------
The following table compares the Company's net (loss) income and percentage of revenues for the quarter ended March 31, 2004 and 2003:

(Dollars in thousands)                                           Quarter ended March 31,
                                        ------------------------------------------------------------------------------------
                                              2004           Percentage of Revenue     2003           Percentage of Revenue
                                        ------------------   -----------------  -----------------     ----------------------

                                        -----------------   ---------------    ------------------        ---------------
Net (loss) income                                $ (3,951)             (3.7)%             $ 576              0.7%
                                        ------------------   ---------------    ------------------        ---------------

Net loss amounted to $4.0 million in the first quarter of 2004 compared to net income of $0.6 million for the first quarter of 2003.

FINANCIAL CONDITION

The following table compares the Company's net working capital and current ratio at March 31, 2004 and at December 31, 2003:

(Dollars in thousands)
                                         March 31, 2004        December 31, 2003          Change
                                        ------------------   --------------------   ----------------

Total current assets                            $ 299,264              $ 315,818          $ (16,554)
Total current liabilities                         134,765                118,092             16,673

                                        -----------------   --------------------    ----------------
Net working capital                             $ 164,499              $ 197,726          $ (33,227)
                                        ------------------  --------------------   ----------------

                                        -----------------   --------------------    ----------------
Current ratio                                         2.2                    2.7               (0.5)
                                        ------------------   --------------------   ----------------

Net working capital decreased $33.2 million during the first quarter of 2004, while the Company's current ratio, defined as current assets divided by current liabilities, of 2.2 at March 31, 2004 decreased from 2.7 at December 31, 2003. The decrease in the current ratio primarily reflects the use of the Company's cash for the acquisition of the Ecolochem Group.

At March 31, 2004, the Company had total assets of $1,039.6 million, compared to total assets of $592.0 million at December 31, 2003. The increase in total assets primarily relates to the acquisition of Ecolochem $366.5 million and the consolidation of Desalcott $158.5 million, upon adoption of FIN 46, on January 1, 2004. Cash and cash equivalents decreased $47.1 million, primarily reflecting funds used for the acquisition of the Ecolochem Group in February 2004.

Net cash used in operating activities amounted to $2.1 million during the first quarter of 2004 included the loss from continuing operations, adjusted to exclude the effects of non-cash items for depreciation and amortization of $9.9 million and deferred tax assets of $7.9 million. These sources of operating cash were offset by uses for increased affiliate accounts receivable of $3.4 million, primarily from continuing work on the Kuwait wastewater project and the reduction of other current assets of $6.9 million.

Net cash used in investing activities during the first quarter of 2004 amounted to $232.2 million, primarily reflecting the use of $223.3 million for the acquisition of the Ecolochem Group, net of cash acquired, and investments of $8.3 million for property, plant, and equipment.

Net cash provided by financing activities during the first quarter of 2004 amounted to $162.6 million, reflecting the borrowings under the Company's new credit facility established for the acquisition of the Ecolochem Group of $175.0 million, deferred financing costs of $6.2 million and restricted cash from Desalcott upon adoption of FIN 46 on January 1, 2004.

Borrowings and Lines of Credit
------------------------------
On February 13, 2004, the Company acquired all of the outstanding shares of capital stock and ownership interests of the Ecolochem Group from the shareholders and owners of the Ecolochem Group for an aggregate purchase price of $366.5 million, consisting of $219.0 million in cash (which includes $9.8 million in escrow to be paid when the Company makes a Section 338 (h) (10) election with respect to selected acquired intangible assets) and 4,652,648 shares of the Company's common stock. The issuance of 4,652,648 shares of the Company's common stock was valued at $139.9 million based on the closing price of the common stock for the two days before, the day of and the two days after the announcement by the Company of its agreement to acquire the Ecolochem Group. The purchase price includes capitalizable acquisition costs of $7.6 million, consisting of investment banking, legal, consulting and accounting services. The cash portion of the consideration was financed with the Company's available cash resources and proceeds from $255 million senior credit facilities with a syndication of lenders led by UBS, Fleet Bank and Bank of America. Proceeds from these credit facilities were used to fund the acquisition, pay certain transaction-related fees and expenses, provide for ongoing working capital and support the issuance of letters of credit. The facilities consist of a $175 million 7-year term loan and an $80 million 5-year revolving credit facility.

Borrowings under the facilities bear interest equal to a base rate (generally the Prime Rate) plus a specified margin or LIBOR plus a specified margin, at the Company's option; the specified margins are a function of the Company's leverage ratio. Interest on outstanding borrowings is payable quarterly. The facilities are collateralized by the assets of the Company and of its domestic subsidiaries and by 65% of certain of the equity of the Company's international subsidiaries. The terms of the facilities include financial covenants relating to fixed charge coverage, interest coverage, leverage ratio and capital expenditures, the most restrictive of which are anticipated to be the leverage ratio and limitations on capital spending. The terms of the credit facilities contain provisions that limit the Company's ability to incur additional indebtedness in the future and place other restrictions on the Company's business. In connection with the execution of the credit facility, the Company entered into interest rate swap agreements that fix the Company's LIBOR rate on $100 million of the term loan at 3.1175% per annum. The swap agreements expire in 2010.

During the first quarter of 2004, the Company was required to apply the provisions of FIN 46 to variable interests entities created before February 1, 2003. As a result, effective January 1, 2004, the Company consolidated the operations, assets, liabilities and minority interests of the Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), in which the Company holds a 40% equity interest, because the Company believes it holds a majority of the related financial risks. As of March 31, 2004, Desalcott had total assets and total liabilities of approximately $159.5 million and $134.7 million, respectively. Included in liabilities is debt of $112.4 million, which is collateralized by substantially all of the assets of Desalcott, and is non-recourse to the Company.

Other Commitments and Contingencies
-----------------------------------
From time to time, the Company enters into joint ventures with respect to specific projects, including the projects in Trinidad, Kuwait, Israel and Algeria described below. Each joint venture arrangement is independently negotiated based on the specific facts and circumstances of the project, the purpose of the joint venture entity related to the project, as well as the rights and obligations of the other joint venture partners. Generally, the Company has structured its project joint ventures so that the Company's obligation to provide funding to the underlying project or to the joint venture entity is limited to its proportional capital contribution, which can take the form of equity or subordinated debt. The Company generally has no commitment to fund the joint venture's working capital or other cash needs. The joint venture entities typically obtain third-party debt financing for a substantial portion of the project's total capital requirements. In these situations, the Company is not responsible for the repayment of the indebtedness incurred by the joint venture entity. In connection with a joint venture's project, the Company may also enter into contracts for the supply and installation of the Company's equipment during the construction of the project or for the operation and maintenance of the facility once it begins operation, or both. These commercial arrangements do not require the Company to commit to any funding for working capital or any other requirements of the joint venture company. As a result, the Company's exposure with respect to its joint ventures is typically limited to its debt and equity investments in the joint venture entity, the fulfillment of any contractual obligations it has to the joint venture entity and the accounts receivable owing to the Company from the joint venture entity.

The operations, assets, liabilities and minority interests of Desalcott are consolidated with the Company effective January 1, 2004, as a result of the adoption of FIN 46. The operations, assets and liabilities of the Algerian joint venture company are consolidated with the Company as a majority-owned subsidiary. The Kuwait and Israel projects discussed below constitute off-balance sheet arrangements.

Trinidad
--------
In 2000, the Company acquired 200 ordinary shares of Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), for $10 million and loaned $10 million to Hafeez Karamath Engineering Services Ltd. ("HKES"), the founder of Desalcott and promoter of the Trinidad desalination project, to enable HKES to acquire an additional 200 ordinary shares of Desalcott. Prior to those investments, HKES owned 100 ordinary shares of Desalcott. As a result, the Company currently owns a 40% equity interest in Desalcott, and HKES currently owns a 60% equity interest in Desalcott. In the second quarter of 2002, construction was completed on the first four (out of five) phases of the Trinidad desalination facility owned by Desalcott, and the facility commenced water deliveries to its customer, the Water and Sewerage Authority of Trinidad and Tobago ("WASA").

The Company's $10 million loan to HKES is included in "Notes receivable, long-term" in the Company's Consolidated Balance Sheets. The loan bears interest at a rate equal to 2% above the London Interbank Offered Rate (LIBOR), with interest payable (subject to availability of funds) starting October 25, 2002 and every six months thereafter and at maturity. Prior to maturity, accrued interest (as well as principal payments) is payable only to the extent dividends or other distributions are paid by Desalcott on the ordinary shares of Desalcott owned by HKES and pledged to the Company. Principal repayment is due in 14 equal installments commencing on April 25, 2004 and continuing semiannually thereafter. The loan matures and is payable in full on April 25, 2011. The loan is collateralized by a security interest in the shares of Desalcott owned by HKES and purchased with the borrowed funds, which is subordinate to the security interest in those shares in favor of the Trinidad bank that provided the financing for Desalcott. In addition, any dividends or other distributions paid by Desalcott to HKES on the pledged shares must be applied to loan payments to the Company.

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

Upon adoption of FIN 46 (see Note 2), as of January 1, 2004, the Company has consolidated the operations, assets, liabilities and minority interests of Desalcott and its results of operations for the first quarter of 2004.

In April 2004, following an unsuccessful mediation attempt, Desalcott notified WASA that it had commenced an arbitration proceeding under the dispute resolution procedures of the water supply agreement between Desalcott and WASA dated August 29, 1999 and amended in May 2000 (the "Water Supply Agreement"). Desalcott is seeking, among other things, payments from WASA for certain water price increases as provided for in the Water Supply Agreement, as well as damages for delays in plant completion which Desalcott claims resulted from delays in obtaining a government guaranty of payments by WASA and certain tax incentives. WASA has contested the amounts of the water price increases claimed by Desalcott, asserting that Desalcott did not pass along to WASA certain cost savings realized by Desalcott. In addition, WASA asserts that Desalcott's ability to make up production shortfalls by selling excess production is more limited contractually than claimed by Desalcott. In addition, WASA has also asserted that Desalcott is liable for liquidated damages because of delays in the completion of the plant, irrespective of the delay in obtaining the government guaranty, and that such liquidated damages currently total approximately $4.0 million and are still accumulating. WASA has asserted additional liquidated damages will be owed by Desalcott for the delay in the completion of Phase 5 of the project, or that in the alternative it may seek to reject or terminate Phase 5. Under the currently projected timetable, this matter should be heard in arbitration by the International Chamber of Commerce in London late in 2004.

Kuwait
------
During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and construction of the project commenced. At March 31, 2004, the Company had invested a total of $10.9 million as equity and subordinated debt in UDC. The Company has commitments to make additional equity investments or issue additional subordinated debt to UDC of approximately $6.4 million over the next two years. In addition, a total of $18.6 million in performance bonds have been issued on behalf of the Company's Italian subsidiary in connection with the project.

Israel
------
In 2001, the Company entered into agreements with an Israeli cooperative society and an Israeli corporation for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. During the second quarter of 2003, the Israeli cooperative society and the Company acquired the ownership interest of the Israeli corporation in MDL. In the second quarter of 2003, MDL finalized a concession contract with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. In the second quarter of 2003, MDL obtained $8 million of debt financing for the project from an Israeli bank, and the Company has guaranteed repayment of 49% of the loan amount in the form of a bank letter of guarantee. In the third quarter of 2003, the Company through its Israeli subsidiary made an equity investment of $1.5 million in MDL for its 49% equity interest. This project is scheduled to be completed in the second quarter of 2004.

In 2002, the Company entered into agreements with two Israeli corporations giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). CDL was awarded a concession agreement by the Israeli Water Desalination Agency ("WDA") (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. As of March 31, 2004, the Company had made an equity investment of $0.2 million in CDL and had deferred costs of $0.6 million relating to the engineering design and development work on the project. The terms of the concession agreement originally required that long-term financing be obtained by April 2003. CDL was initially granted an extension to August 20, 2003 and a further extension to April 1, 2004 was granted by the WDA. CDL was unable to obtain long-term financing by the required date. CDL asserts that its inability to obtain financing resulting from certain errors and omissions in WDAs tendering process which would have prevented CDL from constructing the facility as provided. On April 1, 2004 the WDA notified CDL of its intent to terminate the concession agreement and to take action to collect on a performance bond (of which it is the beneficiary) issued on behalf of CDL. On May 5, 2004, the WDA issued a notice of termination to CDL and made a demand upon the issuing bank of the performance bond. The Company's liability under the performance bond is approximately $2.5 million (a one-third proportionate share of the approximate $7.5 million performance bond). During the first quarter of 2004, as a result of the notification by the WDA of their intent to collect on the performance bond, the Company recorded a liability of $2.5 million related to its proportionate share. In addition, the Company expensed its deferred costs relating to the construction project and its investment in CDL of $0.8 million. The dispute between CDL and the WDA concerning the errors and omissions in the tendering process, the termination of the concession agreement and the demand made upon the bid bond has been submitted to binding arbitration in Israel (with CDL and WDA both as claimants and respondents), and it is expected that the matter will be heard and a decision rendered by the arbitrator in the third quarter of 2004. The Company believes that it has legitimate claims and meritorious defenses in this matter and, in cooperation with the Company's partners in CDL and CDL's outside counsel, intends to aggressively pursue recovery of performance bond payments made to WDA as well as other damages.

In the third quarter of 2003, a 50/50 joint venture between the Company and an Israeli engineering corporation was selected by Mekorot, the Israeli state-sponsored water company, to design, supply and construct a 123,000 cubic meter per day (32.5 million gallons per day) seawater desalination facility in Ashdod, Israel. The estimated value of the equipment supply and construction contract to be negotiated and entered into with respect to the project is approximately $95 million, and it is estimated that the plant will require approximately two years to construct. The joint venture submitted a $5 million bid bond with its proposal, and the Company would be responsible for 50% of this amount if a demand were made on the bid bond. It is currently anticipated that the parties will sign a final form of contract in 2004, at which time the joint venture will replace the bid bond with a performance bond in the principal amount of 10% of the contract value.

Algeria
-------
In the fourth quarter of 2003, the Company and Algerian Energy Company (AEC) were selected for a 25-year seawater desalination build-own-operate project. Sonatrach, the Algerian national energy company, will guarantee the water supply contract. The Company and AEC have formed a joint project company, Hamma Water Desalination S.p.A. (HWD), in which the Company has a 70% ownership interest. The projected $220 million capital investment will be financed by a combination of equity and non- recourse debt. Through March 31, 2004, the Company made an equity investment of $0.2 million in HWD and deferred costs of approximately $0.3 million relating to the engineering design and development work on the project. If HWD obtains long-term project financing, the Company has committed to make additional equity investments to HWD of approximately $46.2 million. Terms of the contract require that long-term project financing be obtained by June 30, 2004. If HWD is unable to obtain such financing, the Company would expense its deferred costs relating to the construction project and its investment in HWD. Additionally, the Company could incur liability under a $1.0 million performance bond issued by the Company.

Guarantees and Indemnifications
-------------------------------
In the fourth quarter of 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements 5, 57, and 107 and rescission of FASB Interpretation 34" ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees became applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified as of December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements. The following is a summary of the Company's agreements and other undertakings that were determined to be within the scope of FIN 45.

In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company's commitment to proceed with a project if it is the successful bidder. Performance bonds in the form of bank guarantees are sometimes issued for the benefit of the Company's customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. In the past, the Company has not incurred significant liabilities or expenses as a result of the use of these instruments with the exception of the performance bond associated with CDL, as previously described. Approximately $113.7 million of these instruments were outstanding at March 31, 2004. Based on the Company's experience with respect to letters of credit and these bid bonds and performance bonds, the Company believes the estimated fair value of the instruments entered into during the first three months of 2004 is not material. Accordingly, the Company has not recorded any liabilities for these instruments as of March 31, 2004.

As part of past acquisitions and divestitures of businesses or assets, the Company made a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. The Company only provides such warranties or indemnifications after considering the economics of the transaction and the liquidity and credit risk of the other party in the transaction. Typically, certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but others may survive indefinitely. The warranty and indemnification obligations noted above were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. The Company has made a variety of warranties and indemnifications to sellers and purchasers that are typical for such transactions through the first quarter of 2004. The Company has not recorded any liabilities for these obligations as of March 31, 2004, as it believes that it will incur no liabilities under such provisions.

The following table reflects significant changes to the Company's contractual obligations from December 31, 2003. The cash portion of the Ecolochem acquisition was primarily financed from the proceeds from the new $255 million senior credit facilities with the syndication of lenders. The facilities consist of a $175 million 7-year term loan and an $80 million 5-year revolving credit facility. Also, pursuant to FIN 46, effective January 31, 2004, the Company consolidated the assets, liabilities and minority interests of Desalcott. The Desalcott debt consists of 20-year loans and is secured by substantially all the assets of Desalcott, and is non-recourse to the Company.


                                              Less             1-3             4-5         After 5
(Dollars in Thousands)                 than 1 Year           Years           Years           Years           Total
------------------------------------------------------------------------------------------------------------------

                Notes Payable and
Current Portion of Long-Term Debt         $ 2,425         $ 3,113         $ 3,288         $ 2,969        $ 11,795

   Debt for Ecolochem acquisition           1,750           3,500           3,500         166,250       $ 175,000

          Desalcott Notes Payable           4,954          10,695          11,618          85,175       $ 112,442
                                  --------------------------------------------------------------------------------

                                  -------------------------------------------------------------------------------
    Total Contractual Obligations         $ 9,129        $ 17,308        $ 18,406       $ 254,394       $ 299,237
                                  ================================================================================

Maturities of all cash borrowings outstanding for the five years ended December 31, 2004 through December 2008 are approximately $9.1 million, $8.1 million, $9.2 million, $9.1 million, $9.3 million, respectively, and $254.4 million thereafter. The weighted average interest rate on all borrowings was 6.33% and 6% at March 31 2004 and December 31, 2003, respectively.

The Company believes that its existing and cash equivalents, cash generated from operations, and senior credit facilities will be sufficient to fund its capital expenditures, working capital requirements and contractual obligations and commitments at least through 2005.

FORWARD-LOOKING INFORMATION

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
----------------------------------------------------------------------------
Certain statements contained in this report, including, without limitation, statements regarding expectations as to the Company's future results of operations, statements in the "Notes to the Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements. Such statements are based on management's current views and assumptions and are neither promises nor guarantees but involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations as described in such forward-looking statements. Among these factors are the matters described under "Risks and Uncertainties" contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as well as overall economic and business conditions; competitive factors, such as acceptance of new products and pricing pressures and competition from companies larger than the Company; risk of nonpayment of accounts receivable, including those from affiliated companies; risks associated with the recently announced restructuring program; Risks associated with the integration of the activities of the Ecolochem Group with those of the Company; risks associated with foreign operations; risks associated with joint venture entities, including their respective abilities to arrange for necessary long-term project financing; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, as described below under "Quantitative And Qualitative Disclosures About Market Risk"; fluctuations in the Company's quarterly results; and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made, and the Company disclaims any obligation to update, supplement or modify such statements in the event the facts, circumstances or assumptions underlying the statements change, or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments
----------------------
The Company enters into foreign exchange contracts including forwards, options and swaps. The Company's policy is to enter into such contracts only for the purpose of managing exposures and not for speculative purposes. The Company holds a series of U.S. dollar/euro forward contracts that were executed to offset the foreign exchange risk associated with forecasted revenues related to an ongoing project. As of March 31, 2004, the notional amount of the contracts was $4.4 million. The fair value of the forward contracts, which was $0.6 million at March 31, 2004, is recorded in the "Other current assets" section of the Consolidated Balance Sheets. End of period changes in the market value of the forward contracts that qualify as cash flow hedging contracts are recorded as a component of "Accumulated other comprehensive loss" in the "Stockholders' equity" section of the Consolidated Balance Sheets.

The Company also maintains foreign exchange forward contracts to hedge the balance sheet exposure related to an intercompany loan. At March 31, 2004, the fair value of the forward contracts, which was immaterial, was recorded in the "Other current assets" section of the Consolidated Balance Sheets. The end of period change in the fair market value of the contracts, which was immaterial, was recorded in "Selling, general and administrative" expenses. At March 31,2004, a hypothetical change of 10% in exchange rates would change the fair value of the Company's portfolio of foreign exchange contracts by approximately $1.0 million.

Market Risk
-----------
The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate risk fluctuations, but the Company believes the risk is not material due to the short-term nature of these investments. At March 31, 2004, the Company had $9.1 million of short-term debt and $299 million of long-term debt outstanding. A hypothetical increase of 10% in interest rates for a one-year period would result in additional interest expense that would not be material in the aggregate. In connection with the acquisition of the Ecolochem Group and the execution of the credit facility, the Company entered into interest rate swap agreements that fix the Company's LIBOR rate on $100 million of the term loan at 3.1175%. The swap agreements expire in 2010. The Company's net foreign exchange currency gain was $0.6 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively. The Company's exposure to foreign currency exchange rate fluctuations is mitigated by the fact that the operations of its international subsidiaries are primarily conducted in their respective local currencies. Also, in certain situations, the Company enters into foreign exchange contracts to mitigate the impact of foreign exchange fluctuations.

ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's "disclosure controls and procedures" as of March 31, 2004. The Securities and Exchange Commission ("SEC") defines "disclosure controls and procedures" as a company's controls and procedures that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company's disclosure controls and procedures as of March 31, 2004 were effective to provide reasonable assurances that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in the Company's internal control over financial reporting during the first quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has undertaken a review of its internal control over financial reporting to ensure that it will meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In connection with this review, the Company has made and will continue to make changes that enhance the effectiveness of its internal controls.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

On April 28, 2004, the Company was served with a summons and complaint captioned Caldon, Inc. v. Ionics, Incorporated and Key Technologies, Inc., filed in the U.S. District Court for the Western District of Pennsylvania, Pittsburgh. Caldon, Inc. ("Caldon") alleges that certain flow measurement systems which it provides to the nuclear power industry to measure feedwater flow, and which were designed by defendant Key Technologies, Inc. and fabricated by the Company's Bridgeville division, failed after installation. Caldon further alleges that defendant Key Technologies, Inc. failed to design the systems adequately and that the Company failed to weld the systems properly. Caldon claims that it has incurred damages in excess of $2.7 million and has made commitments to customers that will cause it to incur an additional $4.0 million, as well as other damages in an unspecified amount. The Company believes that Caldon's allegations as to the Company are without merit, and intends to defend itself vigorously in this matter. While the Company believes that this litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can made no assurances as to the ultimate outcome of this matter.

On December 16, 2003, Ionics Iberica, S.A., the Company's wholly-owned Spanish subsidiary ("Iberica") brought suit in Palencia, Spain against Intersuero, S.A. ("Intersuero"). Iberica is seeking the return of certain membrane-based production equipment which Iberica had supplied under a lease agreement to Intersuero (which had begun insolvency proceedings), or payment of 2.8 million Euros or $3.5 million plus interest for the equipment. On February 17, 2004, Intersuero filed an answer and counterclaim, alleging that the equipment did not perform to specifications, and seeking 15.8 million Euros or $19.9 million in damages, lost profits, interest and costs. The Company believes Intersuero's allegations to be without merit and will defend itself vigorously in this matter. While the Company believes that this litigation should have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) A Special Meeting of Stockholders of the Company was held on February 11, 2004.

c) The following matters were acted upon by the stockholders:

         (i) Authorization to issue up to 4,905,660 shares of common stock in connection with the Company's proposed acquisition of Ecolochem, Inc. and its affiliated companies.

                           Votes For:                        12,668,595
                           Votes Against:                       131,143
                           Abstain:                              50,749
                           Broker Non-Votes:                  3,450,092

         (ii) Approval of an amendment to the Company's Articles of Organization to increase the number of authorized shares of common stock from 55 million to 100 million.

                           Votes For:                        13,401,534
                           Votes Against:                     2,851,762
                           Abstain:                              47,283

         (iii) Approval of an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares available for issuance thereunder by 1,200,000 shares.

                           Votes For:                         9,143,817
                           Votes Against:                     3,669,061
                           Abstain:                              37,609
                           Broker Non-Votes:                  3,450,092

         (iv) Approval of an amendment to the Company's 1997 Stock Incentive Plan to authorize grants of restricted stock thereunder.

                           Votes For:                         9,199,953
                           Votes Against:                     3,616,884
                           Abstain:                              33,650
                           Broker Non-Votes:                  3,450,092

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

     Exhibit No.                                           Description
     -----------                                           -----------

         3.0            Articles of Organization and By-Laws

         3.1            Restated Articles of Organization filed April 16, 1986
                        (filed as Exhibit 3.1 to * the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        3.1(a)          Amendment to Restated Articles of Organization filed June 19, 1987 (filed as            *
                        Exhibit 3.1(a) to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1997).

        3.1(b)          Amendment to Restated Articles of Organization filed May 13, 1988 (filed as             *
                        Exhibit 3.1(b) to Registration Statement No. 33-38290 on Form S-2 effective
                        January 24,1991).

        3.1(c)          Amendment to Restated Articles of Organization filed May 8, 1992 (filed as              *
                        Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1996).

        3.1(d)          Amendment to Restated Articles of Organization filed May 8, 1998 (filed as              *
                        Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1998).

        3.1(e)          Amendment to Restated Articles of Organization filed February 13, 2004 (filed as        *
                        Exhibit 3.1(e) to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 2003).

         10.0           Material Contracts

         10.1           Amended and Restated 1997 Stock Incentive Plan, as amended through March 11, 2004       *
                        (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

         10.2           Purchase Agreement for the acquisition of Ecolochem, Inc., and its related              *
                        companies between the Company and the individuals and entities listed on Exhibit
                        A thereto dated as of November 18, 2003 (filed as Exhibit 2.1 to the Company's
                        Current Report on Form 8-K filed on February 27, 2004).

         10.3           Amendment No. 1 dated as of February 13, 2004 to the Purchase Agreement between         *
                        the Company and the individuals and entities listed on Exhibit A thereto dated as of November 18, 2003 (filed as Exhibit 2.3 to the Company's Current Report on
                        Form 8-K filed on February 27, 2004).

         10.4           Stockholders Agreement dated as of February 13, 2004 among the Company and the          *
                        individuals and entities listed on Exhibit A thereto (filed as Exhibit 2.2 to the
                        Company's Current Report on Form 8-K filed on February 27, 2004).





         10.5           Escrow Agreement among the Company, the entities and persons listed on Annex A          *
                        thereto, Lyman B. Dickerson and Douglas G. Dickerson (as Sellers'
                        Representatives) and Citibank, N.A. (as escrow agent) dated as of February 13,
                        2004 (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on
                        February 27, 2004).

         10.6           Section 338 Escrow Agreement among the Company, the entities and persons listed         *
                        on Annex A thereby, Lyman B. Dickerson and Douglas G. Dickerson (as Sellers'
                        Representatives) and Citibank, N.A. (as escrow agent) dated as of February 13,
                        2004 (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed on
                        February 27, 2004).

         10.7           Employment Agreement between the Company and Lyman B. Dickerson dated as of             *
                        February 13, 2004 (filed as Exhibit 2.6 to the Company's Current Report on Form
                        8-K filed on February 27, 2004).

         10.8           Credit Agreement dated as of February 13, 2004 by and among the Company as              *
                        borrower; certain of its domestic subsidiaries as guarantors, UBS Securities LLC as Lead Arranger, Sole Bookmanager and Documentation Agent; Fleet Securities,
                        Inc. and Bank of America, N.A. as Syndication Agents; Wachovia Bank, N.A. and
                        General Electric Capital Corporation as Co-Documentation Agents; UBS A.G.,
                        Stamford Branch as Administrative Agent and Collateral Agent; UBS Loan Finance
                        LLC as Swingline Lender; HSBC Bank USA as Issuing Bank; and the lender parties thereto (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for
                        the year ended December 31, 2003).

       10.8(i)          Amendment No. 1 to Credit Agreement dated as of March 15, 2004.                         +

         10.9           Security Agreement dated as of February 13, 2004 among the Company as Borrower;         *
                        certain of its domestic subsidiaries as Guarantors; and UBS A.G., Stamford Branch as Collateral Agent (filed as Exhibit 10.29 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 2003).

       31.0(i)          Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule         +
                        15d-14(a) of the Exchange Act.

       31.0(ii)         Certification of Principal Financial Officer required by
                        Rule 13a-14(a) or Rule + 15d-14(a) of the Exchange Act.

       32.0(i)          Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.        +

       32.0(ii)         Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section          +

                        1350.
---------------------
*Incorporated herein by reference.
+Filed herewith.

b) Reports on Form 8-K

       The Company filed five (5) reports with the Securities and Exchange Commission (Commission) during the three-month period ended March 31, 2004, as follows:

(i) Filed February 12, 2004, disclosing under item 5 and filing as exhibits the unaudited combined financial statements of the Ecolochem Group as of December 31, 2003 and for the three months ended December 31, 2003 and 2002. The unaudited combined financial statements of the Ecolochem Group were filed as exhibits.

(ii) Filed February 17, 2004, reporting under item 5 the issuance of a press release announcing the completion of the acquisition of Ecolochem, Inc. and its related companies. The press release was filed as an exhibit.

(iii) Filed February 27, 2004, reporting under item 2 the acquisition of the stock and membership interests of Ecolochem, Inc., and its affiliated companies. The Purchase Agreement, certain other agreements entered into in connection with the acquisition, and certain financial statements of the acquired business were filed as exhibits.

(iv) Filed March 16, 2004, reporting under item 5 the issuance of a press release announcing the election of a new director by the Board of Directors, the appointment of a lead independent director, and the appointment of a new Chairman of the Board effective May 6, 2004. The press release was filed as an exhibit.

(v) Filed March 19, 2004, reporting under item 5 the issuance of a press release announcing the departure of an officer of the Company and the appointment of an officer. The press release was filed as an exhibit.

In addition, the Company filed two additional reports on Form 8-K dated March 16, 2004, furnishing under items 9 and 12 a financial results press release and a slide presentation used in an investor conference.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IONICS, INCORPORATED


Date: May 10, 2004             By: /s/Douglas R. Brown
                                   ----------------------------------------
                                   Douglas R. Brown
                                   President and Chief Executive Officer
                                   (duly authorized officer)



Date: May 10, 2004             By: /s/Daniel M. Kuzmak
                                   ----------------------------------------
                                   Daniel M. Kuzmak
                                   Vice President and Chief Financial Officer
                                   (principal financial officer)




                                  EXHIBIT INDEX


     Exhibit No.                                           Description
     -----------                                           -----------

         3.0            Articles of Organization and By-Laws

         3.1            Restated Articles of Organization filed April 16, 1986
                        (filed as Exhibit 3.1 to * the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        3.1(a)          Amendment to Restated Articles of Organization filed June 19, 1987 (filed as            *
                        Exhibit 3.1(a) to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1997).

        3.1(b)          Amendment to Restated Articles of Organization filed May 13, 1988 (filed as             *
                        Exhibit 3.1(b) to Registration Statement No. 33-38290 on Form S-2 effective
                        January 24, 1991).

        3.1(c)          Amendment to Restated Articles of Organization filed May 8, 1992 (filed as              *
                        Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1996).

        3.1(d)          Amendment to Restated Articles of Organization filed May 8, 1998 (filed as              *
                        Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1998).

        3.1(e)          Amendment to Restated Articles of Organization filed February 13, 2004 (filed as        *
                        Exhibit 3.1(e) to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 2003).

         10.0           Material Contracts

         10.1           Amended and Restated 1997 Stock Incentive Plan, as amended through March 11, 2004       *
                        (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

         10.2           Purchase Agreement for the acquisition of Ecolochem, Inc., and its related              *
                        companies between the Company and the individuals and entities listed on Exhibit
                        A thereto dated as of November 18, 2003 (filed as Exhibit 2.1 to the Company's
                        Current Report on Form 8-K filed on February 27, 2004).

         10.3           Amendment No. 1 dated as of February 13, 2004 to the Purchase Agreement between         *
                        the Company and the individuals and entities listed on Exhibit A thereto dated as of November 18, 2003 (filed as Exhibit 2.3 to the Company's Current Report on
                        Form 8-K filed on February 27, 2004).

         10.4           Stockholders Agreement dated as of February 13, 2004 among the Company and the          *
                        individuals and entities listed on Exhibit A thereto (filed as Exhibit 2.2 to the
                        Company's Current Report on Form 8-K filed on February 27, 2004).

         10.5           Escrow Agreement among the Company, the entities and persons listed on Annex A          *
                        thereto, Lyman B. Dickerson and Douglas G. Dickerson (as Sellers'
                        Representatives) and Citibank, N.A. (as escrow agent) dated as of February 13,
                        2004 (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on
                        February 27, 2004).








         10.6           Section 338 Escrow Agreement among the Company, the entities and persons listed         *
                        on Annex A thereby, Lyman B. Dickerson and Douglas G. Dickerson (as Sellers'
                        Representatives) and Citibank, N.A. (as escrow agent) dated as of February 13,
                        2004 (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed on
                        February 27, 2004).

         10.7           Employment Agreement between the Company and Lyman B. Dickerson dated as of             *
                        February 13, 2004 (filed as Exhibit 2.6 to the Company's Current Report on Form
                        8-K filed on February 27, 2004).

         10.8           Credit Agreement dated as of February 13, 2004 by and among the Company as              *
                        borrower; certain of its domestic subsidiaries as guarantors, UBS Securities LLC as Lead Arranger, Sole Bookmanager and Documentation Agent; Fleet Securities,
                        Inc. and Bank of America, N.A. as Syndication Agents; Wachovia Bank, N.A. and
                        General Electric Capital Corporation as Co-Documentation Agents; UBS A.G.,
                        Stamford Branch as Administrative Agent and Collateral Agent; UBS Loan Finance
                        LLC as Swingline Lender; HSBC Bank USA as Issuing Bank; and the lender parties thereto (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for
                        the year ended December 31, 2003).

       10.8(i)          Amendment No. 1 to Credit Agreement dated as of March 15, 2004.                         +

         10.9           Security Agreement dated as of February 13, 2004 among the Company as Borrower;         *
                        certain of its domestic subsidiaries as Guarantors; and UBS A.G., Stamford Branch as Collateral Agent (filed as Exhibit 10.9 to the Company's Annual Report on Form
                        10-K for the year ended December 31,2003)..

       31.0(i)          Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule         +
                        15d-14(a) of the Exchange Act.

       31.0(ii)         Certification of Principal Financial Officer required by
                        Rule 13a-14(a) or Rule + 15d-14(a) of the Exchange Act.

       32.0(i)          Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.        +

       32.0(ii)         Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section          +
                        1350.

---------------------
*Incorporated herein by reference.
+Filed herewith.

                                                                EXHIBIT 31.0(i)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


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

4. The registrant's other certifying officer(s)s and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                             /s/Douglas R. Brown
                             ---------------------------------------------
                             Douglas R. Brown
                             President and Chief Executive Officer
Date:  May 10, 2004

                                                               EXHIBIT 31.0(ii)

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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                 /s/Daniel M. Kuzmak
                                 -------------------
                                 Daniel M. Kuzmak
                                 Vice President and Chief Financial Officer

Date  May 10, 2004

                                                               EXHIBIT 32.0(i)


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Ionics, Incorporated (the "Company") on Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                            /s/Douglas R. Brown
                            -----------------------------------------------
                            Douglas R. Brown
                            President and Chief Executive Officer

Date:  May 10, 2004

                                                               EXHIBIT 32.0(ii)


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Ionics, Incorporated (the "Company") on Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                           /s/Daniel M. Kuzmak
                           ---------------------------------------------------
                           Daniel M. Kuzmak
                           Vice President and Chief Financial Officer

Date  May 10, 2004