Form 10-Q
period 2004-06-30
IONICS INC
filed 2004-08-09
CIK 52466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

                                       or

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

At July 31, 2004 the Company had 22,620,928 shares of Common Stock, par value $1.00 per share, outstanding.



                                                          INDEX
                                                                                                              Page
PART I -        FINANCIAL INFORMATION                                                                          2

                ITEM 1.     Financial Statements                                                               2

                            Consolidated Statements of Operations
                                Three and Six Months Ended June 30, 2004 and 2003                              2

                            Consolidated Balance Sheets
                                June 30, 2004 and December 31, 2003                                            3

                            Consolidated Statements of Cash Flows
                                Six Months Ended June 30, 2004 and 2003                                        4

                            Notes to Consolidated Financial Statements                                         5

                ITEM 2.     Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                                          21

                ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk                         42

                ITEM 4.     Controls and Procedures                                                            42

PART II -       OTHER INFORMATION                                                                              44

                ITEM 1.     Legal Proceedings                                                                  44

                ITEM 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
                            Securities                                                                         44

                ITEM 4.     Submission of Matters to a Vote of Security Holders                                45

                ITEM 6.     Exhibits and Reports on Form 8-K                                                   45

                SIGNATURES                                                                                     47

                EXHIBIT INDEX                                                                                  48



                                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           IONICS, INCORPORATED
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                                 (Amounts in thousands, except per share amounts)

                                                      Three months ended        Six months ended
                                                          June 30,                 June 30,
                                                     ----------------------   ----------------------
                                                       2004        2003         2004        2003
                                                     ----------  ----------   ----------  ----------
Revenues:
     Equipment Sales                                  $ 37,991    $ 33,286     $ 71,421    $ 62,838
     Operations                                         62,270      26,589      114,676      54,271
     Consumer Water                                      4,038       2,626        7,990       5,477
     Instruments                                         9,700       8,049       18,451      16,428
     Affiliated companies                               11,801      13,006       18,916      24,783
                                                     ----------  ----------   ----------  ----------
                                                       125,800      83,556      231,454     163,797
                                                     ----------  ----------   ----------  ----------
Costs and expenses:
     Cost of sales of Equipment Sales                   30,433      26,673       58,306      49,315
     Cost of sales of Operations                        38,805      19,096       73,353      38,229
     Cost of sales of Consumer Water                     1,606       1,039        3,477       2,413
     Cost of sales of Instruments                        3,977       3,872        7,983       7,461
     Cost of sales to affiliated companies              10,494      11,166       16,603      21,383
     Research and development                            1,572       1,954        3,103       3,731
     Selling, general and administrative                30,874      20,449       58,729      40,752
     Restructuring charges                                 624           -        1,188           -
                                                     ----------  ----------   ----------  ----------
                                                       118,385      84,249      222,742     163,284
                                                     ----------  ----------   ----------  ----------

Income (loss) from continuing operations                 7,415        (693)       8,712         513

Interest income                                            334         755          848       1,533

Interest expense                                        (5,248)       (264)      (9,084)       (486)

Equity income (loss)                                       801      (2,742)       1,291      (2,843)
                                                     ----------  ----------   ----------  ----------

Income (loss) from continuing operations before
     income taxes and minority interest expense          3,302      (2,944)       1,767      (1,283)

Income tax (expense) benefit                            (4,724)      1,142       (4,228)        561
                                                     ----------  ----------   ----------  ----------

Loss from continuing operations before
     minority interest expense                          (1,422)     (1,802)      (2,461)       (722)

Minority interest expense                                  231         188          484         386
                                                     ----------  ----------   ----------  ----------

Loss from continuing operations                         (1,653)     (1,990)      (2,945)     (1,108)

Loss from discontinued operations, net of income tax                (2,934)      (3,334)     (3,240)
                                                     ----------  ----------   ----------  ----------

Net loss                                              $ (2,329)   $ (4,924)    $ (6,279)   $ (4,348)
                                                     ==========  ==========   ==========  ==========

Basic loss per share from continuing operations        $ (0.07)    $ (0.11)     $ (0.14)    $ (0.06)
Basic loss per share from discontinued operations                    (0.17)       (0.16)      (0.18)
                                                     ----------------------   ----------------------
Basic loss per share                                   $ (0.10)    $ (0.28)     $ (0.29)    $ (0.25)
                                                     ======================   ======================

Diluted loss per share from continuing operations      $ (0.07)    $ (0.11)     $ (0.14)    $ (0.06)
Diluted loss per share from discontinued operations                  (0.17)       (0.16)      (0.18)
                                                     ----------------------   ----------------------
Diluted loss per share                                 $ (0.10)    $ (0.28)     $ (0.29)    $ (0.25)
                                                     ======================   ======================

Shares used in basic earnings (loss) per share          22,588       17,564      21,455      17,559
calculations                                         ==========  ==========   ==========  ==========

Shares used in diluted earnings (loss) per share        22,588       17,564      21,455      17,559
calculations                                         ==========  ==========   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.


                                              IONICS, INCORPORATED
                                           CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
                               (Amounts in thousands, except share and par value amounts)

                                                                                      June 30,         December 31,
                                                                                        2004              2003
                                                                                    -------------     -------------
ASSETS
Current assets:
               Cash and cash equivalents                                                $ 60,258         $ 133,815
               Restricted cash                                                            16,736                 -
               Short-term investments                                                      1,476                 -
               Notes receivable, current                                                   7,872             6,365
               Accounts receivable, net                                                  116,641            87,415
               Receivables from affiliated companies                                      29,470            22,140
               Inventories:
                  Raw materials                                                           19,193            15,269
                  Work in process                                                          5,609             5,621
                  Finished goods                                                           4,032             3,705
                                                                                    -------------     -------------
                                                                                          28,834            24,595
               Deferred income taxes                                                      15,726            13,585
               Assets from discontinued operations                                         1,081             7,959
               Other current assets                                                       27,248            20,196
                                                                                    -------------     -------------
                  Total current assets                                                   305,342           316,070

Receivables from affiliated companies, long-term                                          10,720            20,915
Notes receivable, long-term                                                               31,951            28,408
Investments in affiliated companies                                                       10,615            14,362
Property, plant and equipment:
               Land                                                                       11,626             6,297
               Buildings                                                                  65,405            43,070
               Machinery and equipment                                                   493,326           279,997
               Other, including furniture, fixtures and vehicles                          39,234            34,338
                                                                                    -------------     -------------
                                                                                         609,591           363,702
               Less accumulated depreciation                                             213,117           192,169
                                                                                    -------------     -------------
                                                                                         396,474           171,533

Goodwill                                                                                 185,377             7,695
Intangible assets, net                                                                    77,199             6,378
Deferred income taxes, long-term                                                          20,727            21,305
Other assets                                                                               8,540             5,311
                                                                                    -------------     -------------
                  Total assets                                                       $ 1,046,945         $ 591,977
                                                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
               Notes payable and current portion of long-term debt                      $ 11,877           $ 6,276
               Accounts payable                                                           42,369            28,279
               Billings in advance from affiliated companies                                   -             3,629
               Income taxes payable                                                       32,424            32,840
               Liabilities from discontinued operations                                        -               396
               Other current liabilities                                                  62,901            46,672
                                                                                    -------------     -------------
                  Total current liabilities                                              149,571           118,092

Long-term debt and notes payable                                                         281,499             8,889
Deferred income taxes                                                                     33,054            30,979
Minority interest                                                                         15,592             1,426
Accumulated losses in investments in affiliated companies                                  4,117             5,068
Other liabilities                                                                         10,803            11,358

Commitments and contingencies

Stockholders' equity:
               Common stock, par value $1, authorized
               shares: 100,000,000 at June 30,2004 and 55,000,000
               at December 31, 2003
               issued: 22,620,529 at June 30, 2004 and 17,898,486
               at December 31, 2003                                                       22,621            17,898
               Additional paid-in capital                                                335,141           198,285
               Retained earnings                                                         196,060           202,339
               Accumulated other comprehensive loss                                       (1,513)           (2,357)
                                                                                    -------------     -------------
                  Total stockholders' equity                                             552,309           416,165
                                                                                    -------------     -------------
                  Total liabilities and stockholders' equity                         $ 1,046,945         $ 591,977
                                                                                    =============     =============

The accompanying notes are an integral part of these consolidated financial statements.


                               IONICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                               (Amounts in thousands)
                                                                     Six months ended
                                                                         June 30,
                                                                 -------------------------
                                                                    2004          2003
                                                                 -----------   -----------

Operating activities:
     Net loss                                                      $ (6,279)     $ (4,348)
     Less: loss from discontinued operations                              -          (714)
     Less: loss on disposal of discontinued operations               (3,334)       (2,526)
                                                                 -----------   -----------
       Loss from continuing operations                               (2,945)       (1,108)

     Adjustments to reconcile net loss from
     continuing operations to net cash used in
     operating activities:
       Depreciation                                                  19,693        11,960
       Amortization of intangibles                                    3,819           220
       Deferred tax valuation allowance                               3,278             -
       Provision for losses on accounts and notes receivable          1,411           981
       Equity in earnings (losses) of affiliates                     (1,291)        2,843
       Changes in assets and liabilities,
       net of effects of businesses acquired:
         Notes receivable                                            (6,585)          704
         Accounts receivable                                        (11,840)       12,655
         Receivables from affiliated companies                      (15,603)      (30,822)
         Inventories                                                 (1,088)          696
         Other current assets                                         1,174         2,459
         Investments in affiliated companies                          1,366           609
         Deferred income taxes                                        7,971          (270)
         Accounts payable and accrued expenses                       (1,158)      (12,992)
         Deferred revenue from affiliates                              (335)        7,508
         Accrued expenses for affiliated companies                   (3,530)            -
         Customer deposits                                            8,262        (2,122)
         Income taxes payable                                        (2,126)       (2,313)
         Accumulated losses in investments in affiliated companies      270             -
         Other                                                          450          (337)
                                                                 -------------------------
           Net cash provided by (used in) operating activities        1,193        (9,329)

Investing activities:
     Additions to property, plant and equipment                     (18,042)      (11,936)
     Disposals of property, plant and equipment                         714           112
     Additional investments in affiliated companies                       -           (36)
     Acquisitions, net of cash acquired                            (223,798)            -
     (Purchases) sales of short-term investments                     (1,518)            1
                                                                 -------------------------
         Net cash used in investing activities                     (242,644)      (11,859)

Financing activities:
     Restricted cash                                                   (648)        4,250
     Principal payments on current debt                              (3,384)         (456)
     Proceeds from borrowings of current debt                           244         1,051
     Principal payments on long-term debt                            (8,628)         (684)
     Proceeds from borrowings of long-term debt                     175,419             -
     Deferred financing costs                                        (6,233)            -
     Hedge                                                            4,620             -
     Proceeds from issuance of stock under stock option plans         1,927         1,181
                                                                 -------------------------
         Net cash provided by financing activities                  163,317         5,342
Effect of exchange rate changes on cash                              (1,036)        4,334
Net cash used in continuing operations                              (79,170)      (11,512)
Net cash provided by discontinued operations                          5,613         2,447
Cash and cash equivalents at beginning of period                    133,815       136,044
                                                                 -------------------------
 Cash and cash equivalents at end of period                        $ 60,258     $ 126,979
                                                                 =========================

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

During the first quarter of 2004, the Company realigned its business structure and began reporting new business segments. This segment realignment combined most of its existing Equipment Business Group and Ultrapure Water Group, as well as the operations of Ecolochem, Inc. and its affiliated companies (the "Ecolochem Group") acquired by the Company on February 13, 2004 (see Note 3) and the Desalination Company of Trinidad and Tobago Ltd. ("Desalcott") which has been consolidated effective January 1, 2004 upon the adoption of Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"), into a new business group called Water Systems. The newly formed Water Systems Group is comprised of two reporting segments, Equipment Sales and Operations. The Consumer Water Group remains a reporting group as previously constituted. The Instruments Group continues with its existing activities and includes all worldwide instrument sales. The Corporate Group captures all corporate overhead.

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

FIN 46 provides guidance for determining whether an entity lacks sufficient equity or its equity holders lack adequate decision-making ability. These VIEs are evaluated for consolidation. Variable interests are ownership, contractual or other interests in a VIE that change with changes in the VIE's net assets. The Company has evaluated its equity investments and non-wholly-owned subsidiaries to determine whether the Company is the primary beneficiary, defined as the entity that is required to absorb the majority of the expected gains or losses of the VIE. For any VIE in which the Company has been determined to be the primary beneficiary, the VIE has been consolidated.

As a result, effective January 1, 2004, the Company consolidated the operations, assets, liabilities and minority interests of Desalcott in which the Company holds a 40% equity interest, because the Company believes it holds a majority of the related financial risks. As of June 30, 2004, Desalcott had total assets and total liabilities of approximately $157.4 million and $132.9 million, respectively. Included in assets is $16.7 million of restricted cash and property, plant and equipment totaling $128.1 million and included in liabilities is debt of $111.3 million, which is collateralized by substantially all of the assets and the outstanding common stock of Desalcott, and is non-recourse to the Company.

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

The total purchase price was $366.9 million, consisting of $219.0 million in cash (which includes $9.8 million in escrow to be paid in the event the Company makes an election pursuant to Section 338 (h)(10) election of the Internal Revenue Code with respect to selected acquired intangible assets) and 4,652,648 shares of the Company's common stock. The issuance of 4,652,648 shares of the Company's common stock was valued at $139.9 million based on the closing price of the common stock for the two days before, the day of and the two days after the announcement by the Company of its agreement to acquire the Ecolochem Group. The purchase price includes capitalizable acquisition costs of $8.0 million, consisting of investment banking, legal, consulting and accounting services. The cash portion of the consideration was financed with the Company's available cash resources and proceeds from $255 million senior credit facilities with a syndication of lenders led by UBS, Fleet Bank and Bank of America. Proceeds from these credit facilities were used to fund the acquisition, pay certain transaction-related fees and expenses, provide for ongoing working capital and support the issuance of letters of credit. The credit facilities consist of a $175 million 7-year term loan, of which $167.9 million was outstanding at June 30, 2004, and an $80 million 5-year revolving credit facility, of which $2.5 million was outstanding at June 30, 2004. Borrowings under the credit facilities bear interest equal to a base rate (generally the Prime Rate) plus a specified margin or the London Interbank Offered Rate ("LIBOR") plus a specified margin, at the Company's option; the specified margins are a function of the Company's leverage ratio. Interest on outstanding borrowings is payable quarterly. The credit facilities are collateralized by the assets of the Company and of its domestic subsidiaries and by 65% of certain of the equity of the Company's international subsidiaries. The terms of the credit facilities include financial covenants relating to fixed charge coverage, interest coverage, leverage ratio and capital expenditures, the most restrictive of which are anticipated to be the leverage ratio and limitations on capital spending. The terms of the credit facilities contain provisions that limit the Company's ability to incur additional indebtedness in the future and place other restrictions on the Company's business. At June 30, 2004, the Company was in compliance with the facilities' covenants. In connection with the execution of the credit facilities, the Company entered into interest rate swap agreements that fix the Company's LIBOR rate on $100 million of the term loan at 3.1175% per annum. The swap agreements expire in 2010.

The preliminary allocation of the $366.9 million purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition was as follows:

(Dollars in millions)
Assets
     Current assets                                            $ 27.4
     Property, plant and equipment                              101.6
     Intangible assets                                           72.8
     Goodwill                                                   179.1
     Other assets                                                 1.8
                                                         -------------
        Total assets acquired                                 $ 382.7
                                                         -------------

Liabilities
     Current liabilities                                       $ 13.7
     Other liabilities                                            2.1
                                                         -------------
        Total liabilities assumed                                15.8
                                                         -------------

                                                         -------------
     Total purchase price including acquisition costs         $ 366.9
                                                         =============

The purchase price is subject to a final determination of certain cash-related and working capital amounts, to be agreed to by the sellers and the Company. Goodwill was recognized for the excess purchase price over the fair value of the assets and liabilities acquired. Goodwill is primarily attributable to anticipated growth from new customers and synergies related to the integration of Ecolochem. Goodwill apportioned to domestic operations for tax purposes is deductible over a 15-year period. During the second quarter of 2004, goodwill increased by approximately $2.5 million, primarily as a result of payments made in contemplation of the Company's Section 338 (h)(10) election of the Internal Revenue Code

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
                            -------------
                                  $ 72.8
                            =============

The following pro forma information presents a summary of the historical consolidated statements of operations of the Company and Ecolochem for the three and six months ended June 30, 2004 and 2003, giving effect to the merger as if it occurred on January 1, 2004 and 2003, respectively.

(Amounts in thousands, except per share amounts)
                                                 Three months ended June 30,                    Six months ended June 30,
                                         --------------------------------------------  --------------------------------------------
                                                2004                    2003                  2004                    2003
                                         --------------------    --------------------  --------------------    --------------------

Pro forma revenues                                 $ 125,800               $ 108,066             $ 243,235               $ 216,492
Pro forma net (loss) income                           (2,329)                 (3,338)               (6,224)                  1,534

Pro forma (loss) earnings per share:
      Basic                                          $ (0.10)                $ (0.15)              $ (0.29)                 $ 0.07
      Diluted                                          (0.10)                  (0.15)                (0.29)                   0.07

The pro forma net (loss) income and (loss) earnings per share for each period presented primarily includes adjustments for depreciation of fixed assets, amortization of intangibles and debt financing costs, interest expense, tax rate changes and the issuance of common stock. Amortization of the acquired intangibles is included on an economic consumption basis for contractual relationships and a straight-line basis for all other intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date or for the periods presented, or which may be realized in the future.

4.   Accounting for Stock-Based Compensation

The Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, for options with an exercise price less than the fair market value of the stock at the date of grant, if any, stock-based compensation is measured as the difference between the option exercise price and fair market value of the stock at the date of grant and is charged to operations over the expected period of benefit to the Company. For the three and six months ended June 30, 2004 and 2003, no stock-based compensation expense is reflected in net (loss) income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

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

                                                                       Three months ended             Six months ended
                                                                            June 30,                      June 30,
                                                                   ---------------------------   ---------------------------
(Amounts in thousands, except per share amounts)                      2004           2003           2004           2003
                                                                   ------------  -------------   ------------  -------------
Net loss, as reported                                                 $ (2,329)      $ (4,924)      $ (6,279)      $ (4,348)

Less: Stock-based employee compensation expense determined
         under fair value method for all awards, net of related         (1,264)        (1,611)        (2,019)        (2,403)
         effects                                                   ------------  -------------   ------------  -------------
Pro forma net loss                                                    $ (3,593)      $ (6,535)      $ (8,298)      $ (6,751)
                                                                   ============  =============   ============  =============

                                                                   ------------  -------------   ------------  -------------
Loss per basic share, as reported                                      $ (0.10)       $ (0.28)       $ (0.29)       $ (0.25)
                                                                   ============  =============   ============  =============
Loss per basic share, pro forma                                        $ (0.16)       $ (0.37)       $ (0.39)       $ (0.38)
                                                                   ============  =============   ============  =============

                                                                   ------------  -------------   ------------  -------------
Loss earnings per diluted share, as reported                           $ (0.10)       $ (0.28)       $ (0.29)       $ (0.25)
                                                                   ============  =============   ============  =============
Loss per diluted share, pro forma                                      $ (0.16)       $ (0.37)       $ (0.39)       $ (0.38)
                                                                   ============  =============   ============  =============

The fair value of each option granted during the first six months of 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                        Three months ended             Six months ended
                                                             June 30,                      June 30,
                                                    ---------------------------   ---------------------------
                                                       2004           2003           2004           2003
                                                    ------------  -------------   ------------  -------------

Expected term (years)                                         6              6              6              6
Volatility                                               43.07%          40.8%         43.07%          40.8%
Risk-free interest rate (zero coupon U.S. treasury note)  4.19%          3.28%          4.19%          3.28%
Dividend yield                                             None           None           None           None

The Company granted 1,306,950 options with a weighted average fair value of $11.41 during the quarter ended June 30, 2004.

5.   Discontinued Operations

During the second quarter of 2004, the Company's management decided to sell a portion of its General Ionics home water operation, which is part of the Consumer Water Group. In the third quarter of 2003, the Company's management and Board of Directors approved a plan to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, Massachusetts, which was part of the Consumer Water Group. In the fourth quarter of 2003, the Company's management and Board of Directors approved a plan to sell its European point-of-use (POU) cooler businesses in the United Kingdom (UK) and Ireland, which was also part of the Consumer Water Group. Accordingly, the Company's financial statements and notes reflect these businesses as discontinued operations in accordance with the Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The net loss from discontinued operations for the General Ionics operation for the three months ended June 30, 2004 was $16,000 ($26,000 on a pretax basis). The General Ionics operation recognized net income of $25,000 ($40,000 on a pretax basis) for the six months ended June 30, 2004. The net loss from discontinued operations for the Elite Consumer Products division for the three months ended March 31, 2004 was $0.1 million, or $0.2 million on a pre-tax basis. In the first quarter of 2004, the Company completed the sale of the Elite Consumer Products division for approximately $5.2 million.

The net loss from discontinued operations for the European POU cooler business in the UK for the three months ended June 30, 2004 was $60,000, or $94,000 on a pre-tax basis. The net loss for the six months ended June 30, 2004 was $1.0 million, or $1.7 million on a pre-tax basis. The net loss from discontinued operations for the European POU cooler business in Ireland for the three months and six months ended June 30, 2004 was $0.6 million and $2.2 million, respectively. The Company completed the sale of the European POU cooler business in the UK and Ireland during the second quarter of 2004 for approximately $3.0 million.

The Company's financial statements have been reclassified to reflect these businesses as discontinued operations for all periods presented. The operating results of the discontinued operations are summarized below, which exclude general corporate overhead previously allocated to each entity.

(Dollars in thousands)
                                                        Three months ended                       Six months ended
                                                             June 30,                                June 30,
                                               -------------------------------------   -------------------------------------
                                                     2004                2003                2004                2003
                                               -----------------   -----------------   -----------------   -----------------

Revenues                                                $ 1,982             $ 7,380             $ 5,475            $ 15,334
Gross margin                                              1,777               1,665               2,844               3,488
                                               =================   =================   =================   =================

Loss from discontinued operations,
     before income tax                                     (720)               (714)             (3,957)             (1,126)
Income tax benefit                                           44                 268                 623                 412
                                               -----------------   -----------------   -----------------   -----------------
Loss from discontinued operations,
     net of income tax                                     (676)               (446)             (3,334)               (714)
Loss on disposal of discontinued operations,
     net of income tax                                        -              (2,488)                  -              (2,526)
                                               -----------------   -----------------   -----------------   -----------------

Loss from discontinued operations,
     net of income tax                                   $ (676)           $ (2,934)           $ (3,334)           $ (3,240)
                                               =================   =================   =================   =================

Assets and liabilities from discontinued operations at June 30, 2004 and December 31, 2003 consist of the following:

(Dollars in thousands)
                                               June 30,         December 31,
                                                 2004               2003
                                             --------------     --------------

Current assets                                     $   722            $ 2,950
Non-current assets                                     359              5,009
                                             --------------     --------------
Assets from discontinued operations                $ 1,081            $ 7,959
                                             ==============     ==============

Liabilities from discontinued operations           $     -            $   396
                                             ==============     ==============

At June 30, 2004, current assets primarily include accounts and notes receivable, inventory and other current assets. Non-current assets primarily include property, plant and equipment. At December 31, 2003, current assets primarily include cash and cash equivalents, accounts and notes receivable, inventory and other current assets. Non-current assets primarily include property, plant and equipment, intangible assets and other assets. Liabilities consist of accounts payable and accrued expenses.

6.   Restructuring Charges

During the third quarter of 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program is consolidating the Company's sales, engineering, manufacturing and accounting functions, which existed in many reporting entities, into several regional centers in the United States, Europe and Asia. During the first six months of 2004, the Company recorded restructuring charges of approximately $1.2 million relating primarily to vacating leased facilities. At June 30, 2004, the Company had approximately $0.7 million and $0.3 million accrued for restructuring costs associated with vacated leased facilities included in "Other current liabilities" and "Other long-term liabilities," respectively. The Company expects lease payments, less estimates of sub-lease rental income, to be made for these leased facilities through 2007.

Reconciliation of the restructuring liability as of June 30, 2004 is as follows:

                              Equipment                            Consumer
(Dollars in thousands)          Sales           Operations          Water           Instruments      Corporate         Total
                            --------------    ---------------   ---------------    --------------   -------------   -------------
Balance December 31, 2003           $ 393              $ 382              $ 28               $ -            $ 69           $ 872
Accrual for severance                  21                 21                 -                 -             129             171
Accruals for facilities               749                208                 -                 -              51           1,008
Payments                             (269)              (587)              (28)                -            (196)         (1,080)
                            --------------    ---------------   ---------------    --------------   -------------   -------------
Balance June 30, 2004               $ 894               $ 24               $ -               $ -            $ 53           $ 971
                            ==============    ===============   ===============    ==============   =============   =============

No accrual for restructuring costs existed at December 31, 2002 or June 30, 2003.

7.   Goodwill and Intangible Assets

The carrying amounts of goodwill for the quarters ended June 30, 2004 and 2003 are as follows:


                                          Equipment                      Consumer
(Dollars in thousands)                      Sales        Operations        Water        Instruments   Corporate       Total
                                         -------------   ------------   ------------   --------------------------   -----------
Balance December 31, 2002                     $ 9,880        $ 9,376          $ 862            $ -           $ -      $ 20,118
Cumulative translation adjustment/other             -            282              -              -             -           282
                                         -------------   ------------   ------------   ------------   -----------   -----------
Balance June 30, 2003                         $ 9,880        $ 9,658          $ 862            $ -           $ -      $ 20,400
                                         =============   ============   ============   ============   ===========   ===========


Balance December 31, 2003                       $ 899        $ 5,934          $ 862            $ -           $ -       $ 7,695
Goodwill acquired during the period                 -        179,138              -              -             -       179,138
Cumulative translation adjustment/other             -         (1,456)             -              -             -        (1,456)
                                         -------------   ------------   ------------   ------------   -----------   -----------
Balance June 30, 2004                           $ 899      $ 183,616          $ 862            $ -           $ -     $ 185,377
                                         =============   ============   ============   ============   ===========   ===========

The gross carrying value and accumulated amortization of intangible assets as of June 30, 2004 and 2003 are as follows:

(Dollars in thousands)
Intangible Assets at June 30, 2003
                                        Contractual       Non-Compete  Technology and
                                       Relationships      Agreements      Know-How   Patents     Trademarks      Other      Total
                                      ---------------------------------------------------------------------------------------------
Gross Carrying Amount                    $ -             $ 281             $ -      $ 671         $ -          $ 2,407     $ 3,359
Accumulated Amortization                   -               (72)              -       (267)          -             (775)     (1,114)
                                      ---------------------------------------------------------------------------------------------
Net Intangible Assets                      -               209               -        404           -            1,632       2,245
                                      --------------------------------------------------------------------------------------------
Unamortized Intangible Assets:             -                 -               -          -           -                -           -
                                      ---------------------------------------------------------------------------------------------
Total Intangible Assets                  $ -             $ 209             $ -      $ 404         $ -           $ 1,632     $ 2,245
                                      =============================================================================================

Intangible Assets at June 30, 2004
                                        Contractual       Non-Compete   Technology and
                                       Relationships      Agreements       Know-How        Patents     Trademarks   Other      Total
                                      ----------------------------------------------------------------------------------------------
Amortized Intangible Assets:
Gross Carrying Amount                    $ 62,562             $ 399         $ 10,812      $ 708         $ 2,340   $ 3,877  $ 80,698
Accumulated Amortization                   (3,277)             (142)            (413)      (378)            (99)   (1,163)   (5,472)
                                      ----------------------------------------------------------------------------------------------
Net Intangible Assets                      59,285               257           10,399        330           2,241     2,714    75,226
                                      ----------------------------------------------------------------------------------------------
Unamortized Intangible Assets:                  -                 -                -          -             262     1,711     1,973
                                      ----------------------------------------------------------------------------------------------
Total Intangible Assets                  $ 59,285             $ 257         $ 10,399      $ 330         $ 2,503   $ 4,425  $ 77,199
                                      ==============================================================================================

The increase in intangible assets primarily reflects the acquisition of the Ecolochem Group (see Note 3) during the first quarter of 2004. Amortization expense for intangible assets is estimated to be approximately $8.6 million in 2004, $9.4 million in 2005, $9.2 million in 2006, $8.7 million in 2007 and $8.4 million in 2008.

8.   Long-Term Debt and Notes Payables

                                             June 30,       December 31,
(Dollars in thousands)                       2004              2003
                                          ------------    ---------------
Borrowings outstanding                      $ 293,376           $ 15,165
Less: Installments due within one year         11,877              6,276
                                          ------------    ---------------
Long-term debt and notes payable            $ 281,499            $ 8,889
                                          ============    ===============

Acquisition of the Ecolochem Group
On February 13, 2004, the Company acquired the stock and membership interests of the Ecolochem Group from the shareholders and owners of the Ecolochem Group. The total purchase price was $366.9 million, consisting of $219.0 million in cash (which includes $9.8 million in escrow to be paid in the event the Company makes a Section 338 (h)(10) election of the Internal Revenue Code with respect to selected acquired intangible assets) and 4,652,648 shares of the Company's common stock. The issuance of 4,652,648 shares of the Company's common stock was valued at $139.9 million based on the closing price of the common stock for the two days before, the day of and the two days after the announcement by the Company of its agreement to acquire the Ecolochem Group. The purchase price includes capitalizable acquisition costs of $8.0 million, consisting of investment banking, legal, consulting and accounting services. The cash portion of the consideration was financed with the Company's available cash resources and proceeds from $255 million senior credit facilities with a syndication of lenders led by UBS, Fleet Bank and Bank of America. Proceeds from these credit facilities were used to fund the acquisition, pay certain transaction-related fees and expenses, provide for ongoing working capital and support the issuance of letters of credit. The credit facilities consist of a $175 million 7-year term loan, of which $167.9 million was outstanding at June 30, 2004 at an average interest rate of 5.75%, and an $80 million 5-year revolving credit facility, of which $2.5 million was outstanding at June 30, 2004 at an average interest rate of 5.5%. Borrowings under the credit facilities bear interest equal to a base rate (generally the Prime Rate) plus a specified margin or LIBOR plus a specified margin, at the Company's option; the specified margins are a function of the Company's leverage ratio. Interest on outstanding borrowings is payable quarterly. The credit facilities are collateralized by the assets of the Company and of its domestic subsidiaries and by 65% of the equity of certain of the Company's international subsidiaries. The terms of the credit facilities include financial covenants relating to fixed charge coverage, interest coverage, leverage ratio and capital expenditures, the most restrictive of which are anticipated to be the leverage ratio and limitations on capital spending. The terms of the credit facilities contain provisions that limit the Company's ability to incur additional indebtedness in the future and place other restrictions on the Company's business. At June 30, 2004, the Company was in compliance with the facilities covenants. In connection with the execution of the credit facilities, the Company entered into interest rate swap agreements that fix the Company's LIBOR rate on $100 million of the term loan at 3.1175% per annum. The swap agreements expire in 2010.

Consolidation of Desalcott
Pursuant to FIN 46 (see note 2), effective January 1, 2004, the Company consolidated the operations, assets, liabilities and majority interests of the Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), in which the Company holds a 40% equity interest, because the Company believes it holds a majority of the related financial risks. Included in liabilities at June 30, 2004 is debt of $111.3 million. The debt outstanding consists of 20-year loans for $78.2 million and $33.1 million. Each loan bears interest at 8.5%, which is payable quarterly. As a result of an agreed upon "Moratorium Period" on the $33.1 million loan, interest payments do not commence until October 2005. Interest rates are fixed on each loan for the first five years and ten years, respectively. Interest rates may change at the end of each subsequent five-year period. The total debt is collateralized by substantially all of the assets and the outstanding common stock of Desalcott, and is non-recourse to the Company.

Notes Payable
The Company has three project finance loans for its controlled affiliate in Barbados. These loans are payable in equal quarterly installments over a ten-year period that began in 2000, and bear interest at rates ranging from LIBOR + 2.0% to 8.75%. The controlled affiliate had outstanding borrowings of $6.1 million and $6.4 million against these loans at June 30, 2004 and December 31, 2003, respectively. The Company also has project financing loans for its controlled affiliate in Italy. The loans have a ten-year maturity and bear interest at EURIBOR plus a specified margin. The controlled affiliate had outstanding borrowings of $5.5 million and $3.8 million against these loans at June 30, 2004 and December 31, 2003, respectively.

Maturities of all cash borrowings outstanding for the five years ending December 31, 2004 through December 31, 2008 are approximately $11.9 million, $8.6 million, $9.0 million, $9.1 million, and $9.0 million, respectively, and $245.8 million thereafter. The weighted average interest rate on all borrowings was 6.4% and 6.0% at June 30, 2004 and December 31, 2003, respectively.

9.   Commitments and Contingencies

Litigation

     In August 2004, the Company agreed in principle to settle the securities class action lawsuit brought in March 2003 against the Company and its former Chief Executive Officer and current Chief Financial Officer in the U.S. District Court, District of Massachusetts (Jerome Deckler v. Ionics, Inc. et al., Civil Action No. 03-CV10393(WGY)). Under the terms of the settlement-in-principle, a settlement fund will be created in the total amount of $3 million, to be paid entirely by the Company's insurer. The Company will not be required to make any contribution to this settlement fund. The settlement-in-principle is subject to the execution and filing with the U.S. District Court of a definitive stipulation of settlement and also final approval of the settlement by the Court.

On April 28, 2004, the Company was served with a summons and complaint captioned Caldon, Inc. v. Ionics, Incorporated and Key Technologies, Inc., filed in the U.S. District Court for the Western District of Pennsylvania, Pittsburgh. Caldon, Inc. ("Caldon") alleges that certain flow measurement systems, which Caldon provides to the nuclear power industry to measure feedwater flow, and which were designed by defendant Key Technologies, Inc., failed after installation. Caldon engaged the Company to fabricate these systems using Key Technologies, Inc.'s designs. Caldon further alleges that defendant Key Technologies, Inc. failed to design the systems adequately and that the Company failed to weld the systems properly. Caldon claims that it has incurred damages in excess of $2.7 million and has made commitments to customers that will cause it to incur an additional $4.0 million, as well as other damages in an unspecified amount. The Company believes that Caldon's allegations as to the Company are without merit, and intends to defend itself vigorously in this matter. The lawsuit is currently in the early discovery stages. While the Company believes that this litigation should have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

On December 16, 2003, Ionics Iberica, S.A., the Company's wholly-owned Spanish subsidiary ("Iberica"), brought suit in Palencia, Spain against Intersuero, S.A. ("Intersuero"). Iberica is seeking the return of certain membrane-based production equipment, which it had supplied under a lease agreement to Intersuero (which had previously initiated insolvency proceedings) or payment of
2.8 million Euros, or $3.5 million, plus interest for the equipment. On February 17, 2004, Intersuero filed an answer and counterclaim, alleging that the equipment did not perform to specifications and seeking 15.8 million Euros, or $19.9 million, in damages, lost profits, interests and costs. The Company believes Intersuero's allegations to be without merit and intends to defend itself vigorously in this matter. While the Company believes that this litigation should have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

On September 15, 2003, the Company was served with a summons and complaint captioned Brazos River Authority v. Ionics, Incorporated, Cajun Constructors, Inc. f/k/a Cajun Contractors, Inc., and HDR Engineering, Inc., in Texas state court. The suit was subsequently removed to the U.S. District Court, Western Division of Texas, Waco Division (Civil Action WA: 03-CV-324). On July 1, 2004, plaintiff filed a first amended complaint. Plaintiff alleges that an electrodialysis reversal ("EDR") desalination system originally sold by the Company to the plaintiff in 1989 and expanded by the Company in 1998 is defective and accuses the Company and the other defendants of, among other things, negligence, breach of contract, and misrepresentation. The complaint seeks both compensatory and punitive damages in an unspecified amount, among other relief. The plaintiff subsequently made a settlement demand of $25 million. The Company has filed an answer to the complaint which states the Company's belief that any problems encountered by the plaintiff resulted from its failure to operate and maintain the equipment properly. The Company intends to defend itself vigorously in this matter. Trial on this matter is currently scheduled to commence in the third quarter of 2004. While the Company believes that this litigation should have no material adverse impact on its financial condition, results of operations or cash flow, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

The Company is involved in the normal course of its business in various other litigation matters. The Company believes that none of the other pending matters will have an outcome material to the Company's financial position, results of operations or cash flows.

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

The Company's $10 million loan to HKES is included in "Notes receivable, long-term" in the Company's Consolidated Balance Sheets. The loan bears interest at a rate equal to 2% above LIBOR, with interest payable (subject to availability of funds) starting October 25, 2002 and every six months thereafter and at maturity. Prior to maturity, accrued interest (as well as principal payments) is payable only to the extent dividends or other distributions are paid by Desalcott on the ordinary shares of Desalcott owned by HKES and pledged to the Company. Principal repayment is due in 14 equal installments commencing on April 25, 2004 and continuing semiannually thereafter. The loan matures and is payable in full on April 25, 2011. The loan is collateralized by a security interest in the shares of Desalcott owned by HKES and purchased with the borrowed funds, which is subordinate to the security interest in those shares in favor of the Trinidad bank that provided the financing for Desalcott. In addition, any dividends or other distributions paid by Desalcott to HKES on the pledged shares must be applied to loan payments to the Company. No payments have been made by HKES to the Company on this loan.

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

In June 2003, Desalcott entered into a long-term loan agreement with the Trinidad bank that had provided the bridge loan. In connection with the funding of the loan, Desalcott paid the Company's Trinidad subsidiary approximately $12 million of outstanding accounts receivable under the construction contract in July 2003. In addition, pursuant to a previous commitment made by the Company, the Company, effective July 31, 2003, converted an additional $10 million of amounts owing under the construction contract into a loan to Desalcott as an additional source of long-term project financing, subordinated to the long-term loan with the Trinidad bank. That loan has a seven-year term, and is payable in 28 quarterly payments of principal and interest. No payments can be made by Desalcott to the Company until Desalcott has established a level of cash reserves required by the Trinidad bank. The interest rate is fixed at two percent above the interest rate payable by Desalcott on the U.S. dollar portion of its borrowings under its long-term loan agreement with the Trinidad bank (the initial annual rate on the U.S. dollar portion was 8 1/2%). In the event of a default by Desalcott, Desalcott's obligation to the Company is subordinated to Desalcott's obligations to the Trinidad bank.

As a result of the settlement of the construction contract dispute described above and Desalcott's $12 million payment to the Company's Trinidad subsidiary, together with the conversion of an additional $10 million of accounts receivable into a long-term note receivable as described above, the remaining amount due to the Company's Trinidad subsidiary from Desalcott for construction work on the first four phases of the project is approximately $3.2 million. This amount will be partially paid out of Desalcott's future cash flow from operations over a period of time estimated to be two years, and the balance from funds available from long-term financing proceeds upon completion by the Company of certain "punch list" items relating to phases 1 through 4. In addition, Desalcott and the Company agreed that the Company's Trinidad subsidiary would complete the last phase (phase 5) of the project (which will increase water production capacity by approximately 9%) for a fixed price of $7.4 million. Work on phase 5 was completed during the second quarter of 2004. As of June 30, 2004, the Company had been paid a total of $3.9 million for its work on phase 5.

In April 2004, following an unsuccessful mediation attempt, Desalcott notified WASA that it had commenced an arbitration proceeding under the dispute resolution procedures of the water supply agreement between Desalcott and WASA dated August 29, 1999 and amended in May 2000 (the "Water Supply Agreement"). Desalcott is seeking, among other things, payments from WASA for certain water price increases as provided for in the Water Supply Agreement, as well as damages for delays in plant completion which Desalcott claims resulted from delays in obtaining a government guaranty of payments by WASA and certain tax incentives. At June 30, 2004, Desalcott claimed that WASA owed it $3.2 million, representing revenues under the Water Supply Agreement corresponding to contractual price increases. WASA has contested the amounts of the water price increases claimed by Desalcott, asserting that Desalcott did not pass along to WASA certain cost savings realized by Desalcott. In addition, WASA asserts that Desalcott's ability to make up production shortfalls by selling excess production is more limited contractually than claimed by Desalcott. In addition, WASA has also asserted that Desalcott is liable for liquidated damages because of delays in the completion of the plant, irrespective of the delay in obtaining the government guaranty, and that such liquidated damages currently total approximately $4.0 million and are still accumulating. WASA has asserted additional liquidated damages will be owed by Desalcott for the delay in the completion of Phase 5 of the project, or that in the alternative it may seek to reject Phase 5. Under the currently projected timetable, this matter should be heard in arbitration by the International Chamber of Commerce in London in 2005.

Kuwait
During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and construction of the project commenced. At June 30, 2004, the Company had invested a total of $11.5 million as equity and subordinated debt in UDC. The Company has commitments to make additional equity investments or issue additional subordinated debt to UDC of approximately $5.7 million over the next year. In addition, a total of $18.6 million in performance bonds have been issued on behalf of the Company's Italian subsidiary in connection with the project. UDC's wastewater treatment facility is expected to become operational in early 2005.

Israel
In 2001, the Company entered into agreements with an Israeli cooperative society and an Israeli corporation for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. During the second quarter of 2003, the Israeli cooperative society and the Company acquired the ownership interest of the Israeli corporation in MDL. In the second quarter of 2003, MDL finalized a concession contract with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. In the second quarter of 2003, MDL obtained $8 million of debt financing for the project from an Israeli bank, and the Company has guaranteed repayment of 49% of the loan amount in the form of a bank letter of guarantee. In the third quarter of 2003, the Company through its Israeli subsidiary made an equity investment of $1.5 million in MDL for its 49% equity interest. Substantial completion of this project was achieved in the second quarter of 2004.

In 2002, the Company entered into agreements with two Israeli corporations giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). CDL was awarded a concession agreement by the Israeli Water Desalination Agency ("WDA") (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. As of March 31, 2004, the Company had made an equity investment of $0.2 million in CDL and had deferred costs of $0.6 million relating to the engineering design and development work on the project. The terms of the concession agreement originally required that long-term financing be obtained by April 2003. CDL was initially granted an extension to August 20, 2003 and a further extension to April 1, 2004 was granted by the WDA. CDL was unable to obtain long-term financing by the required date. CDL asserts that its inability to obtain financing resulting from certain errors and omissions in WDA's tendering process which would have prevented CDL from constructing the facility as proposed. On April 1, 2004 the WDA notified CDL of its intent to terminate the concession agreement and to take action to collect on a bid bond (of which it is the beneficiary) issued on behalf of CDL. On May 5, 2004, the WDA issued a notice of termination to CDL and made a demand upon the issuing bank of the bid bond. The Company's liability under the bid bond was approximately $2.5 million (a one-third proportionate share of the approximate $7.5 million bid bond). During the first quarter of 2004, as a result of the notification by the WDA of their intent to collect on the bid bond, the Company recorded a liability of $2.5 million related to its proportionate share. WDA collected on the bid bond in the second quarter of 2004. In addition, the Company expensed its deferred costs relating to the construction project and its investment in CDL of $0.8 million. The dispute between CDL and the WDA concerning the errors and omissions in the tendering process, the termination of the concession agreement and the demand made upon the bid bond has been submitted to binding arbitration in Israel (with CDL and WDA both as claimants and respondents), and it is expected that the matter will be heard and a decision rendered by the arbitrator in the latter part of 2004. The Company believes that CDL has legitimate claims and meritorious defenses in this matter and, in cooperation with the Company's partners in CDL and CDL's outside counsel, intends to aggressively pursue recovery of bid bond payments made to WDA as well as other damages.

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

Algeria
In the fourth quarter of 2003, the Company and Algerian Energy Company ("AEC") were selected for a 25-year seawater desalination build-own-operate project. Sonatrach, the Algerian national energy company, will guarantee the water supply contract. The Company and AEC have formed a joint project company, Hamma Water Desalination S.p.A. ("HWD"), in which the Company has a 70% ownership interest. The projected $220 million capital investment will be financed by a combination of equity and non-recourse debt. Through June 30, 2004, the Company made an equity investment of $0.2 million in HWD and deferred costs of approximately $0.9 million relating to the engineering design and development work on the project. If HWD obtains long-term project financing, the Company has committed to make additional equity investments to HWD of approximately $45.6 million. The Company expects HWD will obtain long-term project financing by December 31, 2004. If HWD is unable to obtain such financing, the Company would expense its deferred costs relating to the construction project and its investment in HWD. Additionally, the Company has provided a $1.0 million bid bond to the customer.

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

In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company's commitment to proceed with a project if it is the successful bidder. Performance bonds in the form of bank guarantees are sometimes issued for the benefit of the Company's customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. In the past, the Company has not incurred significant liabilities or expenses as a result of the use of these instruments with the exception of the bid bond associated with CDL, as described above. Approximately $111.9 million of these instruments were outstanding at June 30, 2004. Based on the Company's experience with respect to letters of credit and credit, bid bonds and performance bonds, the Company believes the estimated fair value of the instruments entered into during the first six months of 2004 is not material. Accordingly, the Company has not recorded any liabilities for these instruments as of June 30, 2004.

As part of acquisitions and divestitures of businesses or assets, the Company made a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. The Company only provides such warranties or indemnifications after considering the economics of the transaction and the liquidity and credit risk of the other party in the transaction. Typically, certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but others may survive indefinitely. The warranty and indemnification obligations entered into prior to December 31, 2002, were grandfathered under the provisions of FIN 45. For warranties and indemnifications made to sellers and purchasers subsequent to December 31, 2002, the Company has not recorded any liabilities for these obligations as of June 30, 2004, as it believes that it will incur no liabilities under such provisions.

Warranty Obligations
The Company's products generally include warranty obligations and the related estimated costs are included in cost of sales when revenue is recognized. While the Company engages in extensive product quality programs and processes, the Company's estimated costs to satisfy its warranty obligations are based upon historical product failure rates and the costs incurred in correcting such product failures. If actual product failure rates or the costs associated with fixing such product failures differ from historical rates, adjustments to the warranty obligations may be required in the period in which determined. The changes in accrued warranty obligations for the six months ended June 30, 2004 and 2003 are as follows:

                                                                      Six months ended
                                                                          June 30,
                                                               -------------------------------
(Dollars in Thousands)                                             2004             2003
                                                               --------------  ---------------
Balance at end of prior year                                         $ 1,173          $ 1,067
Accruals for warranties issued during the period                         589              461
Accruals related to pre-existing warranties                                -               78
Settlements made (in cash or in kind) during the period                 (555)            (511)
                                                               --------------  ---------------
Balance at end of current period                                     $ 1,207          $ 1,095
                                                               ==============  ===============

In addition to warranty obligations, the Company recorded a $4.8 million charge in the third quarter of 2003 to retrofit certain components of the Company's demineralization systems.

10.  Income Taxes

For the three months ended June 30, 2004, the Company recorded income tax expense of $4.7 million on consolidated pre-tax income from continuing operations before minority interest expense of $3.3 million, yielding a tax rate of 143.1% or an annual effective tax rate of 53.7% excluding a $3.3 million valuation allowance recorded against certain deferred tax assets in the U.S. and a foreign subsidiary. For the three months ended June 30, 2003, the Company recorded income tax benefit of $1.1 million on consolidated pre-tax loss from continuing operations before minority interest of $2.9 million, yielding an annual effective tax rate of 38.8%. The change in the effective tax rate for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 resulted primarily from recording valuation allowances against certain U.S. deferred tax assets originating during the year, for which the Company may not be able to realize future tax benefits. During the three months ended June 30, 2004, the Company determined that for financial reporting purposes there is sufficient uncertainty that certain deferred tax assets, principally related to foreign tax credits in the U.S. and a deferred tax asset of a foreign subsidiary will be realized, primarily in light of the softness in the power industry, which impacts domestic mobile water treatment revenues.

The Company continually assesses the realizability of its deferred tax assets. Deferred tax assets may be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. The Company considers future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. Negative evidence that would suggest the need for a valuation allowance consists of the Company's recent cumulative operating losses that were attributable to unprofitable businesses.

11.  Earnings Per Share (EPS)

All options outstanding for the three and six months ended June 30, 2004 and 2003 were antidilutive, based on the Company's net loss. The effect of dilutive stock options excludes those stock options for which the impact was antidilutive based on the exercise price of the options. The number of options that were antidilutive for the three and six months ended June 30, 2004 were 1,216,617 and 1,204,617, respectively. The number of options that were antidilutive for the three and six months ended June 30, 2003 were 3,227,367. All options outstanding are antidilutive for the three and six months ended June 30, 2004 and 2003 based on the Company's net loss.

12.  Profit Sharing and Pension Plans

The Company has contributory profit-sharing plans (defined contribution plans) which cover employees of the Company who are members of the Fabricated Products group of the Bridgeville division ("FPG Plan") and Ecolochem (the "Ecolochem Plan"). The Company contributions to the FPG Plan are made from the group's pre-tax profits, may vary from 8% to 15% of participants' compensation, and are allocated to participants' accounts in proportion to each participant's respective compensation. The Company made no contributions to the FPG Plan during either of the six month periods ended June 30, 2004 and 2003. The Company will contribute $0.5 million to the FPG Plan in 2004 in respect of the 2003 plan year. The Ecolochem Plan covers all eligible U.S. employees of the Ecolochem Group and all contributions are made at the discretion of the Board of Directors of Ecolochem, Inc.

The Company also had a contributory defined benefit pension plan ("Retirement Plan") for all other domestic employees. On December 30, 2003, the Board of Directors authorized the closing of the Retirement Plan and the associated SERP (described in the next paragraph) to new participants, effective January 1, 2004. On February 13, 2004, the Company notified the participants in these plans that no further benefits would occur after March 31, 2004. Accrued benefits under the Retirement Plan are based on years of service and the employee's average compensation. The Company's funding policy for the Retirement Plan had been to contribute annually an amount that could be deducted for federal income tax purposes. In 2002, the Board of Directors approved a "prior period update" to January 1, 1996, so that the base monthly salary for participants in the Retirement Plan at each January 1 prior to January 1, 1996 is deemed to be the same as it was on January 1, 1996. Company contributions to the pension plan were $1.4 million and $0.9 million for the six months ended June 30, 2004 and 2003, respectively. The Company expects to contribute $3.0 million to this plan in 2004.

In 1996, the Company's Board of Directors adopted a Supplemental Executive Retirement Plan for officers and key employees of the Company ("SERP"). As described above, no further benefits accrue under the SERP after March 31, 2004. The purpose of the SERP was to permit officers and other key employees whose base salary exceeds the maximum pay upon which retirement benefits could be accrued in any year under the Retirement Plan to accrue retirement benefits on base salary in excess of that amount, equivalent to the benefits that would have been accrued under the Retirement Plan if base salary levels over that amount could be taken into account in calculating benefits under the Retirement Plan. The SERP is administered by the Compensation Committee of the Board of Directors.

Closing the Retirement Plan and the SERP to new participants and ceasing future benefit accruals after March 31, 2004 required the recognition of curtailment losses for both the Retirement Plan and SERP, which were recorded during the period ended December 31, 2003.

The Company's Section 401(k) Savings Plan ("Savings Plan"), which covers all domestic employees except those of Ecolochem, Inc., was amended effective July 1, 2004, to add a profit-sharing feature. Under the Savings Plan, the Company will make profit-sharing contributions to all participants in the Savings Plan in the event that the Company achieves or exceeds a stated earnings-per-share target for the fiscal year. The Company's profit-sharing contribution will range from 2% to 4% of participants' compensation, depending upon the extent to which the Company exceeds the year's target (there will be no profit-sharing contribution in the event earnings per share fall short of the target). The profit-sharing structure is in addition to the Company's matching contribution to the Savings Plan of up to 2% of a participant's total compensation.

The Savings Plan was also amended, effective April 1, 2004, to provide, at the Company's discretion, a prospective "make-up" contribution based on continued service to all participants in the Retirement Plan who were age 40 or older and who had at least 10 years of service with the Company at March 31, 2004, when benefits under the Retirement Plan ceased to accrue. Depending upon the combination of age and years of service of a participant, the make-up contribution ranges from 1.5% to 2.5% of a participant's compensation.

Net periodic benefit cost for all defined benefit plans consisted of the following:

                                                             Three Months                        Six Months
                                                           ended June 30,                       ended June 30,
                                                   ---------------------------------     --------------------------------
 Dollars in Thousands)                                  2004              2003               2004              2003
                                                   ---------------    --------------     --------------    --------------

Components of Net Periodic Benefit Cost:
   Service cost                                                 -             $ 443                513             $ 884
   Interest cost                                              458               492                917               984
   Expected return on plan assets                            (412)             (298)              (824)             (597)
   Amortization of transition asset                             -               (11)                 -               (22)
   Amortization of prior service cost                           -               137                  -               273
   Recognized net actuarial loss                               73               147                146               294
                                                   ---------------    --------------     --------------    --------------
Net periodic benefit cost                                   $ 119             $ 910              $ 752           $ 1,816
                                                   ===============    ==============     ==============    ==============

13.  Comprehensive (Loss) Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. The table below sets forth comprehensive (loss) income as defined by SFAS No. 130 for the three and six months ended June 30, 2004 and 2003.

                                                                Three months ended                  Six months ended
                                                                       June 30,                           June 30,
                                                          -------------------------------    -------------------------------
(Dollars in thousands)                                        2004             2003              2004             2003
                                                          -------------    --------------    --------------   --------------
Net loss                                                      $ (2,329)         $ (4,924)         $ (6,279)        $ (4,348)
Other comprehensive income (loss), net of tax:
     Changes in value of foreign exchange
       contracts designated as cash flow hedges                  4,104               187             3,572              571
     Translation adjustments                                    (1,325)            5,998            (2,728)           7,008
                                                          -------------    --------------    --------------   --------------
Comprehensive (loss) income                                      $ 450           $ 1,261          $ (5,435)         $ 3,231
                                                          =============    ==============    ==============   ==============

14.  Segment Information

During the first quarter of 2004, the Company realigned its business structure and began reporting new business segments. This realignment combined most of the Equipment Business Group and Ultrapure Water Group with the operations of the Ecolochem Group (see Note 3), into the new business group called Water Systems. The newly formed Water Systems Group is comprised of two operating segments, Equipment Sales and Operations. The Consumer Water Group remains a reporting group as previously constituted. The Instruments segment continues with its existing activities and combines global instrument sales by all business units. The Corporate Group captures all corporate overhead not specifically assignable to the other business groups including; certain corporate administrative and insurance costs, foreign exchange gains and losses on corporate assets, as well as the elimination of inter-segment transfers. Prior year amounts have been reclassified to conform to the current year presentations with no impact on net income.

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


                                              For the three months ended June 30, 2004
                                 --------------------------------------------------------------------
                                 Equipment               Consumer
                                   Sales    Operations    Water     Instruments Corporate    Total
                                 ---------- ----------------------  ---------------------------------
(Amounts in thousands)
Revenue - unaffiliated            $ 37,991   $ 62,270     $ 4,038     $ 9,700        $ -   $ 113,999
Revenue - affiliated                11,438        338           -          25          -      11,801
Inter-segment transfers              1,712        743         384          91     (2,930)          -
Gross profit - unaffiliated          7,558     23,465       2,432       5,723          -      39,178
Gross profit - affiliated            1,259         42           -           6          -       1,307
Equity (loss) income                   (16)       564          82           0        171         801
Earnings (loss) before interest,
    tax and minority interest          875      9,438         347       2,122     (4,566)      8,216
Interest income                                                                                  334
Interest expense                                                                              (5,248)
Earnings before income taxes and
    minority interest                                                                          3,302

                                              For the three months ended June 30, 2003
                                 --------------------------------------------------------------------
                                 Equipment               Consumer
                                   Sales    Operations    Water     Instruments Corporate    Total
                                 ---------- ----------------------  ---------------------------------
(Amounts in thousands)
Revenue - unaffiliated            $ 33,286   $ 26,589     $ 2,626     $ 8,049        $ -    $ 70,550
Revenue - affiliated                12,791         94          75          46          -      13,006
Inter-segment transfers              5,127         82          27         678     (5,914)          -
Gross profit - unaffiliated          6,613      7,493       1,587       4,177          -      19,870
Gross profit - affiliated            1,717         55          45          23          -       1,840
Equity (loss) income                     -     (2,859)        217           -       (100)     (2,742)
Income (loss) before interest,
    tax and minority interest        1,348        347         286         619     (6,035)     (3,435)
Interest income                                                                                  755
Interest expense                                                                                (264)
Loss before income taxes and
    minority interest                                                                         (2,944)


                                              For the six months ended June 30, 2004
                                 --------------------------------------------------------------------
                                 Equipment               Consumer
                                   Sales    Operations    Water     Instruments Corporate    Total
                                 ---------- ----------------------  ---------------------------------
(Amounts in thousands)
Revenue - unaffiliated            $ 71,421  $ 114,676     $ 7,990    $ 18,451        $ -   $ 212,538
Revenue - affiliated                18,443        422           -          51          -      18,916
Inter-segment transfers              3,043      1,149         386         129     (4,707)          -
Gross profit - unaffiliated         13,115     41,323       4,513      10,468          -      69,419
Gross profit - affiliated            2,261         34           -          18          -       2,313
Equity (loss) income                   (16)     1,147         162           -         (2)      1,291
Income (loss) before interest,
    tax and minority interest          753     17,834         374       3,552    (12,510)     10,003
Interest income                                                                                  848
Interest expense                                                                              (9,084)
Income before income taxes and
    minority interest                                                                          1,767
Identifiable assets                412,426    738,531     119,565      39,390   (273,582)  1,036,330
Goodwill                               899    183,616         862           -          -     185,377
Other intangible assets                368     72,115       4,468         248                 77,199


                                               For the six months ended June 30, 2003
                                 --------------------------------------------------------------------
                                 Equipment               Consumer
                                   Sales    Operations    Water     Instruments Corporate    Total
                                 ---------- ----------------------  ---------------------------------
(Amounts in thousands)
Revenue - unaffiliated            $ 62,838   $ 54,271     $ 5,477    $ 16,428        $ -   $ 139,014
Revenue - affiliated                24,443        169          92          79          -      24,783
Inter-segment transfers              6,361      1,221          31       1,113     (8,726)          -
Gross profit - unaffiliated         13,523     16,042       3,064       8,967          -      41,596
Gross profit - affiliated            3,217         90          53          40          -       3,400
Equity (loss) income                     -     (2,937)        398           -       (304)     (2,843)
Income (loss) before interest,
    tax and minority interest        2,548      4,655         699       2,153    (12,385)     (2,330)
Interest income                                                                                1,533
Interest expense                                                                                (486)
Loss before income taxes and
    minority interest                                                                         (1,283)
Identifiable assets                294,567    198,290     109,971      32,760    (45,753)    589,835
Goodwill                             9,880      9,658         862           -                 20,400
Other intangible assets              1,000        742           -         309                  2,051

15.    Derivative Financial Instruments and Hedging Activity

In the fourth quarter of 2002, the Company entered into a series of U.S. dollar/euro forward foreign exchange contracts with the intent of offsetting the foreign exchange risk associated with the forecasted revenues related to an ongoing project. At June 30, 2004, the notional amount of outstanding forward foreign exchange contracts to exchange U.S. dollars for euros, which were designated as forecasted cash flow hedging instruments, was $3.4 million. The fair values of the forward contracts, based upon dealer quotations, are recorded as components of "Other current assets" or "Other current liabilities," depending upon the amount of the valuation. At June 30, 2004, the fair value of these forward contracts of $0.3 million was recorded as a component of "Other current assets." The net unrealized gain of $0.3 million on the forward contracts that qualified as cash-flow hedging instruments was included in "Accumulated other comprehensive loss," in the "Stockholders equity" section of the Consolidated Balance Sheets. The Company expects these instruments to affect earnings over the next nine months. To the extent that any portion of the hedge is determined to be ineffective, the related gain or loss is required to be included in income currently. For the three and six months ended June 30, 2004, the Company had no gains or losses related to ineffective cash flow hedges.

In February 2004, the Company entered into a British pound ("GBP")/U.S. dollar foreign forward exchange contract to hedge the balance sheet exposure related to an inter-company loan. At June 30, 2004, the notional amount of the outstanding forward contract to exchange U.S. dollars for GPBs, which was designated as fair value hedging instrument, was GBP 1.3 million. The fair value of this forward contract, based upon dealer quotations, is recorded as a component of "Other current assets" or "Current liabilities," depending on the amount of the valuation. At June 30, 2004, the fair value of this hedging instrument, which was immaterial, was recorded as a component of "Other current liabilities." The net unrealized loss on the instrument, which was immaterial, was recorded in "Selling, general and administrative expenses."

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

The following discussion and analysis of financial condition and results of operations refers to the activities of the Company's four operating units, which comprise the Company's reportable operating segments. These groups are Equipment Sales, Operations, Consumer Water (Consumer Water Group) and Instruments (Instruments Business Group). The Water Systems Group ("WSG") consists of equipment sales and operations, and includes the operations of the Ecolochem Group, which was acquired in February 2004, and of Desalcott, which was consolidated as of January 1, 2004 under FIN 46. The Equipment Sales segment reflects all sales of capital equipment and related spare parts, and the Operations segment includes recurring revenue from regeneration, operating plants, disinfection chemicals and other related products. The Consumer Water Group ("CWG") remains unchanged, except to the extent that operations have been sold, discontinued or shutdown. The Instruments Business Group ("IBG") operations includes all sales of instruments.

WSG provides products and related activities for seawater and brackish water desalination, water reuse and recycling, surface water treatment, and zero liquid discharge. Significant factors influencing the desalination market include worldwide water shortages, the need for better quality water in many parts of the world, and the reduced cost of operating modern desalination facilities. These factors have driven a trend toward larger plants, and toward the purchase of water supply and operating and maintenance contracts. Trends impacting the water reuse and recycling market are similar, with membrane technology becoming proven in reuse and recycling applications. The surface water market has been influenced primarily by regulatory pressures to reduce contaminants in water supplies. The use of membrane technology is also becoming more accepted in surface water applications. The zero liquid discharge ("ZLD") market, which consists of equipment and services for the minimization of liquid waste through such techniques as evaporation, concentration and crystallization, has been influenced by regulatory pressures on utilities to eliminate discharges of process water. The Company believes that it is positioned to be able to compete successfully in these applications, although it frequently faces substantially larger competitors.

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

WSG has historically supplied equipment and related membranes. Starting in the mid-1980s, these groups also began to own and operate facilities that sell desalted or otherwise treated water directly to customers under water supply agreements. The revenues and cost of sales associated with equipment sales are recorded in the "Revenues" and "Cost of sales" lines on the Company's Consolidated Statements of Operations in the periods in which the revenues are realized. Equipment contracts are generally accounted for under the percentage of completion accounting method, and the period of time over which costs are incurred and revenues are realized may vary between six months and two years, depending on the nature and amount of equipment being supplied. For water supply agreements, with respect to smaller projects, of which the Company is the sole owner, the initial cost of the equipment becomes part of the Company's depreciable fixed asset base, and the revenues and cost of sales recorded by the Company are those that are associated with the supply of water under the water supply agreement. These contracts typically vary in length between 5 and 15 years.

WSG pursues large-scale, long-term water treatment projects and participates in such projects through joint venture project companies in which the Company holds an ownership interest. Such project companies are formed to own and operate larger scale desalination, reuse, or other projects in which the Company may participate in several ways, including: having an ownership interest (typically a minority interest) in the project company; selling the desalination, reuse, or other treatment system to the project company; and providing operating and maintenance services to the project company once the project facility commences operations. These projects often exceed $100 million in total cost and may involve multiple equity participants in the project company. The Company's participation in major projects through an interest in a project company structure mitigates the risks of engaging in such activities, and also provides the Company with potential long-term equity income from such investments, because these project companies typically enter into long-term concession agreements with the customer entity.

CWG provides home water units for the treatment of residential water and point-of-use "bottleless" water coolers. The CWG segment also produced bleach-based cleaning products and automobile windshield wash solution in its Elite Consumer Products division, which was reclassified as a discontinued operation in 2003 and sold in January 2004. Trends in the consumer water market include increased consumer awareness of and the need for improved water quality, and reduced confidence in the quality of existing water supplies.

IBG manufactures and sells instruments and related products for the measurement of impurities in water in the pharmaceutical, microelectronics and power markets where the measurement of water quality, including levels and types of contaminants in process water, is critical to production processes. IBG has established a strong position in the pharmaceutical industry, providing products and services that facilitate compliance with both domestic and foreign regulatory requirements.

On September 3, 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program is consolidating the Company's sales, engineering, manufacturing and accounting functions, which were spread among numerous reporting entities, into several regional centers in the United States, Europe and Asia. The Company also announced plans to divest the Elite Consumer Products division in Ludlow, Massachusetts (which was sold in January 2004), and shut down operations at the Company's Ionics Watertec facility in Australia. Additionally, during the fourth quarter of 2003, the Company decided to divest its European POU cooler business, which was completed in the second quarter of 2004.

As a result of these decisions, the Company recorded restructuring charges of approximately $2.8 million during 2003 relating primarily to employee severance costs for the elimination of approximately 160 positions, and an additional $1.2 million during the first six months of 2004 relating primarily to facility closings. The Company expects to realize a reduction of approximately $15.4 million in expenses in 2004 as a result of these restructuring initiatives.

During 2003, the Company's management and Board of Directors approved a plan of disposition to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, Massachusetts, which was part of CWG, and its European POU cooler business, which sells point-of-use "bottleless" water coolers in Ireland and the U.K. Additionally, during the second quarter of 2004, a decision was made to dispose of the General Ionics operation, which was part of CWG. Accordingly, the Company's Consolidated Financial Statements and Notes have been reclassified to reflect these businesses as discontinued operations in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for all periods presented. Losses from discontinued operations were $0.7 million and $3.3 million for the three months and six months ended June 30, 2004, respectively. For the three months and six months ended June 30, 2003, the losses from discontinued operations were $2.9 million and $3.2 million, respectively.

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

The following discussion and analysis describes material changes in the Company's financial condition since December 31, 2003. The analysis of results of operations compares the three months and six months ended June 30, 2004 with the comparable periods of the prior fiscal year.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2004 and June 30, 2003
The Company reported consolidated revenues of $125.8 million and a net loss of $2.3 million for the three months ended June 30, 2004, compared to consolidated revenues of $83.6 million and net loss of $4.9 million for the three months ended June 30, 2003. During 2003, as part of the Company's restructuring plan, the Company approved plans to divest its Elite Consumer Products division and its European Point of Use ("POU") cooler business. Additionally, during the second quarter of 2004, the Company approved plans to dispose of its General Ionics home water operation. Accordingly, results for the Company's Elite Consumer Products division, European POU cooler business and a portion of General Ionics home water operations, which are all part of the Consumer Water Group, have been reclassified to discontinued operations in the Consolidated Statements of Operations for all periods presented. In the third quarter of 2003, the Company completed the acquisition of substantially all of the assets of CoolerSmart LLC, a limited liability company in the business of leasing POU "bottleless" water coolers. In the first quarter of 2004, the Company acquired the Ecolochem Group, a group of privately held companies, which is a leading provider of emergency, short and long-term mobile water treatment services to the power, petrochemical and other industries. Also, the Company has consolidated Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), a Trinidad project company, upon adoption of FIN 46, which the Company adopted effective January 1, 2004.

Revenues
Total Company revenues of $125.8 million for the three months ended June 30, 2004 increased $42.2 million, or 50.6%, from revenues of $83.6 million for the three months ended June 30, 2003. This increase is primarily attributable to the Operations segment in which revenues increased $35.7 million as a result of the acquisition of Ecolochem as of February 13, 2004 ($24.4 million) and the inclusion of Desalcott ($7.5 million) for the three months ended June 30, 2004.

The following table reflects the revenues of the Company's four business segments and sales to affiliated companies for the three months ended June 30, 2004 and 2003:

      (Dollars in thousands)                     Three months ended June 30,
                                             -------------------------------------
                                                   2004               2003           Dollar Change      Percentage Change
                                             -----------------  ------------------   ---------------    -----------------
Revenues
      Equipment Sales                                $ 37,991            $ 33,286           $ 4,705           14.1 %
      Operations                                       62,270              26,589            35,681          134.2 %
      Consumer Water                                    4,038               2,626             1,412           53.8 %
      Instruments                                       9,700               8,049             1,651           20.5 %
      Affiliated companies                             11,801              13,006            (1,205)          (9.3)%
                                             -----------------  ------------------   ---------------    -------------
                                                    $ 125,800            $ 83,556          $ 42,244           50.6 %
                                             =================  ==================   ===============    =============

Equipment Sales revenues of $38.0 million in the second quarter of 2004 increased $4.7 million, or 14.1%, compared to revenues of $33.3 million in the second quarter of 2003. The increase in revenues was primarily attributable to the sale of capital equipment to the microelectronics industry in Singapore.

Operations revenue of $62.3 million in the second quarter of 2004 increased $35.7 million, or 134.2%, compared to revenues of $26.6 million in the second quarter of 2003. The increase in revenue was attributable to several sources, including revenues from the Ecolochem Group of $24.4 million, which was acquired on February 13, 2004, and from Desalcott of $7.5 million, which was consolidated upon adoption of FIN 46 effective January 1, 2004. Operations revenue also increased as a result of increased domestic ion-exchange regeneration revenue.

CWG revenues totaled $4.0 million in the second quarter of 2004 compared to revenues of $2.6 million in the second quarter of 2003, representing an increase of $1.4 million, or 53.8%. The increase in revenues was primarily attributable to the CoolerSmart POU division, which was acquired during the third quarter of 2003. All sales relating to the Elite Consumer Products division in Ludlow, Massachusetts, European POU cooler businesses and the General Ionics home water operation have been reclassified to discontinued operations for all periods presented.

IBG revenues of $9.7 million in the second quarter of 2004 increased $1.7 million, or 20.5%, compared to revenues of $8.0 million in the second quarter of 2003. The increase in revenues primarily resulted from increased sales of instruments to customers in Europe and Asia.

Revenues from sales to affiliated companies of $11.8 million in the second quarter of 2004 decreased $1.2 million, or 9.3%, compared to revenues from affiliated companies of $13.0 million in the second quarter of 2003. Revenues from affiliated companies for 2004 and 2003 consisted primarily of sales of capital equipment to the Company's Kuwait joint venture company, Utilities Development Company, W.L.L. ("UDC"), in connection with the Kuwait wastewater treatment project, which is currently expected to be operational in early 2005.

The Company has entered into a number of large contracts, which are generally categorized as either "equipment sale" contracts or "build, own and operate" ("BOO") contracts. The Company believes that the remaining duration on its existing sale of equipment contracts ranges from less than one year to three years and the remaining duration on its existing BOO contracts ranges from one year to 25 years. The time to completion of any of these contracts, however, is subject to a number of variables, including the nature and provisions of the contract and the industry being served. Historically, as contracts are completed, the Company has entered into new contracts with the same or other customers. In the past, the completion of any one particular contract has not had a material effect on the Company's business, results of operations or cash flows.

Cost of Sales
The following table reflects cost of sales and cost of sales as a percentage of revenue of the Company's four business segments and to affiliated companies for the three months ended June 30, 2004 and 2003:

      (Dollars in thousands)                                       Three months ended June 30,
                                             -------------------------------------------------------------------------
                                                   2004          Percentage of Revenue   2003          Percentage of Revenue
                                             -----------------   -----------------------------------   ---------------
Cost of Sales
      Equipment Sales                                $ 30,433             80.1%            $ 26,673             80.1%
      Operations                                       38,805             62.3%              19,096             71.8%
      Consumer Water                                    1,606             39.8%               1,039             39.6%
      Instruments                                       3,977             41.0%               3,872             48.1%
      Affiliated companies                             10,494             88.9%              11,166             85.9%
                                             -----------------   ---------------   -----------------   ---------------
                                                     $ 85,315             67.8%            $ 61,846             74.0%
                                             =================   ===============   =================   ===============

The Company's total cost of sales as a percentage of revenue was 67.8% in the second quarter of 2004 and 74.0% in the second quarter of 2003. The resulting gross margin increased to 32.2% in the second quarter of 2004 from 26.0% in the second quarter of 2003.

Equipment Sales cost of sales as a percentage of revenue was 80.1% in the second quarter of 2004 and in the second quarter of 2003. Cost of sales from domestic operations as a percentage of revenue decreased to 73.8% in the second quarter of 2004 compared to 79.8% in the second quarter of 2003. Cost of sales from international operations as a percentage of revenue increased to 87.0% in the second quarter of 2004 compared to 80.7% in the second quarter of 2003.

Operations cost of sales as a percentage of revenue decreased to 62.3% in the second quarter of 2004 from 71.8% in the second quarter of 2003. The decrease in cost of sales as a percentage of revenue is attributable to the consolidation of Desalcott effective January 1, 2004 and the acquisition of the Ecolochem Group on February 13, 2004, both of which have lower prevailing cost of sales percentages than do the Company's other operations. The approximate impact of the Desalcott consolidation was 3.4 percentage points and the impact of Ecolochem was approximately 7.0 percentage points.

CWG's cost of sales as a percentage of revenue slightly increased to 39.8 % in the second quarter of 2004 from 39.6% in the second quarter of 2003. Results for the Company's Elite Consumer Products division in Ludlow, MA, the General Ionics home water operation, as well as the Company's European POU cooler business, have been reclassified to discontinued operations for all periods presented.

IBG's cost of sales as a percentage of revenue decreased to 41.0% in the second quarter of 2004 from 48.1% in the second quarter of 2003, primarily due to manufacturing productivity gains as a result of increased sales volume.

Cost of sales to affiliated companies as a percentage of revenue increased to 88.9% in the second quarter of 2004 from 85.9% in the second quarter of 2003 and primarily represents cost of sales to UDC, for which the Company eliminates inter-company profit equal to its 25% equity ownership in UDC.

Operating Expenses
The following table compares the Company's operating expenses for the three months ended June 30, 2004 and 2003:

     (Dollars in thousands)                                     Three months ended June 30,
                                                  --------------------------------------------------------
                                                     2004      Percentage of Reven2003        Percentage of Revenue
                                                  -----------  ----------------------------   ------------
Operating expenses

                                                  ----------  -------------  -------------   ------------
     Research and development expenses              $ 1,572           1.2%        $ 1,954           2.3%
                                                  ----------  -------------  -------------   ------------

                                                  ----------  -------------  -------------   ------------
     Selling, general and administrative expenses   $ 30,874          24.5%       $ 20,449          24.5%
                                                  -----------  -------------  -------------   ------------

Research and development expenses consist primarily of personnel and other costs associated with the development of new products and the enhancement of existing products for the Equipment Sales, Operations and IBG segments. Research and development expenses decreased $0.4 million during the quarter ended June 30, 2004 compared to the same period in 2003. The Company currently expects to continue to invest in new products, processes and technologies at the current spending level.

Selling, general and administrative expenses increased $10.4 million, or 51.0%, during the second quarter of 2004 to $30.9 million from $20.4 million during the second quarter of 2003. Selling, general and administrative expenses as a percentage of sales were 24.5% in the second quarter of 2004. The increase in selling, general, and administrative costs was primarily attributable to the operating expenses of Desalcott, ($1.3 million), upon the adoption of FIN 46 effective January 1, 2004, and of Ecolochem ($8.0 million, including $2.5 million of intangible asset amortization including selling, general and administrative expenses) on February 13, 2004, as well as costs associated with Sarbanes-Oxley compliance and the implementation of a Company-wide enterprise resource planning system.

Restructuring Charges
The following table compares the Company's expenses relating to restructuring expenses for the three months ended June 30, 2004 and 2003:

(Dollars in thousands)                                        Three months ended June 30,
                                        ------------------------------------------------------------------------
                                              2004         Percentage of Revenue   2003          Percentage of Revenue
                                        -----------------  -----------------------------------   ---------------


                                        ----------------  ----------------  -----------------   ---------------
Restructuring charges                              $ 624              0.5%                $ -              0.0%
                                        -----------------  ----------------  -----------------   ---------------

During the third quarter of 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program is consolidating the Company's sales, engineering, manufacturing and accounting functions, which were located in many reporting entities, into several regional centers in the United States, Europe and Asia. The Company also announced plans to consolidate the Equipment Business Group and Ultrapure Water Group into a single business group, divest the Elite Consumer Products division in Ludlow, Massachusetts, shut down the Ionics Watertec facility in Australia as well as the Company's European Home Water activities (the sale of home water conditioners in Ireland and the U.K.). During the fourth quarter of 2003, the Company decided to divest its European POU cooler business, which engaged in the sale of POU "bottleless" coolers in Ireland and the U.K. Additionally, during the second quarter of 2004, the Company decided to dispose of its General Ionics home water operation which is reported in the CWG segment.

As a result of these decisions, the Company recorded restructuring charges of approximately $2.8 million during 2003 relating to employee severance costs for the elimination of approximately 160 positions, primarily in the WSG, and an additional $0.6 million in the second quarter of 2004, relating primarily to the termination of facility leases. At June 30, 2004, substantially all of the employees whose employment was terminated as a result of these restructuring activities had left the Company. Additionally, at June 30, 2004, the Company had accrued approximately $1.0 million for restructuring costs associated with vacated leased facilities and employee severance arrangements. The Company expects the remaining lease payments, less estimates of sub-lease rental income, to be paid for the leased facilities through 2007. The Company expects to realize a reduction of approximately $15.4 million in expenses in 2004 as a result of these actions.

Interest Income and Interest Expense
The following table compares the Company's interest income and interest expense for the three months ended June 30, 2004 and 2003:

(Dollars in thousands)                                         Three months ended June 30,
                                        --------------------------------------------------------------------------
                                              2004           Percentage of Revenue  2003           Percentage of Revenue
                                        ------------------   -----------------------------------   ---------------


                                        -----------------   ---------------  ------------------   ---------------
Interest Income                                     $ 334              0.3%               $ 755              0.9%
                                        ------------------   ---------------  ------------------   ---------------

                                        -----------------   ---------------  ------------------   ---------------
Interest Expense                                 $ (5,248)             (4.2)%            $ (264)             (0.3)%
                                        ------------------   ---------------  ------------------   ---------------

Interest income totaled $0.3 million in the second quarter of 2004 and $0.8 million in the second quarter of 2003. Interest expense was $5.2 million in the second quarter of 2004 compared to $0.3 million in the second quarter of 2003. The increase in interest expense is attributable to increased borrowings as a result of the Ecolochem Group acquisition as well as interest expense from the consolidation Desalcott upon adoption of FIN 46, effective January 1, 2004.

Equity Income (Loss)
The Company's proportionate share of the earnings and losses of affiliated companies in which it holds a minority equity interest is included in equity income. The following table compares the Company's equity income (loss) relating to the results of its minority equity investments for the three months ended June 30, 2004 and 2003:

(Dollars in thousands)                                         Three months ended June 30,
                                        --------------------------------------------------------------------------
                                              2004           Percentage of Revenue  2003           Percentage of Revenue
                                        ------------------   -----------------------------------   ---------------


                                        -----------------   ---------------  ------------------   ---------------
Equity income (loss)                                $ 801             0.6 %            $ (2,742)             (3.3)%
                                        ------------------   ---------------  ------------------   ---------------

Equity income amounted to $0.8 million in the second quarter of 2004 and an equity loss of $2.7 million was incurred in the second quarter of 2003. The Company's equity income (loss) is derived primarily from its 20% equity interest in a Mexican joint venture company, which owns two water treatment plants in Mexico, its 43% ownership in Toray Membrane America, Inc. (TMA), a membrane manufacturer, its equity interests in several joint ventures in the Middle East, which engage in bottled water distribution, and to a lesser extent from its other equity investments in affiliated companies. The $3.5 million increase in equity income in the second quarter of 2004 compared to the second quarter of 2003 was primarily due to the equity loss reported by Desalcott in 2003, as a result of the Company's 40% equity interest in Desalcott, whereas upon adoption of FIN 46, effective January 1, 2004, the Company consolidated the operating results of Desalcott.

Income Tax Benefit (Expense)
The following table compares the Company's income tax benefit (expense) and effective tax rates for the three months ended June 30, 2004 and 2003:

(Dollars in thousands)                                         Three months ended June 30,
                                        --------------------------------------------------------------------------
                                              2004           Effective Tax Rate     2003           Effective Tax Rate
                                        ------------------   -----------------------------------   ---------------


                                        -----------------   ---------------  ------------------   ---------------
Income tax (expense) benefit                     $ (4,724)           (143.1)%           $ 1,142             (38.8)%
                                        ------------------   ---------------  ------------------   ---------------

For the three months ended June 30, 2004, the Company recorded income tax expense of $4.7 million on consolidated pre-tax income from continuing operations before minority interest expense of $3.3 million, yielding a tax rate of 143.1% or an annual effective tax rate of 53.7%, excluding a $3.3 million valuation allowance recorded against certain deferred tax assets in the U.S. and a foreign subsidiary. For the three months ended June 30, 2003, the Company recorded income tax benefit of $1.1 million on consolidated pre-tax loss from continuing operations before minority interest of $2.9 million, yielding an annual effective tax rate of 38.8%. The change in the effective tax rate for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 resulted primarily from recording valuation allowances against certain U.S. deferred tax assets originating during the year, for which the Company may not be able to realize future tax benefits. During the three months ended June 30, 2004, the Company determined that for financial reporting purposes there is sufficient uncertainty that certain deferred tax assets, principally related to foreign tax credits in the U.S. and a deferred tax asset of a foreign subsidiary will be realized, primarily in light of the softness in the power industry, which impacts domestic mobile water treatment revenues. In the event that the Company does generate sufficient future taxable income, this allowance would be recovered.

The Company continually assesses the realizability of its deferred tax assets. Deferred tax assets may be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. The Company considers future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. Negative evidence that would suggest the need for a valuation allowance consists of the Company's recent cumulative operating losses that were attributable to unprofitable businesses.

Discontinued Operations
During the second quarter of 2004, the Company's management approved a plan to sell a portion of its General Ionics home water operation, which is part of CWG. In the third quarter of 2003, the Company approved a plan of disposition to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, Massachusetts, which was part of CWG. In the first quarter of 2004, the Company completed the sale of the Elite Consumer Products division for approximately $5.2 million. Additionally, during the fourth quarter of 2003, the Company approved a plan to sell its European POU cooler business, which sells point-of-use "bottleless" water coolers in Ireland and the U.K. Accordingly, the Company's Consolidated Financial Statements and Notes have been reclassified to reflect these businesses as discontinued operations in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The following table compares the Company's results of discontinued operations for the three months ended June 30, 2004 and 2003:

      (Dollars in thousands)                        Three months ended June 30,
                                                ------------------------------------
                                                ----------------  -----------------
                                                      2004               2003
                                                -----------------  -----------------
Discontinued Operations
      Loss from operations                                $ (720)            $ (714)
      Income tax benefit                                      44                268
      Loss from disposal                                       -             (2,488)
                                                ----------------  -----------------
Loss from discontinued operations, net of tax             $ (676)          $ (2,934)
                                                =================  =================

The loss from discontinued operations of $0.7 million in the second quarter of 2004 included losses to adjust the net book value to the purchase price of the European POU business. During the second quarter of 2004, the Company completed the sale of the European POU business for approximately $3.0 million. The Company expects to complete the sale of its General Ionics home water operations during the second half of 2004.

Net (Loss) Income
The following table compares the Company's net (loss) income and percentage of revenues for the three months ended June 30, 2004 and 2003:

(Dollars in thousands)                                         Three months ended June 30,
                                        --------------------------------------------------------------------------
                                              2004           Percentage of Revenue  2003           Percentage of Revenue
                                        ------------------   -----------------------------------   ---------------


                                        -----------------   ---------------  ------------------   ---------------
Net loss                                         $ (2,329)             (1.9)%          $ (4,924)             (5.9)%
                                        ------------------   ---------------  ------------------   ---------------

Net loss amounted to $2.3 million in the second quarter of 2004 compared to a net loss of $4.9 million for the second quarter of 2003.

Comparison of the Six Months Ended June 30, 2004 and June 30, 2003
The Company reported consolidated revenues of $231.5 million and a net loss of $6.3 million for the six months ended June 30, 2004, compared to consolidated revenues of $163.8 million and a net loss of $4.3 million for the six months ended June 30, 2003. During 2003, as part of the Company's restructuring plan, the Company approved plans to divest its Elite Consumer Products division and its European Point of Use ("POU") a portion of cooler business. Additionally, during the second quarter of 2004, the Company approved plans to dispose of its General Ionics home water operation. Accordingly, results for the Company's Elite Consumer Products division, European POU cooler business and General Ionics, which were all part of the Consumer Water Group, have been reclassified to discontinued operations in the Consolidated Statements of Operations for all periods presented. In the third quarter of 2003, the Company completed the acquisition of substantially all of the assets of CoolerSmart LLC, a limited liability company in the business of leasing POU "bottleless" water coolers. In the first quarter of 2004, the Company acquired the Ecolochem Group, a leading provider of emergency, short and long-term mobile water treatment services to the power, petrochemical and other industries. Also, the Company has consolidated Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), a Trinidad project company, upon adoption of FIN 46, which the Company adopted effective January 1, 2004.

Revenues
Total Company revenues of $231.5 million for the six months ended June 30, 2004 increased $67.7 million, or 41.3% from revenues of $163.8 million for the six months ended June 30, 2003. The increase is primarily attributable to the Operations segment in which revenues increased $60.4 million as a result of the acquisition of the Ecolochem Group on February 13, 2004 ($36.3 million), as well as the inclusion of revenues from Desalcott ($14.4 million) for the six months ended June 30, 2004.

The following table reflects the revenues of the Company's four business segments and sales to affiliated companies for the six months ended June 30, 2004 and 2003:

      (Dollars in thousands)                      Six months ended June 30,
                                          -------------------------------------------
                                                   2004               2003           Dollar Change      Percentage Change
                                             -----------------  ------------------   ---------------    -------------
Revenues
      Equipment Sales                                $ 71,421            $ 62,838           $ 8,583           13.7 %
      Operations                                      114,676              54,271            60,405          111.3 %
      Consumer Water                                    7,990               5,477             2,513           45.9 %
      Instruments                                      18,451              16,428             2,023           12.3 %
      Affiliated companies                             18,916              24,783            (5,867)           (23.7)%
                                             -----------------  ------------------   ---------------    -------------
                                                    $ 231,454           $ 163,797          $ 67,657           41.3 %
                                             =================  ==================   ===============    =============

Equipment Sales revenues of $71.4 million in the six months ended June 30, 2004 increased $8.6 million, or 13.7%, compared to revenues of $62.8 million in the six months ended June 30, 2003. The increase in revenues was primarily attributable to the sale of capital equipment to the microelectronics industry in Singapore.

Operations revenue of $114.7 million in the six months ended June 30, 2004 increased $60.4 million, or 111.3%, compared to revenues of $54.3 million in the six months ended June 30, 2003. The increase in revenues was attributable to several sources, including revenues from the Ecolochem Group of $36.3 million, which was acquired on February 13, 2004, and from Desalcott of $14.4 million, which was consolidated upon adoption of FIN 46 effective January 1, 2004. Operations revenue also increased in the first six months of 2004 compared to the same period in 2003 as a result of increased sales of $3.3 million of sodium hypochlorite in Australia and increased domestic ion-exchange regeneration revenue of $3.2 million.

CWG revenues totaled $8.0 million in the six months ended June 30, 2004 compared to revenues of $5.5 million in the six months ended June 30, 2003, representing an increase of $2.5 million, or 45.9%. The increase in revenues was primarily attributable to the CoolerSmart POU division, which was acquired during the third quarter of 2003. All sales relating to the Elite Consumer Products division in Ludlow, Massachusetts, the European POU cooler businesses and a portion of the General Ionics home water operation have been reclassified to discontinued operations for all periods presented.

IBG revenues of $18.5 million in the six months ended June 30, 2004 increased $2.0 million, or 12.3%, compared to revenues of $16.4 million in the six months ended June 30, 2003. The increase in revenues primarily resulted from increased sales of instruments to customers in Europe and Asia.

Revenues from sales to affiliated companies of $18.9 million in the six months ended June 30, 2004 decreased $5.9 million, or 23.7%, compared to revenues from affiliated companies of $24.8 million in the same period of 2003. The decrease in revenues from sales to affiliated companies primarily resulted from lower capital equipment revenue associated with sales of equipment by the Company to its Kuwait joint venture company, Utilities Development Company, W.L.L. ("UDC"), in connection with the Kuwait wastewater treatment project, which is expected to be operational in early 2005.

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

Cost of Sales
The following table reflects cost of sales and cost of sales as a percentage of revenue of the Company's four business segments and to affiliated companies for the six months ended June 30, 2004 and 2003:

      (Dollars in thousands)                                        Six months ended June 30,
                                             -------------------------------------------------------------------------
                                                   2004          Percentage of Revenue   2003          Percentage of Revenue
                                             -----------------   -----------------------------------   ---------------
Cost of Sales
      Equipment Sales                                $ 58,306             81.6%            $ 49,315             78.5%
      Operations                                       73,353             64.0%              38,229             70.4%
      Consumer Water                                    3,477             43.5%               2,413             44.1%
      Instruments                                       7,983             43.3%               7,461             45.4%
      Affiliated companies                             16,603             87.8%              21,383             86.3%
                                             ----------------   ---------------   -----------------   ---------------
                                                    $ 159,722             69.0%           $ 118,801             72.5%
                                             =================   ===============   =================   ===============

The Company's total cost of sales as a percentage of revenue was 69.0% in the six months ended June 30, 2004 and 72.5% in the six months ended June 30, 2003. The resulting gross margin increased to 31.0% in the first six months of 2004 from 27.5% in the first six months of 2003. Cost of sales as a percentage of revenue increased in Equipment Sales and Affiliated companies and decreased for Operations and Consumer Water.

Equipment Sales cost of sales as a percentage of revenue increased to 81.6% in the six months ended June 30, 2004 from 78.5% in the six months ended June 30, 2003. The increase in cost of sales as a percentage of revenue for Equipment Sales was primarily attributable to charges relating to the write-off of deferred project costs of $0.6 million associated with the CDL joint venture desalination project in Israel, and $0.4 million for charges for domestic project overruns. Additionally, several other long-term contracts generated less gross profit during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Operations cost of sales as a percentage of revenue decreased to 64.0% in the six months ended June 30, 2004 from 70.4% in the same period of 2003. The decrease in cost of sales as a percentage of revenue was attributable to the consolidation of Desalcott on January 1, 2004 and the acquisition of the Ecolochem Group on February 13, 2004, both of which have lower prevailing cost of sales percentages. The approximate impact of the Desalcott consolidation was
3.6 percentage points and the impact of Ecolochem was approximately 4.9 percentage points.

CWG cost of sales as a percentage of revenue decreased to 43.5% in the six months ended June 30, 2004 from 44.1% in the same period of 2003. Results for the Company's Elite Consumer Products division in Ludlow, Massachusetts, the General Ionics home water operation, as well as the Company's European POU cooler business, have been reclassified to discontinued operations for all periods presented.

IBG's cost of sales as a percentage of revenue decreased to 43.3% in the six months ended June 30, 2004 from 45.4% in the six months ended June 30, 2003 primarily due to manufacturing productivity gains as a result of increased sales volume.

Cost of sales to affiliated companies as a percentage of revenue increased to 87.8% in the first six months of 2004 from 86.3% in the first six months of 2003 and primarily represents cost of sales to UDC, for which the Company eliminates inter-company profit equal to its 25% equity ownership in UDC.

Operating Expenses
The following table compares the Company's operating expenses for the six months ended June 30, 2004 and 2003:

     (Dollars in thousands)                                      Six months ended June 30,
                                                  --------------------------------------------------------
                                                     2004      Percentage of Reven2003        Percentage of Revenue
                                                  -----------  ----------------------------   ------------
Operating expenses

                                                  ----------  -------------  -------------   ------------
     Research and development expenses               $ 3,103           1.3%        $ 3,731           2.3%
                                                  -----------  -------------  -------------   ------------

                                                  ----------  -------------  -------------   ------------
     Selling, general and administrative expenses   $ 58,729          25.4%       $ 40,752          24.9%
                                                  -----------  -------------  -------------   ------------

Research and development expenses consist primarily of personnel and other costs associated with the development of new products and the enhancement of existing products for the Equipment Sales, Operations and Instruments segments. Research and development expenses decreased $0.6 million during the six months ended June 30, 2004 compared to the same period in 2003. The Company currently expects to continue to invest in new products, processes and technologies at the current spending levels.

Selling, general and administrative expenses increased $18.0 million during the six months ended June 30, 2004 to $58.7 million from $40.8 million during the six months ended June 30, 2003. Selling, general and administrative expenses as a percentage of revenue increased to 25.4% in the six months ended June 30, 2004 from 24.9% in the six months ended June 30, 2003. The increase in selling, general, and administrative costs was primarily attributable to the additional operating expenses of Desalcott ($3.5 million), which was consolidated upon the adoption of FIN 46 on January 1, 2004, and of Ecolochem ($11.7 million including $3.2 million of intangible asset amortization including selling, general and administrative expenses) after February 13, 2004. The Company recorded a $2.5 million charge associated with a bid bond that has been drawn upon in connection with the CDL joint venture's desalination project in Israel. The Company also incurred $1.4 million in costs associated with the implementation of a Company-wide enterprise resource planning system.

Restructuring Charges
The following table compares the Company's expenses relating to restructuring expenses for the six months ended June 30, 2004 and 2003:

      (Dollars in thousands)                                       Six months ended June 30,
                                            ------------------------------------------------------------------------
                                                  2004         Percentage of Revenue   2003          Percentage of Revenue
                                            -----------------  -----------------------------------   ---------------


                                            -----------------  ----------------  -----------------   ---------------
      Restructuring charges                          $ 1,188              0.5%                $ -              0.0%
                                            -----------------  ----------------  -----------------   ---------------

During the third quarter of 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program is consolidating the Company's sales, engineering, manufacturing and accounting functions, which were located in many reporting entities, into several regional centers in the United States, Europe and Asia. The Company also announced plans to consolidate the Equipment Business Group and Ultrapure Water Group into a single business group, divest the Elite Consumer Products division in Ludlow, Massachusetts, shut down the Ionics Watertec facility in Australia as well as the Company's European Home Water activities (the sale of home water conditioners in Ireland and the U.K.). During the fourth quarter of 2003, the Company decided to divest its European POU cooler business, which engaged in the sale of POU "bottleless" coolers in Ireland and the U.K. Additionally, during the second quarter of 2004, the Company decided to dispose of its General Ionics home water operation, which was reported in the CWG segment.

As a result of these decisions, the Company recorded restructuring charges of approximately $2.8 million during 2003 relating to employee severance costs for the elimination of approximately 160 positions, primarily in the WSG segment, and an additional $1.2 million in the first six months of 2004, relating primarily to the termination of facility leases. At June 30, 2004, substantially all of the employees whose employment was terminated as a result of these restructuring activities had left the Company. Additionally, at June 30, 2004, the Company had accrued approximately $1.0 million for restructuring costs associated with vacated leased facilities. The Company expects the remaining facility lease payments, less estimates of sub-lease rental income, to be paid through 2007. The Company expects to realize a reduction of approximately $15.4 million in expenses in 2004 as a result of these actions.

Interest Income and Interest Expense
The following table compares the Company's interest income and interest expense for the six months ended June 30, 2004 and 2003:

(Dollars in thousands)                                          Six months ended June 30,
                                        --------------------------------------------------------------------------
                                              2004           Percentage of Revenue  2003           Percentage of Revenue
                                        ------------------   -----------------------------------   ---------------


                                        -----------------   ---------------  ------------------   ---------------
Interest Income                                     $ 848              0.4%             $ 1,533              0.9%
                                        ------------------   ---------------  ------------------   ---------------

                                        -----------------   ---------------  ------------------   ---------------
Interest Expense                                 $ (9,084)             (3.9)%            $ (486)             (0.3)%
                                        ------------------   ---------------  ------------------   ---------------

Interest income totaled $0.8 million in the six months ended June 30, 2004 and $1.5 million in the six months ended June 30, 2003. Interest expense was $9.1 million in the six months ended June 30, 2004 compared to $0.5 million in the same period of 2003. The increase in interest expense was attributable to increased borrowings as a result of the Ecolochem acquisition as well as interest expense from the consolidation of Desalcott upon adoption of FIN 46, effective January 1, 2004.

Equity Income (Loss)
The Company's proportionate share of the earnings and losses of affiliated companies in which it holds a minority equity interest is included in equity income. The following table compares the Company's equity income (loss) relating to the results of its minority equity investments for the six months ended June 30, 2004 and 2003:

(Dollars in thousands)                                          Six months ended June 30,
                                        --------------------------------------------------------------------------
                                              2004           Percentage of Revenue  2003           Percentage of Revenue
                                        ------------------   -----------------------------------   ---------------


                                        ------------------   ---------------  ------------------   ---------------
Equity income (loss)                              $ 1,291             0.6 %            $ (2,843)             (1.7)%
                                        ------------------   ---------------  ------------------   ---------------

Equity income amounted to $1.3 million in the six months ended June 30, 2004 and an equity loss of $2.8 million was incurred in the six months ended June 30, 2003. The Company's equity income (loss) is derived primarily from its 20% equity interest in a Mexican joint venture company, which owns two water treatment plants in Mexico, its 43% ownership in Toray Membrane America, Inc. ("TMA"), a membrane manufacturer, its equity interests in several joint ventures in the Middle East which engage in bottled water distribution, and to a lesser extent from its other equity investments in affiliated companies. The $4.1 million increase in equity income in the first six months of 2004 compared to the first six months of 2003 is primarily due to equity loss reported by Desalcott, which were included in equity income in 2003, as a result of the Company's 40% equity interest in Desalcott, whereas upon the adoption of FIN 46, effective January 1, 2004, the Company consolidated the operating results of Desalcott.

Income Tax Benefit (Expense)
The following table compares the Company's income tax benefit (expense) and effective tax rates for the six months ended June 30, 2004 and 2003:

(Dollars in thousands)                                          Six months ended June 30,
                                        --------------------------------------------------------------------------
                                              2004           Effective Tax Rate     2003           Effective Tax Rate
                                        ------------------   -----------------------------------   ---------------


                                        ------------------   ---------------  ------------------   ---------------
Income tax expense (benefit)                     $ (4,228)           (239.3)%             $ 561             (43.7)%
                                        ------------------   ---------------  ------------------   ---------------

For the six months ended June 30, 2004, the Company recorded income tax expense of $4.2 million on consolidated pre-tax income from continuing operations before minority interest expense of $1.8 million, yielding a tax rate of 239.3% or an annual effective tax rate of 53.7% excluding a $3.3 million valuation allowance recorded against certain deferred tax assets in the U.S. and a foreign subsidiary. For the six months ended June 30, 2003, the Company recorded income tax benefit of $0.6 million on consolidated pre-tax loss from continuing operations before minority interest of $1.3 million, yielding an annual effective tax rate of 43.7%. The change in the effective tax rate for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 resulted primarily from recording valuation allowances against certain U.S. tax assets originating during the year, for which the Company may not be able to realize future tax benefits. During the second quarter, the Company determined that for financial reporting purposes there is sufficient uncertainty that certain deferred tax assets, principally related to foreign tax credits in the U.S. and a deferred tax asset of a foreign subsidiary will be realized, primarily in light of the softness in the power industry, which impacts domestic mobile water treatment revenues. In the event that the Company does generate sufficient future taxable income, this allowance would be recovered.

The Company continually assesses the realizability of its deferred tax assets. Deferred tax assets may be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. The Company considers future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. Negative evidence that would suggest the need for a valuation allowance consists of the Company's recent cumulative operating losses that were attributable to unprofitable businesses.

Discontinued Operations
During the second quarter of 2004, the Company approved a plan to sell a portion of its General Ionics home water operation, which is part of CWG. In the third quarter of 2003, the Company approved a plan of disposition to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, Massachusetts, which was part of CWG. In the first quarter of 2004, the Company completed the sale of the Elite Consumer Products division for approximately $5.2 million. Additionally, during the fourth quarter of 2003, the Company approved a plan to sell its European POU cooler business, which sells point-of-use "bottleless" water coolers in Ireland and the U.K. Accordingly, the Company's Consolidated Financial Statements and Notes have been reclassified to reflect these businesses as discontinued operations in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The following table compares the Company's results of discontinued operations for the six months ended June 30, 2004 and 2003:

      (Dollars in thousands)                                          Six months ended June 30,
                                                                 ------------------------------------
                                                                       2004               2003
                                                                 -----------------  -----------------
Discontinued operations
      Loss from operations                                               $ (3,957)          $ (1,126)
      Income tax benefit                                                      623                412
      Loss on disposal                                                          -           $ (2,526)
                                                                 ----------------  -----------------
Loss from discontinued operations, net of tax                            $ (3,334)          $ (3,240)
                                                                 =================  =================

The loss from discontinued operations of $3.3 million, or $4.0 million on a pre-tax basis, in the first six months of 2004 included losses to adjust the net book value to the expected purchase price of the European POU business. During the second quarter of 2004, the Company completed the sale of the European POU business for approximately $3.0 million. The Company expects to complete the sale of its General Ionics home water operations during the second half of 2004.

Net (Loss) Income
The following table compares the Company's net (loss) income and percentage of revenues for the six months ended June 30, 2004 and 2003:

      (Dollars in thousands)                                        Six months ended June 30,
                                             -------------------------------------------------------------------------
                                                   2004          Percentage of Revenue   2003          Percentage of Revenue
                                             -----------------   -----------------------------------   ---------------


                                             ----------------   ---------------   -----------------   ---------------
      Net loss                                       $ (6,279)             (2.7)%          $ (4,348)             (2.7)%
                                             -----------------   ---------------   -----------------   ---------------

Net loss amounted to $6.3 million in the first six months of 2004 compared to a net loss of $4.4 million for the first six months of 2003.

FINANCIAL CONDITION

The following table compares the Company's net working capital and current ratio at June 30, 2004 and at December 31, 2003:

(Dollars in thousands)
                                          June 30, 2004      December 31, 2003      Change
                                        ------------------   --------------------   ----------------

Total current assets                            $ 305,342              $ 316,070          $ (10,728)
Total current liabilities                         149,571                118,092             31,479

                                        -----------------   --------------------   ----------------
Net working capital                             $ 155,771              $ 197,978          $ (42,207)
                                        ------------------   --------------------   ----------------

                                        -----------------   --------------------   ----------------
Current ratio                                         2.0                    2.7               (0.7)
                                        ------------------   --------------------   ----------------

Net working capital decreased $42.0 million during the first six months of 2004, while the Company's current ratio, defined as current assets divided by current liabilities, of 2.0 at June 30, 2004 decreased from 2.7 at December 31, 2003. The decrease in net working capital and the current ratio primarily reflects the use of a portion of the Company's cash for the acquisition of the Ecolochem Group.

At June 30, 2004, the Company had total assets of $1,046.9 million, compared to total assets of $592.0 million at December 31, 2003. The increase in total assets primarily relates to the acquisition of the Ecolochem Group ($382.7) million and the consolidation of Desalcott ( $157.4) million, upon adoption of FIN 46, effective January 1, 2004. Cash and cash equivalents decreased $73.6 million, primarily reflecting funds used for the acquisition of the Ecolochem Group on February 13, 2004.

Net cash provided by operating activities amounted to $1.2 million during the six months ended June 30, 2004 including the loss from continuing operations, adjusted to exclude the effects of non-cash items for depreciation and amortization of $23.5 million and deferred tax valuation allowance of $3.3 million. These sources of operating cash were offset by uses for increased affiliate accounts receivable of $15.6 million, primarily from continuing work on the Kuwait wastewater project and the reduction of customer deposits of $8.3 million.

Net cash used in investing activities during the first six months of 2004 amounted to $242.6 million, primarily reflecting the use of $223.8 million for the acquisition of the Ecolochem Group, net of cash acquired, and investments of $18.0 million for property, plant, and equipment.

Net cash provided by financing activities during the six months ended June 30, 2004 amounted to $163.3 million, reflecting the borrowings under the Company's new credit facilities established for the acquisition of the Ecolochem Group of $175.4 million, deferred financing costs of $6.2 million and restricted cash from Desalcott upon adoption of FIN 46 effective January 1, 2004.

Borrowings and Lines of Credit
On February 13, 2004, the Company acquired the stock and membership interests of the Ecolochem Group from the shareholders and owners of the Ecolochem Group. The total purchase price was $366.9 million, consisting of $219.0 million in cash (which includes $9.8 million in escrow to be paid in the event the Company makes a Section 338 (h)(10) election of the Internal Revenue Code with respect to selected acquired intangible assets) and 4,652,648 shares of the Company's common stock. The issuance of 4,652,648 shares of the Company's common stock was valued at $139.9 million based on the closing price of the common stock for the two days before, the day of and the two days after the announcement by the Company of its agreement to acquire the Ecolochem Group. The purchase price includes capitalizable acquisition costs of $8.0 million, consisting of investment banking, legal, consulting and accounting services. The cash portion of the consideration was financed with the Company's available cash resources and proceeds from $255 million senior credit facilities with a syndication of lenders led by UBS, Fleet Bank and Bank of America. Proceeds from these credit facilities were used to fund the acquisition, pay certain transaction-related fees and expenses, provide for ongoing working capital and support the issuance of letters of credit. The credit facilities consist of a $175 million 7-year term loan, of which $167.9 million was outstanding at June 30, 2004 at an average interest rate of 5.75%, and an $80 million 5-year revolving credit facility, of which $2.5 million was outstanding at June 30, 2004 at an average interest rate of 5.5%. Borrowings under the credit facilities bear interest equal to a base rate (generally the Prime Rate) plus a specified margin or LIBOR plus a specified margin, at the Company's option; the specified margins are a function of the Company's leverage ratio. Interest on outstanding borrowings is payable quarterly. The credit facilities are collateralized by the assets of the Company and of its domestic subsidiaries and by 65% of the equity of certain of the Company's international subsidiaries. The terms of the credit facilities include financial covenants relating to fixed charge coverage, interest coverage, leverage ratio and capital expenditures, the most restrictive of which are anticipated to be the leverage ratio and limitations on capital spending. The terms of the credit facilities contain provisions that limit the Company's ability to incur additional indebtedness in the future and place other restrictions on the Company's business. At June 30, 2004, the Company was in compliance with the facilities' covenants. In connection with the execution of the credit facilities, the Company entered into interest rate swap agreements that fix the Company's LIBOR rate on $100 million of the term loan at 3.1175% per annum. The swap agreements expire in 2010.

During the first quarter of 2004, the Company was required to apply the provisions of FIN 46 to variable interests entities created before February 1, 2003. As a result, effective January 1, 2004, the Company consolidated the operations, assets, liabilities and minority interests of the Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), in which the Company holds a 40% equity interest, because the Company believes it holds a majority of the related financial risks. As of June 30, 2004, Desalcott had total assets and total liabilities of approximately $157.4 million and $132.9 million, respectively. Included in liabilities is debt of $111.3 million, which is collateralized by substantially all of the assets of Desalcott, and is non-recourse to the Company.

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

The Company's $10 million loan to HKES is included in "Notes receivable, long-term" in the Company's Consolidated Balance Sheets. The loan bears interest at a rate equal to 2% above LIBOR, with interest payable (subject to availability of funds) starting October 25, 2002 and every six months thereafter and at maturity. Prior to maturity, accrued interest (as well as principal payments) is payable only to the extent dividends or other distributions are paid by Desalcott on the ordinary shares of Desalcott owned by HKES and pledged to the Company. Principal repayment is due in 14 equal installments commencing on April 25, 2004 and continuing semiannually thereafter. The loan matures and is payable in full on April 25, 2011. The loan is collateralized by a security interest in the shares of Desalcott owned by HKES and purchased with the borrowed funds, which is subordinate to the security interest in those shares in favor of the Trinidad bank that provided the financing for Desalcott. In addition, any dividends or other distributions paid by Desalcott to HKES on the pledged shares must be applied to loan payments to the Company. No payments have been made by HKES to the Company on this loan.

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

In June 2003, Desalcott entered into a long-term loan agreement with the Trinidad bank that had provided the bridge loan. In connection with the funding of the loan, Desalcott paid the Company's Trinidad subsidiary approximately $12 million of outstanding accounts receivable under the construction contract in July 2003. In addition, pursuant to a previous commitment made by the Company, the Company, effective July 31, 2003, converted an additional $10 million of amounts owing under the construction contract into a loan to Desalcott as an additional source of long-term project financing, subordinated to the long-term loan with the Trinidad bank. That loan has a seven-year term, and is payable in 28 quarterly payments of principal and interest. No payments can be made by Desalcott to the Company until Desalcott has established a level of cash reserves required by the Trinidad bank. The interest rate is fixed at two percent above the interest rate payable by Desalcott on the U.S. dollar portion of its borrowings under its long-term loan agreement with the Trinidad bank (the initial annual rate on the U.S. dollar portion was 8 1/2%). In the event of a default by Desalcott, Desalcott's obligation to the Company is subordinated to Desalcott's obligations to the Trinidad bank.

As a result of the settlement of the construction contract dispute described above and Desalcott's $12 million payment to the Company's Trinidad subsidiary, together with the conversion of an additional $10 million of accounts receivable into a long-term note receivable as described above, the remaining amount due to the Company's Trinidad subsidiary from Desalcott for construction work on the first four phases of the project is approximately $3.2 million. This amount will be partially paid out of Desalcott's future cash flow from operations over a period of time estimated to be two years, and the balance from funds available from long-term financing proceeds upon completion by the Company of certain "punch list" items relating to phases 1 through 4. In addition, Desalcott and the Company agreed that the Company's Trinidad subsidiary would complete the last phase (phase 5) of the project (which will increase water production capacity by approximately 9%) for a fixed price of $7.4 million. Work on phase 5 was completed during the second quarter of 2004. As of June 30, 2004, the Company had been paid a total of $3.9 million for its work on phase 5.

In April 2004, following an unsuccessful mediation attempt, Desalcott notified WASA that it had commenced an arbitration proceeding under the dispute resolution procedures of the water supply agreement between Desalcott and WASA dated August 29, 1999 and amended in May 2000 (the "Water Supply Agreement"). Desalcott is seeking, among other things, payments from WASA for certain water price increases as provided for in the Water Supply Agreement, as well as damages for delays in plant completion which Desalcott claims resulted from delays in obtaining a government guaranty of payments by WASA and certain tax incentives. At June 30, 2004, Desalcott claimed that WASA owed it $3.2 million, representing revenues under the Water Supply Agreement corresponding to contractual price increases. WASA has contested the amounts of the water price increases claimed by Desalcott, asserting that Desalcott did not pass along to WASA certain cost savings realized by Desalcott. In addition, WASA asserts that Desalcott's ability to make up production shortfalls by selling excess production is more limited contractually than claimed by Desalcott. In addition, WASA has also asserted that Desalcott is liable for liquidated damages because of delays in the completion of the plant, irrespective of the delay in obtaining the government guaranty, and that such liquidated damages currently total approximately $4.0 million and are still accumulating. WASA has asserted additional liquidated damages will be owed by Desalcott for the delay in the completion of Phase 5 of the project, or that in the alternative it may seek to reject Phase 5. Under the currently projected timetable, this matter should be heard in arbitration by the International Chamber of Commerce in London in 2005.

Kuwait
During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and construction of the project commenced. At June 30, 2004, the Company had invested a total of $11.5 million as equity and subordinated debt in UDC. The Company has commitments to make additional equity investments or issue additional subordinated debt to UDC of approximately $5.7 million over the next year. In addition, a total of $18.6 million in performance bonds have been issued on behalf of the Company's Italian subsidiary in connection with the project. UDC's wastewater treatment facility is expected to become operational in early 2005.

Israel
In 2001, the Company entered into agreements with an Israeli cooperative society and an Israeli corporation for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. During the second quarter of 2003, the Israeli cooperative society and the Company acquired the ownership interest of the Israeli corporation in MDL. In the second quarter of 2003, MDL finalized a concession contract with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel. In the second quarter of 2003, MDL obtained $8 million of debt financing for the project from an Israeli bank, and the Company has guaranteed repayment of 49% of the loan amount in the form of a bank letter of guarantee. In the third quarter of 2003, the Company through its Israeli subsidiary made an equity investment of $1.5 million in MDL for its 49% equity interest. Substantial completion of this project was achieved in the second quarter of 2004.

In 2002, the Company entered into agreements with two Israeli corporations giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). CDL was awarded a concession agreement by the Israeli Water Desalination Agency ("WDA") (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. As of March 31, 2004, the Company had made an equity investment of $0.2 million in CDL and had deferred costs of $0.6 million relating to the engineering design and development work on the project. The terms of the concession agreement originally required that long-term financing be obtained by April 2003. CDL was initially granted an extension to August 20, 2003 and a further extension to April 1, 2004 was granted by the WDA. CDL was unable to obtain long-term financing by the required date. CDL asserts that its inability to obtain financing resulting from certain errors and omissions in WDA's tendering process which would have prevented CDL from constructing the facility as proposed. On April 1, 2004 the WDA notified CDL of its intent to terminate the concession agreement and to take action to collect on a bid bond (of which it is the beneficiary) issued on behalf of CDL. On May 5, 2004, the WDA issued a notice of termination to CDL and made a demand upon the issuing bank of the bid bond. The Company's liability under the bid bond was approximately $2.5 million (a one-third proportionate share of the approximate $7.5 million bid bond). During the first quarter of 2004, as a result of the notification by the WDA of their intent to collect on the bid bond, the Company recorded a liability of $2.5 million related to its proportionate share. WDA collected on the bid bond in the second quarter of 2004. In addition, the Company expensed its deferred costs relating to the construction project and its investment in CDL of $0.8 million. The dispute between CDL and the WDA concerning the errors and omissions in the tendering process, the termination of the concession agreement and the demand made upon the bid bond has been submitted to binding arbitration in Israel (with CDL and WDA both as claimants and respondents), and it is expected that the matter will be heard and a decision rendered by the arbitrator in the latter part of 2004. The Company believes that CDL has legitimate claims and meritorious defenses in this matter and, in cooperation with the Company's partners in CDL and CDL's outside counsel, intends to aggressively pursue recovery of bid bond payments made to WDA as well as other damages.

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

Algeria
In the fourth quarter of 2003, the Company and Algerian Energy Company ("AEC") were selected for a 25-year seawater desalination build-own-operate project. Sonatrach, the Algerian national energy company, will guarantee the water supply contract. The Company and AEC have formed a joint project company, Hamma Water Desalination S.p.A. ("HWD"), in which the Company has a 70% ownership interest. The projected $220 million capital investment will be financed by a combination of equity and non-recourse debt. Through June 30, 2004, the Company made an equity investment of $0.2 million in HWD and deferred costs of approximately $0.9 million relating to the engineering design and development work on the project. If HWD obtains long-term project financing, the Company has committed to make additional equity investments to HWD of approximately $45.6 million. The Company expects HWD will obtain long-term project financing by December 31, 2004. If HWD is unable to obtain such financing, the Company would expense its deferred costs relating to the construction project and its investment in HWD. Additionally, the Company has provided a $1.0 million bid bond to the customer.

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

In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company's commitment to proceed with a project if it is the successful bidder. Performance bonds in the form of bank guarantees are sometimes issued for the benefit of the Company's customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. In the past, the Company has not incurred significant liabilities or expenses as a result of the use of these instruments with the exception of the bid bond associated with CDL, as described above. Approximately $111.9 million of these instruments were outstanding at June 30, 2004. Based on the Company's experience with respect to letters of credit and credit, bid bonds and performance bonds, the Company believes the estimated fair value of the instruments entered into during the first six months of 2004 is not material. Accordingly, the Company has not recorded any liabilities for these instruments as of June 30, 2004.

As part of acquisitions and divestitures of businesses or assets, the Company made a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. The Company only provides such warranties or indemnifications after considering the economics of the transaction and the liquidity and credit risk of the other party in the transaction. Typically, certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but others may survive indefinitely. The warranty and indemnification obligations entered into prior to December 31, 2002, were grandfathered under the provisions of FIN 45. For warranties and indemnifications made to sellers and purchasers subsequent to December 31, 2002, the Company has not recorded any liabilities for these obligations as of June 30, 2004, as it believes that it will incur no liabilities under such provisions.

The following table reflects significant changes to the Company's contractual obligations from December 31, 2003. The cash portion of the Ecolochem Group acquisition was primarily financed from the proceeds from the new $255 million senior credit facilities with the syndication of lenders. The credit facilities consist of a $175 million 7-year term loan, of which $167.9 million was outstanding at June 30, 2004 and an $80 million 5-year revolving credit facility, of which $2.5 million was outstanding at June 30, 2004. Also, pursuant to FIN 46, effective January 1, 2004, the Company consolidated the assets, liabilities and minority interests of Desalcott. The Desalcott debt consists of 20-year loans and is secured by substantially all the assets of Desalcott, and is non-recourse to the Company.

                                             Less             1-3             4-5         After 5
(Dollars in Thousands)                than 1 Year           Years           Years           Years           Total
-----------------------------------------------------------------------------------------------------------------
                Notes Payable and
Current Portion of Long-Term Debt         $ 6,137         $ 3,107         $ 3,094         $ 1,802        $ 14,140

   Debt for Ecolochem acquisition           1,683           3,366           3,366         159,485       $ 167,900

          Desalcott Notes Payable           4,057          11,156          11,618          84,505       $ 111,336
                                  --------------------------------------------------------------------------------

                                  --------------------------------------------------------------------------------
    Total Contractual Obligations        $ 11,877        $ 17,629        $ 18,078       $ 245,792       $ 293,376
                                  ================================================================================

Maturities of all cash borrowings outstanding for the five years ended December 31, 2004 through December 2008 are approximately $11.9 million, $8.6 million, $9.0 million, $9.1 million and $9.0 million, respectively, and $245.8 million thereafter. The weighted average interest rate on all borrowings was 6.4% and 6.0% at June 30, 2004 and December 31, 2003, respectively.

The Company believes that its existing cash and cash equivalents, cash generated from operations, and senior credit facilities will be sufficient to fund its capital expenditures, working capital requirements and contractual obligations and commitments at least through 2005.

RISKS AND UNCERTAINTIES

The Company's operations and financial results are subject to risks and uncertainties, as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and to the following additional risk factor:

Our internal controls over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or operating results. During 2003 and 2004 we have been implementing new operating software systems and continuing other efforts to improve our internal controls. We expect to have completed the implementation of our new software systems in our principal business units and locations by the middle of 2005, with initial implementation scheduled for the third quarter 2004. The systems will not have been implemented in all our locations and business units by the end of 2004. Further, the operation of that system will be relatively new and unseasoned. In addition, management's assessment of our internal controls over financial reporting as of the end of 2004 may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of management's assessment of our internal controls over financial reporting, or disclosure of our registered public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

FORWARD-LOOKING INFORMATION

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995 Certain statements contained in this report, including, without limitation, statements regarding expectations as to the Company's future results of operations, statements in the "Notes to the Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of

Operations" constitute forward-looking statements. Such statements are based on management's current views and assumptions and are neither promises nor guarantees but involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations as described in such forward-looking statements. Among these factors are the matters described under "Risks and Uncertainties" contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and in this quarterly report on Form 10-Q, as well as overall economic and business conditions; competitive factors, such as acceptance of new products and pricing pressures and competition from companies larger than the Company; risk of nonpayment of accounts receivable, including those from affiliated companies; risks associated with the recently announced restructuring program; risks associated with the integration of the activities of the Ecolochem Group with those of the Company; risks associated with foreign operations; risks associated with joint venture entities, including their respective abilities to arrange for necessary long-term project financing; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, as described below under "Quantitative And Qualitative Disclosures About Market Risk"; fluctuations in the Company's quarterly results; and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made, and the Company disclaims any obligation to update, supplement or modify such statements in the event the facts, circumstances or assumptions underlying the statements change, or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments
The Company enters into foreign exchange contracts including forwards, options and swaps. The Company's policy is to enter into such contracts only for the purpose of managing exposures and not for speculative purposes. The Company holds a series of U.S. dollar/euro forward contracts that were executed to offset the foreign exchange risk associated with forecasted revenues related to an ongoing project. As of June 30, 2004, the notional amount of the contracts was $3.4 million. The fair value of the forward contracts, which was $0.3 million at June 30, 2004, is recorded in the "Other current assets" section of the Consolidated Balance Sheets. End of period changes in the market value of the forward contracts that qualify as cash flow hedging contracts are recorded as a component of "Accumulated other comprehensive loss" in the "Stockholders' equity" section of the Consolidated Balance Sheets.

The Company also maintains foreign exchange forward contracts to hedge the balance sheet exposure related to an inter-company loan. At June 30, 2004, the fair value of the forward contracts, which was immaterial, was recorded in the "Other current assets" section of the Consolidated Balance Sheets. The end of period change in the fair market value of the contracts, which was immaterial, was recorded in "Selling, general and administrative" expenses. At June 30, 2004, a hypothetical change of 10% in exchange rates would change the fair value of the Company's portfolio of foreign exchange contracts by approximately $1.0 million.

Market Risk
The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate risk fluctuations, but the Company believes the risk is not material due to the short-term nature of these investments. At June 30, 2004, the Company had $11.9 million of short-term debt and $281.5 million of long-term debt outstanding, which amounts include $4.1 million and $107.2 million, respectively, of Desalcott debt, which is non-recourse to the Company. A hypothetical increase of 10% in interest rates for a one-year period would result in additional interest expense of $0.6 million. In connection with the acquisition of the Ecolochem Group and the execution of the credit facility, the Company entered into interest rate swap agreements that fix the Company's LIBOR rate on $100 million of the term loan at 3.1175%. The swap agreements expire in 2010. The Company's net foreign exchange currency gain was $0.5 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively. The Company's exposure to foreign currency exchange rate fluctuations is mitigated by the fact that the operations of its international subsidiaries are primarily conducted in their respective local currencies. Also, in certain situations, the Company enters into foreign exchange contracts to mitigate the impact of foreign exchange fluctuations.

ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's "disclosure controls and procedures" as of June 30, 2004. The Securities and Exchange Commission ("SEC") defines "disclosure controls and procedures" as a company's controls and procedures that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company's disclosure controls and procedures as of June 30, 2004 were effective to provide reasonable assurances that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has undertaken a review of its internal control over financial reporting in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In connection with this review, the Company has made and will continue to make changes that enhance the effectiveness of its internal controls.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

In August 2004, the Company agreed in principle to settle the securities class action lawsuit brought in March 2003 against the Company and its former Chief Executive Officer and current Chief Financial Officer in the U.S. District Court, District of Massachusetts (Jerome Deckler v. Ionics, Inc. et al., Civil Action No. 03-CV10393(WGY)). Under the terms of the settlement-in-principle, a settlement fund will be created in the total amount of $3 million, to be paid entirely by the Company's insurer. The Company will not be required to make any contribution to this settlement fund. The settlement-in-principle is subject to the execution and filing with the U.S. District Court of a definitive stipulation of settlement and also final approval of the settlement by the Court.

On September 15, 2003, the Company was served with a summons and complaint captioned Brazos River Authority v. Ionics, Incorporated, Cajun Constructors, Inc. f/k/a Cajun Contractors, Inc., and HDR Engineering, Inc., in Texas state court. The suit was subsequently removed to the U.S. District Court, Western Division of Texas, Waco Division (Civil Action WA: 03-CV-324). On July 1, 2004, plaintiff filed a first amended complaint. Plaintiff alleges that an electrodialysis reversal ("EDR") desalination system originally sold by the Company to the plaintiff in 1989 and expanded by the Company in 1998 is defective and accuses the Company and the other defendants of, among other things, negligence, breach of contract, and misrepresentation. The complaint seeks both compensatory and punitive damages in an unspecified amount, among other relief. The plaintiff subsequently made a settlement demand of $25 million. The Company has filed an answer to the complaint which states the Company's belief that any problems encountered by the plaintiff resulted from its failure to operate and maintain the equipment properly. The Company intends to defend itself vigorously in this matter. Trial on this matter is currently scheduled to commence in the third quarter of 2004. While the Company believes that this litigation should have no material adverse impact on its financial condition, results of operations or cash flow, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

On April 28, 2004, the Company was served with a summons and complaint captioned Caldon, Inc. v. Ionics, Incorporated and Key Technologies, Inc., filed in the U.S. District Court for the Western District of Pennsylvania, Pittsburgh. Caldon, Inc. ("Caldon") alleges that certain flow measurement systems, which Caldon provides to the nuclear power industry to measure feedwater flow, and which were designed by defendant Key Technologies, Inc., failed after installation. Caldon engaged the Company to fabricate these systems using Key Technologies, Inc.'s designs. Caldon further alleges that defendant Key Technologies, Inc. failed to design the systems adequately and that the Company failed to weld the systems properly. Caldon claims that it has incurred damages in excess of $2.7 million and has made commitments to customers that will cause it to incur an additional $4.0 million, as well as other damages in an unspecified amount. The Company believes that Caldon's allegations as to the Company are without merit, and intends to defend itself vigorously in this matter. The lawsuit is currently in the early discovery stages. While the Company believes that this litigation should have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

A third-party trustee makes open-market purchases and sales of the Company's common stock from time to time in connection with the Company's 401(k) Savings Plan, under which participating employees may invest in the Company's common stock.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)     The Annual Meeting of the Stockholders was held on May 6, 2004. Stephen
       L. Brown, William K. Reilly, Robert H. Temkin and Allen S. Wyett were elected as Class III Directors for a three-year term. The number of votes cast for the election of the Class III Directors were as follows:

                                       For                   Withheld
       Stephen L. Brown                20,339,244            264,522
       William K. Reilly               19,845,125            758,641
       Robert H. Temkin                20,342,152            261,614
       Allen S. Wyett                  19,928,765            775,001

       The following members of the Board of Directors continued in office:

       Class I Directors (terms expire at the 2005 Annual Meeting)
       -----------------

       Douglas R. Brown
       Kathleen F. Feldstein
       Frederick T. Stant, III

       Class II Directors (terms expire at the 2006 Annual Meeting)
       ------------------

       Lyman B. Dickerson
       John J. Shields
       Daniel I. C. Wang
       Mark S. Wrighton

       Arthur L. Goldstein resigned as a Class I Director following the Annual Meeting of Stockholders.

b) The other matter submitted for stockholder approval was the ratification of the selection of PricewaterhouseCoopers LLP as the Company's auditors for 2004. The following votes were cast in connection with this matter:

       Votes for:                 20,253,851
       Votes against:                323,445
       Abstentions:                   26,470

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

       Exhibit No.  Description
       -----------  -----------

       10.1 Second Amendment to Credit Agreement dated as of July 9, 2004, by and among the Company as borrower; certain of its domestic subsidiaries as guarantors; UBS Securities LLC as Lead Arranger, Sole Bookmanager and Documentation Agent; and certain other parties thereto. +

       31.1         Rule 13a-14(a) Certification of Chief Executive Officer.  +

       31.2         Rule 13a-14(a) Certification of Chief Financial Officer.  +

       32.1         Section 1350 Certification of Chief Executive Officer.    +

       32.2         Section 1350 Certification of Chief Financial Officer.    +
       ---------------------
       + Filed herewith.

b) Reports on Form 8-K

       The Company filed two reports on Form 8-K with the Securities and Exchange Commission during the three-month period ended June 30, 2004, as follows:

           (1) Filed on May 11, 2004, reporting under Item 7 and Item 12 the issuance by the Company of a press release reporting financial results for the first quarter of 2004, ended March 31, 2004. A copy of the financial results press release was filed as Exhibit 99 to the Form 8-K,

           (2) Filed April 28, 2004, amending a report on Form 8-K originally filed on February 27, 2004, by reporting under Item 7 certain pro forma financial information which was filed as Exhibit 99.1.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IONICS, INCORPORATED


Date: August 9, 2004        By:     /s/Douglas R. Brown
                                    -------------------------------------------
                                    Douglas R. Brown
                                    President and Chief Executive Officer
                                    (duly authorized officer)



Date: August 9, 2004        By:     /s/Daniel M. Kuzmak
                                    -------------------------------------------
                                    Daniel M. Kuzmak
                                    Vice President and Chief Financial Officer
                                    (principal financial officer)



                                                 EXHIBIT INDEX


        Exhibit No.                                       Description

            10.1              Second Amendment to Credit Agreement dated as of July 9, 2004, by             +
                              and among the Company as borrower, certain of its domestic subsidiaries as guarantors; UBS Securities LLC as Lead Arranger,
                              Sole Bookmanager and Documentation Agent; and certain other parties thereto.

            31.1              Rule 13a-14(a) Certification of Chief Executive Officer                       +

            31.2              Rule 13a-14(a) Certification of Chief Financial Officer                       +

            32.1              Section 1350 Certification of Chief Executive Officer                         +

            32.2              Section 1350 Certification of Chief Financial Officer                         +
--------------------
+Filed herewith.