Form 10-Q
period 2004-09-30
IONICS INC
filed 2004-11-09
CIK 52466

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number: 1-7211

                              IONICS, INCORPORATED
             (Exact name of registrant as specified in its charter)

                       Massachusetts                                                04-2068530
     (State or other jurisdiction of incorporation or                  (IRS Employer Identification Number)
                       organization)

                      65 Grove Street
                 Watertown, Massachusetts                                           02472-2882
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                    Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At October 31, 2004 the Company had 22,768,527 shares of Common Stock, par value $1.00 per share, outstanding.




                                                          INDEX
                                                                                                              Page

PART I -        FINANCIAL INFORMATION                                                                          2

                ITEM 1.     Financial Statements                                                               2

                            Unaudited Consolidated Statements of Operations
                                Three and Nine Months Ended September 30, 2004 and 2003                        2

                            Unaudited Consolidated Balance Sheets
                                September 30, 2004 and December 31, 2003                                       3

                            Unaudited Consolidated Statements of Cash Flows
                                Nine Months Ended September 30, 2004 and 2003                                  4

                            Notes to Consolidated Financial Statements                                         5

                ITEM 2.     Management's Discussion and Analysis of Financial Condition                        22
                            and Results of Operations

                ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk                         46

                ITEM 4.     Controls and Procedures                                                            46

PART II -       OTHER INFORMATION                                                                              48

                ITEM 1.     Legal Proceedings                                                                  48

                ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds                        49

                ITEM 6.     Exhibits                                                                           49

                SIGNATURES                                                                                     50

                EXHIBIT INDEX                                                                                  51


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              IONICS, INCORPORATED
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Amounts in thousands, except per share amounts)

                                                    Three months ended    Nine months ended
                                                     September 30,          September 30,
                                                  ---------------------  ---------------------
                                                    2004       2003        2004       2003
                                                  ---------  ----------  ---------- ----------
Revenues:
     Equipment Sales                              $ 32,843    $ 36,799   $ 104,264   $ 99,637
     Operations                                     62,865      28,179     177,541     82,450
     Consumer Water                                  4,465       3,708      12,455      9,217
     Instruments                                     9,614       7,880      28,065     24,308
     Affiliated companies                            8,346      11,119      27,262     35,870
                                                  ---------  ----------  ---------- ----------
                                                   118,133      87,685     349,587    251,482
                                                  ---------  ----------  ---------- ----------
Costs and expenses:
     Cost of sales of Equipment Sales               26,561      36,002      84,867     85,317
     Cost of sales of Operations                    40,235      19,998     113,588     58,227
     Cost of sales of Consumer Water                 1,604       2,806       5,081      5,219
     Cost of sales of Instruments                    4,391       3,558      12,374     11,019
     Cost of sales to affiliated companies           7,411       9,575      24,014     30,958
     Research and development                        1,504       1,784       4,607      5,515
     Selling, general and administrative            29,166      22,473      87,911     63,225
     Impairment of long-lived assets                     -       2,499           -      2,499
     Restructuring charges, net                          -       2,470       1,172      2,470
     Impairment of goodwill                              -      12,731           -     12,731
                                                  ---------  ----------  ---------- ----------
                                                   110,872     113,896     333,614    277,180
                                                  ---------  ----------  ---------- ----------

Income (loss) from continuing operations             7,261     (26,211)     15,973    (25,698)

Interest income                                        524         660       1,372      2,193

Interest expense                                    (5,698)       (254)    (14,782)      (740)

Equity income (loss)                                 1,210          43       2,501     (2,800)
                                                  ---------  ----------  ---------- ----------

Income (loss) from continuing operations before
     gain on sale of Aqua Cool, income taxes
     and minority interest expense                   3,297     (25,762)      5,064    (27,045)

Gain on sale of Aqua Cool                                -         457           -        457

Income tax (expense) benefit                        (1,652)      7,981      (5,879)     8,542
                                                  ---------  ----------  ---------- ----------

Income (loss) from continuing operations before
     minority interest expense                       1,645     (17,324)       (815)   (18,046)

Minority interest expense                              282         249         766        635
                                                  ---------  ----------  ---------- ----------

Income (loss) from continuing operations             1,363     (17,573)     (1,581)   (18,681)

Loss from discontinued operations, net of income tax  (473)     (4,459)     (3,807)    (7,699)
                                                  ---------  ----------  ---------- ----------

Net income (loss)                                    $ 890   $ (22,032)   $ (5,388) $ (26,380)
                                                  =========  ==========  ========== ==========

Basic income (loss) per share from continuing
operations                                          $ 0.06      $(0.99)    $ (0.07)   $ (1.06)
Basic loss per share from discontinued operations    (0.02)      (0.25)      (0.17)     (0.44)
                                                  ---------------------  ---------------------
Basic income (loss) per share                       $ 0.04     $ (1.24)    $ (0.25)   $ (1.50)
                                                  =====================  =====================

Diluted income (loss) per share from continuing
operations                                          $ 0.06     $ (0.99)    $ (0.07)   $ (1.06)

Diluted loss per share from discontinued
operations                                           (0.02)      (0.25)      (0.17)     (0.44)
                                                  ---------------------  ---------------------
Diluted income (loss) per share                     $ 0.04     $ (1.24)    $ (0.25)   $ (1.50)
                                                  =====================  =====================

Shares used in basic income (loss) per share
calculations                                         22,637     17,699      21,849     17,607
                                                  ======================  ====================

Shares used in diluted income (loss) per share
calculations                                         22,891     17,699      21,849     17,607
                                                  ======================  ====================

The accompanying notes are an integral part of these consolidated financial statements.

                              IONICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
           (Amounts in thousands, except share and par value amounts)

                                                                                            December 31,
                                                                                        2004              2003
                                                                                    -------------     -------------
ASSETS
Current assets:
               Cash and cash equivalents                                                $ 59,439         $ 133,815
               Short-term investments                                                      1,504                 -
               Notes receivable, current                                                   5,912             6,365
               Accounts receivable, net                                                  128,228            87,415
               Receivables from affiliated companies                                      23,342            22,140
               Inventories:
                  Raw materials                                                           19,439            15,269
                  Work in process                                                          4,482             5,621
                  Finished goods                                                           5,276             3,705
                                                                                    -------------     -------------
                                                                                          29,197            24,595
               Deferred income taxes                                                      13,585            13,585
               Assets from discontinued operations                                           796             7,959
               Other current assets                                                       26,504            20,196
                                                                                    -------------     -------------
                  Total current assets                                                   288,507           316,070

Restricted cash                                                                           12,400                 -
Receivables from affiliated companies, long-term                                          11,919            20,915
Notes receivable, long-term                                                               37,641            28,408
Investments in affiliated companies                                                       10,164            14,362
Property, plant and equipment:
               Land                                                                       11,680             6,297
               Buildings                                                                  65,704            43,070
               Machinery and equipment                                                   467,074           279,997
               Other, including furniture, fixtures and vehicles                          38,578            34,338
                                                                                    -------------     -------------
                                                                                         583,036           363,702
               Less accumulated depreciation                                             190,387           192,169
                                                                                    -------------     -------------
                                                                                         392,649           171,533

Goodwill                                                                                 185,578             7,695
Intangible assets, net                                                                    74,787             6,378
Deferred income taxes, long-term                                                          20,085            21,305
Other assets                                                                              11,087             5,311
                                                                                    -------------     -------------
                  Total assets                                                       $ 1,044,817         $ 591,977
                                                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
               Notes payable and current portion of long-term debt                       $ 8,738           $ 6,276
               Accounts payable                                                           37,121            28,279
               Billings in advance from affiliated companies                                   -             3,629
               Income taxes payable                                                       30,700            32,840
               Liabilities from discontinued operations                                        -               396
               Other current liabilities                                                  73,576            46,672
                                                                                    -------------     -------------
                  Total current liabilities                                              150,135           118,092

Long-term debt and notes payable                                                         277,763             8,889
Deferred income taxes                                                                     33,677            30,979
Minority interest                                                                         15,084             1,426
Accumulated losses in investments in affiliated companies                                  3,279             5,068
Other liabilities                                                                         10,374            11,358

Commitments and contingencies

Stockholders' equity:
               Common stock, par value $1, authorized
               shares: 100,000,000 at September 30, 2004 and 55,000,000
               at December 31, 2003
               issued: 22,746,329 at September 30, 2004 and 17,898,486
               at December 31, 2003                                                       22,746            17,898
               Additional paid-in capital                                                337,904           198,285
               Retained earnings                                                         196,951           202,339
               Accumulated other comprehensive loss                                       (3,096)           (2,357)
                                                                                    -------------     -------------
                  Total stockholders' equity                                             554,505           416,165
                                                                                    -------------     -------------
                  Total liabilities and stockholders' equity                         $ 1,044,817         $ 591,977
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

                              IONICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)
                                Nine months ended

                                                                     September 30,
                                                                -----------------------
                                                                  2004         2003
                                                                ----------   ----------

Operating activities:
     Net loss                                                    $ (5,388)   $ (26,380)
     Less: loss from discontinued operations                       (3,807)      (3,478)
     Less: loss on disposal of discontinued operations                  -       (4,221)
                                                                ----------   ----------
      Loss from continuing operations                              (1,581)     (18,681)

     Adjustments to reconcile net loss from
     continuing operations to net cash used in
     operating activities:
      Depreciation                                                 29,525       18,251
      Amortization of intangibles                                   6,272          426
      Deferred tax valuation allowance                              4,375            -
      Provision for losses on accounts and notes receivable         1,970        3,199
      Impairment of long-lived assets                                   -        2,499
      Impairment of goodwill                                            -       12,731
      Equity in (earnings) losses of affiliates                    (2,501)       2,800
      Changes in assets and liabilities,
      net of effects of businesses acquired:
        Notes receivable                                          (10,600)        (607)
        Accounts receivable                                       (23,232)      11,444
        Receivables from affiliated companies                      (9,017)     (14,386)
        Inventories                                                (1,279)       5,295
        Other current assets                                       (2,348)        (947)
        Investments in affiliated companies                         1,362        1,205
        Deferred income taxes                                       9,927       (9,056)
        Accounts payable and accrued expenses                      (4,679)      (7,262)
        Deferred revenue from affiliates                             (335)       2,869
        Accrued expenses for affiliated companies                  (3,524)           -
        Customer deposits                                          15,270        1,377
        Income taxes payable                                       (5,674)      (3,999)
        Accumulated losses in investments in affiliated companies   1,789          (89)
        Other                                                        (107)      (3,370)
                                                               ------------------------
          Net cash provided by operating activities                 5,613        3,699

Investing activities:
     Additions to property, plant and equipment                   (25,709)     (18,109)
     Disposals of property, plant and equipment                     1,883          161
     Additional investments in affiliated companies                     -       (1,575)
     Acquisitions, net of cash acquired                          (223,830)      (7,092)
     (Purchases) sales of short-term investments                   (1,371)          12
                                                               ------------------------
        Net cash used in investing activities                    (249,027)     (26,603)

Financing activities:
     Restricted cash                                                3,688        4,250
     Principal payments on current debt                            (3,349)      (4,662)
     Proceeds from borrowings of current debt                         244        5,135
     Principal payments on long-term debt                         (12,945)        (864)
     Proceeds from borrowings of long-term debt                   175,418            -
     Deferred financing costs                                      (6,233)           -
     Change in the fair value of financial instruments              2,203            -
     Proceeds from issuance of stock under stock option plans       5,498        3,377
                                                               ------------------------
        Net cash provided by financing activities                 164,524        7,236
Effect of exchange rate changes on cash                              (944)       5,519
                                                                -----------------------
Net cash used in continuing operations                            (79,834)     (10,149)
Net cash provided by discontinued operations                        5,458        4,313
Cash and cash equivalents at beginning of period                  133,815      136,044
                                                               ------------------------
Cash and cash equivalents at end of period                       $ 59,439    $ 130,208
                                                               ========================

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

During the first quarter of 2004, the Company realigned its business structure and began reporting new business segments. This segment realignment combined most of its existing Equipment Business Group and Ultrapure Water Group, as well as the operations of Ecolochem, Inc. and its affiliated companies (the "Ecolochem Group") acquired by the Company on February 13, 2004 (see Note 3) and the Desalination Company of Trinidad and Tobago Ltd. ("Desalcott") which has been consolidated effective January 1, 2004 upon the adoption of Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"), into a new business group called Water Systems. The newly formed Water Systems Group is comprised of two reporting segments, Equipment Sales and Operations. The Consumer Water Group remains a reporting group as previously constituted. The Instruments Group continues with its existing activities and includes all worldwide instrument sales. The Corporate Group includes all corporate overhead.

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

As a result, effective January 1, 2004, the Company consolidated the operations, assets, liabilities and minority interests of Desalcott in which the Company holds a 40% equity interest, because the Company believes it holds a majority of the related financial risks. As of September 30, 2004, Desalcott had total assets and total liabilities of approximately $153.2 million and $130.2 million, respectively. Included in assets is $12.4 million of restricted cash and property, plant and equipment totaling $125.9 million and included in liabilities is debt of $109.0 million, which is collateralized by substantially all of the assets and the outstanding common stock of Desalcott, and is non-recourse to the Company.

3.     Ecolochem Acquisition

On February 13, 2004, the Company acquired all of the outstanding shares of capital stock and ownership interests of Ecolochem, Inc. and its affiliated companies ("Ecolochem Group"). The Ecolochem Group, privately-held companies headquartered in Norfolk, Virginia, is a leading provider of emergency, short and long-term mobile water treatment services to the power, petrochemical and other industries. The acquisition expands the Company's outsourced or customer facility-based water treatment capabilities in North America and Europe and provides the Company with better access into the energy and utilities markets. The Company's financial statements include the results of operations of the Ecolochem Group subsequent to the acquisition date.

The total purchase price was $366.9 million, consisting of $219.0 million in cash (which includes $9.8 million in escrow to be paid in the event the Company makes an election pursuant to Section 338(h)(10) election of the Internal Revenue Code with respect to selected acquired intangible assets) and 4,652,648 shares of the Company's common stock. The Company intends to make the Section 338(h)(10) election in the fourth quarter of 2004. The issuance of 4,652,648 shares of the Company's common stock was valued at $139.9 million based on the average of the closing prices of the common stock for the two days before, the day of and the two days after the announcement by the Company of its agreement to acquire the Ecolochem Group. The purchase price includes capitalizable acquisition costs of $8.0 million, consisting of investment banking, legal, consulting and accounting services. The cash portion of the consideration was financed with the Company's available cash resources and proceeds from $255 million senior credit facilities with a syndication of lenders led by UBS, Fleet Bank and Bank of America. Proceeds from these credit facilities were used to fund the acquisition, pay certain transaction-related fees and expenses, provide for ongoing working capital and support the issuance of letters of credit. The credit facilities consist of a $175 million 7-year term loan, of which $166.6 million was outstanding at September 30, 2004, at an average interest rate of 5.75%, and an $80 million 5-year revolving credit facility. The revolving credit facility consists of a $60.0 million facility available for issuance of letters of credit, of which $35.9 million was outstanding at September 30, 2004, and a $20.0 million facility for general purpose borrowings, of which there were no outstanding borrowings at September 30, 2004. Borrowings under the credit facilities bear interest equal to a base rate (generally the Prime Rate) plus a specified margin or the London Interbank Offered Rate ("LIBOR") plus a specified margin, at the Company's option; the specified margins are a function of the Company's leverage ratio. Interest on outstanding borrowings is payable quarterly. The credit facilities are collateralized by the assets of the Company and of its domestic subsidiaries and by 65% of certain of the equity of the Company's international subsidiaries. The terms of the credit facilities include financial covenants relating to fixed charge coverage, interest coverage, leverage ratio and capital expenditures, the most restrictive of which are anticipated to be the leverage ratio and limitations on capital spending. The terms of the credit facilities contain provisions that limit the Company's ability to incur additional indebtedness in the future and place other restrictions on the Company's business. At September 30, 2004, the Company was in compliance with the facilities' covenants. In connection with the execution of the credit facilities, the Company entered into interest rate swap agreements that fix the Company's LIBOR rate on $100 million of the term loan at 3.1175% per annum. The swap agreements expire in 2010. (See Note 15)

The preliminary allocation of the $366.9 million purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition based upon a third-party valuation was as follows:

(Dollars in millions)
Assets
     Current assets                                            $ 27.4
     Property, plant and equipment                              101.6
     Intangible assets                                           72.8
     Goodwill                                                   179.4
     Other assets                                                 1.8
                                                         -------------
        Total assets acquired                                 $ 383.0
                                                         -------------

Liabilities
     Current liabilities                                       $ 14.0
     Other liabilities                                            2.1
                                                         ------------
        Total liabilities assumed                                16.1
                                                         -------------

                                                         -------------
     Total purchase price including acquisition costs         $ 366.9
                                                         =============

The purchase price is subject to a final determination of certain cash-related and working capital amounts, to be agreed to by the sellers and the Company, which is expected in the fourth quarter of 2004. Goodwill was recognized for the excess purchase price over the fair value of the assets and liabilities acquired. Goodwill is primarily attributable to anticipated growth from new customers and synergies related to the integration of Ecolochem. Goodwill apportioned to domestic operations for tax purposes is deductible over a 15-year period.

The following table reflects the estimated fair values of the acquired intangible assets and related estimates of useful lives:

(Dollars in millions)
Contractual relationships            $ 57.8    10-year economic consumption life
Technology and know-how                10.8    10-year useful life
Trade names and trademarks              2.3    9-year useful life
Non-compete agreements                  0.1    5-year useful life
Discharge permits                       1.8    Indefinite life
                               -------------
                                     $ 72.8
                               =============

The following pro forma information presents a summary of the historical consolidated statements of operations of the Company and Ecolochem for the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003, giving effect to the merger as if it occurred on January 1, 2004 and 2003, respectively.

(Amounts in thousands, except per share amounts)
                                               Three months ended September 30,               Nine months ended September 30,
                                          --------------------------------------------   -------------------------------------------
                                                 Actual                Pro Forma              Pro Forma              Pro Forma
                                                  2004                   2003                   2004                   2003
                                          ---------------------   --------------------   --------------------   --------------------

Revenues                                             $ 118,133              $ 116,148              $ 361,368              $ 332,640
Income (loss) from continuing operations                 1,363                (12,963)                (1,529)                (8,004)

Income (loss) per share from continuing
operations:
      Basic                                             $ 0.06                $ (0.58)               $ (0.07)               $ (0.36)
      Diluted                                             0.06                  (0.58)                 (0.07)                 (0.36)

The pro forma income (loss) from continuing operations and income (loss) per share from continuing operations for each period presented primarily includes adjustments for depreciation of fixed assets, amortization of intangibles and debt financing costs, interest expense, tax rate changes and the issuance of common stock. Amortization of the acquired intangibles is included on an economic consumption basis for contractual relationships and a straight-line basis for all other intangibles. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date or for the periods presented, or which may be realized in the future.

4.   Accounting for Stock-Based Compensation

The Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, for options with an exercise price less than the fair market value of the stock at the date of grant, if any, stock-based compensation is measured as the difference between the option exercise price and fair market value of the stock at the date of grant and is charged to operations over the expected period of benefit to the Company. For the three and nine months ended September 30, 2004 and 2003, no stock-based compensation expense is reflected in net (loss) income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

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

(Amounts in thousands, except per share amounts)
                                                                       Three months ended            Nine months ended
                                                                          September 30,                 September 30,
                                                                   ---------------------------   ---------------------------
                                                                      2004           2003           2004           2003
                                                                   ------------  -------------   ------------  -------------

Net income (loss), as reported                                           $ 890      $ (22,032)      $ (5,388)     $ (26,380)

Less: Stock-based employee compensation expense determined
      under fair value method for all awards, net of related tax effects(1,299)        (1,277)        (3,318)        (3,698)
                                                                   ------------  -------------   ------------  -------------
Pro forma net loss                                                      $ (409)     $ (23,309)      $ (8,706)     $ (30,078)
                                                                   ============  =============   ============  =============

                                                                   ------------  -------------   ------------  -------------
Income (loss) per basic share, as reported                              $ 0.04        $ (1.24)       $ (0.25)       $ (1.50)
                                                                   ============  =============   ============  =============
Loss per basic share, pro forma                                        $ (0.02)       $ (1.32)       $ (0.40)       $ (1.71)
                                                                   ============  =============   ============  =============

                                                                   ------------  -------------   ------------  -------------
Income (loss) per diluted share, as reported                            $ 0.04        $ (1.24)       $ (0.25)       $ (1.50)
                                                                   ============  =============   ============  =============
Loss per diluted share, pro forma                                      $ (0.02)       $ (1.32)       $ (0.40)       $ (1.71)
                                                                   ============  =============   ============  =============

The fair value of each option granted during the first nine months of 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                        Three months ended            Nine months ended
                                                            September 30,                 September 30,
                                                    ---------------------------   ---------------------------
                                                       2004           2003           2004           2003
                                                    ------------  -------------   ------------  -------------

Expected term (years)                                       N/A            6.0            6.0            6.0
Volatility                                                  N/A          41.4%         43.07%          41.4%
Risk-free interest rate (zero coupon U.S. treasury note)    N/A          3.77%          4.19%          3.42%
Dividend yield                                             None           None           None           None
Weighted average fair value of options granted              N/A         $10.07         $11.42          $8.03


5.   Discontinued Operations

During the second quarter of 2004, the Company's management decided to sell its General Ionics home water operation, which is part of the Consumer Water Group. In the fourth quarter of 2003, the Company's management and Board of Directors approved a plan to sell its European point-of-use (POU) cooler businesses in the United Kingdom (UK) and Ireland, which was part of the Consumer Water Group. In the third quarter of 2003, the Company's management and Board of Directors approved a plan to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, Massachusetts, which was also part of the Consumer Water Group. Accordingly, the Company's financial statements and notes reflect these businesses as discontinued operations in accordance with the SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The Company's financial statements have been reclassified to reflect these businesses as discontinued operations for all periods presented. The operating results of the discontinued operations are summarized below, which exclude general corporate overhead previously allocated to each entity.

(Dollars in thousands)
                                               Three months ended          Nine months ended
                                                 September 30,               September 30,
                                            -------------------------   -------------------------
                                               2004          2003          2004          2003
                                            ------------  -----------   ------------  -----------

Income/(loss) from discontinued operations, net of income tax

     Elite New England                            $ 107     $ (1,170)           $ 4     $ (2,777)
     Point of Use UK                               (306)        (597)          (753)      (1,330)
     Point of Use Ireland                          (212)        (173)        (1,312)        (287)
     General Ionics                                 (62)          21            (38)         173
                                            ------------  -----------   ------------  -----------
                                                   (473)      (1,919)        (2,099)      (4,221)
Loss on disposal of discontinued operations,
     net of income tax

     Elite New England                                -       (2,540)             -       (3,478)
     Point of Use UK                                  -            -           (585)           -
     Point of Use Ireland                             -            -         (1,123)           -
     General Ionics                                   -            -              -            -
                                            ------------  -----------   ------------  -----------
                                                      -       (2,540)        (1,708)      (3,478)
Total loss from discontinued operations,
     net of income tax                           $ (473)    $ (4,459)      $ (3,807)    $ (7,699)
                                            ============  ===========   ============  ===========

In the first quarter of 2004, the Company completed the sale of the Elite Consumer Products division for approximately $5.2 million, resulting in a gain of $0.2 million. In the second quarter of 2004, the Company completed the sale of the European POU cooler business in the UK and Ireland during the second quarter of 2004 for approximately $3.0 million, resulting in a gain of $0.5 million.

(Dollars in thousands)
                                                        Three months ended                      Nine months ended
                                                           September 30,                           September 30,
                                               -------------------------------------   -------------------------------------
                                                     2004                2003                2004                2003
                                               -----------------   -----------------   -----------------   -----------------

Revenues                                                $ 1,516             $ 7,506             $ 6,991            $ 22,850
Gross margin                                                791                (473)              3,635               3,015
                                               =================   =================   =================   =================

Loss from discontinued operations,
     before income tax                                     (618)             (3,045)             (2,521)             (6,678)
Income tax benefit                                          145               1,126                 422               2,457
                                               -----------------   -----------------   -----------------   -----------------
Loss from discontinued operations,
     net of income tax                                     (473)             (1,919)             (2,099)             (4,221)
Loss on disposal of discontinued operations,
     net of income tax                                        -              (2,540)             (1,708)             (3,478)
                                               -----------------   -----------------   -----------------   -----------------

Total loss from discontinued operations,
     net of income tax                                   $ (473)           $ (4,459)           $ (3,807)           $ (7,699)
                                               =================   =================   =================   =================


Assets and liabilities from discontinued operations at September 30, 2004 and December 31, 2003 consist of the following:

(Dollars in thousands)
                                              September 30,      December 31,
                                                  2004              2003
                                              --------------    --------------

Current assets                                        $ 498           $ 2,950
Non-current assets                                      298             5,009
                                              --------------    --------------
Assets from discontinued operations                   $ 796           $ 7,959
                                              ==============    ==============

Liabilities from discontinued operations                $ -             $ 396
                                              ==============    ==============

At September 30, 2004, current assets primarily include accounts receivable, inventory and other current assets. Non-current assets primarily include property, plant and equipment. At December 31, 2003, current assets primarily include accounts and notes receivable, inventory and other current assets. Non-current assets primarily include property, plant and equipment, intangible assets and other assets. Liabilities consist of accounts payable and accrued expenses.

6.   Restructuring Charges

During the third quarter of 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program is consolidating the Company's sales, engineering, manufacturing and accounting functions, which existed in many reporting entities, into several regional centers in the United States, Europe and Asia. During the first nine months of 2004, the Company recorded restructuring charges of approximately $1.2 million relating primarily to vacating leased facilities. At September 30, 2004, the Company had approximately $0.5 million and $0.3 million accrued for restructuring costs associated with vacated leased facilities included in "Other current liabilities" and "Other long-term liabilities," respectively. The Company accrued for the leases in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities" based on the value of the lease obligation in excess of the estimated sub-lease rental income through 2007.

Reconciliation of the restructuring liability as of September 30, 2004 by segment is as follows:

(Dollars in thousands)
                                          Equipment                     Consumer
                                            Sales       Operations        Water        Instruments   Corporate      Total
                                         ------------   ------------   ------------   -------------------------   -----------
Balance December 31, 2003                      $ 393          $ 382           $ 28            $ -         $ 69         $ 872
Accrual for severance                              -             30              -              -          134           164
Accruals for facilities                          915             43              -              -           50         1,008
Payments                                        (518)          (439)           (23)             -         (236)       (1,216)
                                         ------------   ------------   ------------   ------------   ----------   -----------
Balance September 30, 2004                     $ 790           $ 16            $ 5            $ -         $ 17         $ 828
                                         ============   ============   ============   ============   ==========   ===========

7.   Goodwill and Intangible Assets

The carrying amounts of goodwill for the quarters ended September 30, 2004 and December 31, 2003 by segment are as follows:

(Dollars in thousands)
                                          Equipment                      Consumer
                                            Sales        Operations        Water        Instruments   Corporate       Total
                                         -------------   ------------   ------------   --------------------------   -----------
Balance December 31, 2002                     $ 9,880        $ 9,376          $ 862            $ -           $ -      $ 20,118
Goodwill impairment write off                  (8,981)        (3,750)             -              -             -       (12,731)
Cumulative translation adjustment/other                          308              -              -             -           308
                                        --------------   ------------   ------------   ------------   -----------   -----------
Balance December 31, 2003                       $ 899        $ 5,934          $ 862            $ -           $ -       $ 7,695
Goodwill acquired during the period                 -        179,425              -              -             -       179,425
Cumulative translation adjustment/other             -         (1,542)             -              -             -        (1,542)
                                         -------------   ------------   ------------   ------------   -----------   -----------
Balance September 30, 2004                      $ 899      $ 183,817          $ 862            $ -           $ -     $ 185,578
                                         =============   ============   ============   ============   ===========   ===========

The gross carrying value and accumulated amortization of intangible assets as of September 30, 2004 and December 31, 2003 are as follows:

(Dollars in thousands)
Intangible Assets at September 30, 2004
                               Contractual      Non-Compete     Technology and
                              Relationships      Agreements        Know-How        Patents      Trademarks      Other       Total
                              ---------------  --------------- -----------------   ---------   -------------   --------   ----------
Amortized Intangible Assets:
Gross Carrying Amount               $ 62,562            $ 400          $ 10,812       $ 735         $ 2,340    $ 3,890     $ 80,739
Accumulated Amortization              (5,209)            (161)             (684)       (395)           (164)    (1,312)      (7,925)
                              ---------------  --------------- -----------------   ---------   -------------   --------   ----------
Net Intangible Assets                 57,353              239            10,128         340           2,176      2,578       72,814
                              ---------------  --------------- -----------------   ---------   -------------   --------   ----------
Indefinite-lived Intangible
Assets:                                    -                -                 -           -             262      1,711        1,973
                              ---------------  --------------- -----------------   ---------   -------------   --------   ----------
Total Intangible Assets             $ 57,353            $ 239          $ 10,128       $ 340         $ 2,438    $ 4,289     $ 74,787
                              ===============  =============== =================   =========   =============   ========   ==========


Intangible Assets at December 31, 2003

                               Contractual      Non-Compete     Technology and
                              Relationships      Agreements        Know-How        Patents      Trademarks      Other       Total
                              ---------------  --------------- -----------------   ---------   -------------   --------   ----------
Amortized Intangible Assets:
Gross Carrying Amount                $ 4,755            $ 275               $ -       $ 707             $ -    $ 2,031      $ 7,768
Accumulated Amortization                (252)            (106)                -        (322)              -       (972)      (1,652)
                              ---------------  --------------- -----------------   ---------   -------------   --------   ----------
Net Intangible Assets                  4,503              169                 -         385               -      1,059        6,116
                              ---------------  --------------- -----------------   ---------   -------------   --------   ----------
Indefinite-lived Intangible
Assets:                                    -                -                 -           -             262          -          262
                              ---------------  --------------- -----------------   ---------   -------------   --------   ----------
Total Intangible Assets              $ 4,503            $ 169               $ -       $ 385           $ 262    $ 1,059      $ 6,378
                              ===============  =============== =================   =========   =============   ========   ==========

The increase in intangible assets primarily reflects the acquisition of the Ecolochem Group (see Note 3) during the first quarter of 2004. Amortization expense for intangible assets is estimated to be approximately $8.6 million in 2004, $9.5 million in 2005, $9.2 million in 2006, $8.7 million in 2007 and $8.4 million in 2008.

8.   Long-Term Debt and Notes Payables

(Dollars in Thousands)
                                            September 30,       December 31,
                                                2004                2003
                                           ----------------    ---------------

Notes Payable                                     $ 10,875           $ 15,165

Debt for Ecolochem acquisition                     166,632                  -

Desalcott Notes Payable                            108,994                  -

                                           ----------------    ---------------
Total Contractual Obligations                      286,501             15,165

Less Current Portion                                 8,738              6,276

                                           ----------------    ---------------
Total Long-Term Contractual Obligations          $ 277,763            $ 8,889
                                           ================    ===============

Acquisition of the Ecolochem Group
On February 13, 2004, the Company acquired the stock and membership interests of the Ecolochem Group from the shareholders and owners of the Ecolochem Group. The total purchase price was $366.9 million, consisting of $219.0 million in cash (which includes $9.8 million in escrow to be paid in the event the Company makes a Section 338 (h)(10) election of the Internal Revenue Code with respect to selected acquired intangible assets) and 4,652,648 shares of the Company's common stock. The purchase price includes capitalizable acquisition costs of $8.0 million, consisting of investment banking, legal, consulting and accounting services. The cash portion of the consideration was financed with the Company's available cash resources and proceeds from $255 million senior credit facilities with a syndication of lenders led by UBS, Fleet Bank and Bank of America. Proceeds from these credit facilities were used to fund the acquisition, pay certain transaction-related fees and expenses, provide for ongoing working capital and support the issuance of letters of credit. The credit facilities consist of a $175 million 7-year term loan, of which $166.6 million was outstanding at September 30, 2004 at an average interest rate of 5.75%, and an $80 million 5-year revolving credit facility. The revolving credit facility consists of a $60.0 million facility available for issuance of letters of credit of which $35.9 million was outstanding at September 30, 2004, and a $20.0 million facility for general purpose borrowings, of which there were no outstanding borrowings at September 30, 2004 at an average interest rate of 2.5%. Borrowings under the credit facilities bear interest equal to a base rate

(generally the Prime Rate) plus a specified margin or LIBOR plus a specified margin, at the Company's option; the specified margins are a function of the Company's leverage ratio. Interest on outstanding borrowings is payable quarterly. The credit facilities are collateralized by the assets of the Company and of its domestic subsidiaries and by 65% of the equity of certain of the Company's international subsidiaries. The terms of the credit facilities include financial covenants relating to fixed charge coverage, interest coverage, leverage ratio and capital expenditures, the most restrictive of which are anticipated to be the leverage ratio and limitations on capital spending. The terms of the credit facilities contain provisions that limit the Company's ability to incur additional indebtedness in the future and place other restrictions on the Company's business. At September 30, 2004, the Company was in compliance with the facilities covenants. In connection with the execution of the credit facilities, the Company entered into interest rate swap agreements that fix the Company's LIBOR rate on $100 million of the term loan at 3.1175% per annum. The swap agreements expire in 2010.

Consolidation of Desalcott
Pursuant to FIN 46 (see note 2), effective January 1, 2004, the Company consolidated the operations, assets, liabilities and majority interests of the Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), in which the Company holds a 40% equity interest, because the Company believes it holds a majority of the related financial risks. Included in liabilities at September 30, 2004 is debt of $109.0 million. The debt outstanding consists of 20-year loans for $75.8 million and $33.2 million. Each loan bears interest at 8.5%, which is payable quarterly. As a result of an agreed upon "Moratorium Period" on the $33.2 million loan, principal payments do not commence until October 2005. Interest rates are fixed on each loan for the first five years and ten years, respectively. Interest rates may change at the end of each subsequent five-year period. The total debt is collateralized by substantially all of the assets and the outstanding common stock of Desalcott, and is non-recourse to the Company.

Other Debt
The Company has three project finance loans for its controlled affiliate in Barbados. These loans are payable in equal quarterly installments over a ten-year period that began in 2000, and bear interest at rates ranging from 2% over LIBOR up to 8.75%. The controlled affiliate had outstanding borrowings of $5.2 million and $6.4 million against these loans at September 30, 2004 and December 31, 2003, respectively. The Company also has project financing loans for its controlled affiliate in Italy. The loans have a ten-year maturity and bear interest at EURIBOR plus a specified margin. The controlled affiliate had outstanding borrowings of $5.6 million and $3.8 million against these loans at September 30, 2004 and December 31, 2003, respectively.

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

("Intersuero"). Iberica supplied certain membrane-based production equipment under a lease agreement to Intersuero, which subsequently declared bankruptcy. In its lawsuit, Iberica sought the return of the equipment or payment of 2.8 million Euros, or $3.5 million, plus interest, for the equipment. On February 17, 2004, Intersuero filed an answer and counterclaim, alleging that the equipment did not perform to specifications and seeking 15.8 million Euros, or $19.6 million, in damages, lost profits, interest and costs, plus additional damages for continuing lost profits. Intersuero subsequently requested that the Court pursue a criminal investigation against Iberica and its directors (who include the Company's Chief Executive Officer and Chief Financial Officer), alleging that Iberica filed false documents in the civil proceedings. Iberica has acknowledged that it inadvertently filed several intermediate draft agreements as exhibits, and the Court subsequently was provided with the final agreements. The Court is currently conducting an investigation to determine whether criminal charges should be pursued. Intersuero moved to suspend the civil proceedings pending the outcome of the criminal investigation in an attempt to delay the trial on the proceedings. Iberica was successful in opposing this motion. The Company believes Intersuero's allegations and complaint to be without merit and intends aggressively to pursue its claim against Intersuero. While the Company believes that this litigation should have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter. The Company, in 2003, recorded an impairment charge associated with the remaining carrying value of the equipment.

On September 15, 2003, the Company was served with a summons and complaint captioned Brazos River Authority v. Ionics, Incorporated, Cajun Constructors, Inc. f/k/a Cajun Contractors, Inc., and HDR Engineering, Inc., in Texas state court. The suit was subsequently removed to the U.S. District Court, Western Division of Texas, Waco Division (Civil Action WA: 03-CV-324). On July 1, 2004, plaintiff filed a first amended complaint. Plaintiff alleges that an electrodialysis reversal ("EDR") desalination system originally sold by the Company to the plaintiff in 1989 and expanded by the Company in 1998 is defective and accuses the Company and the other defendants of, among other things, negligence, breach of contract, and misrepresentation. The complaint seeks both compensatory and punitive damages in an unspecified amount, among other relief. The plaintiff subsequently made a settlement demand of $25 million. The Company has filed an answer to the complaint which states the Company's belief that any problems encountered by the plaintiff resulted from its failure to operate and maintain the equipment properly. The Company intends to defend itself vigorously in this matter. The parties failed to achieve settlement at a mediation held on August 25, 2004. Trial on this matter is currently scheduled to commence in January 2005. While the Company believes that this litigation should have no material adverse impact on its financial condition, results of operations or cash flow, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

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

The Company's $10 million loan to HKES is included in "Notes receivable, long-term" in the Company's Consolidated Balance Sheets. The loan bears interest at a rate equal to LIBOR + 2%, with interest payable (subject to availability of funds) starting October 25, 2002 and every six months thereafter and at maturity. Prior to maturity, accrued interest (as well as principal payments) is payable only to the extent dividends or other distributions are paid by Desalcott on the ordinary shares of Desalcott owned by HKES and pledged to the Company. Principal repayment is due in 14 equal installments commencing on April 25, 2004 and continuing semiannually thereafter. The loan matures and is payable in full on April 25, 2011. The loan is collateralized by a security interest in the shares of Desalcott owned by HKES and purchased with the borrowed funds, which is subordinate to the security interest in those shares in favor of the Trinidad bank that provided the financing for Desalcott. In addition, any dividends or other distributions paid by Desalcott to HKES on the pledged shares must be applied to loan payments to the Company. No payments have been made by HKES to the Company on this loan.

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

In June 2003, Desalcott entered into a long-term loan agreement with the Trinidad bank that had provided the bridge loan. In connection with the funding of the loan, Desalcott paid the Company's Trinidad subsidiary approximately $12 million of outstanding accounts receivable under the construction contract in July 2003. In addition, pursuant to a previous commitment made by the Company, the Company, effective July 31, 2003, converted an additional $10 million of amounts owing under the construction contract into a loan to Desalcott as an additional source of long-term project financing, subordinated to the long-term loan with the Trinidad bank. That loan has a seven-year term, and is payable in 28 quarterly payments of principal and interest. No loan payments can be made by Desalcott to the Company until Desalcott has established a level of cash reserves required by the Trinidad bank, and no payments have as yet been made. The interest rate is fixed at two percent above the interest rate payable by Desalcott on the U.S. dollar portion of its borrowings under its long-term loan agreement with the Trinidad bank (the initial annual rate on the U.S. dollar portion was 8 1/2%). In the event of a default by Desalcott, Desalcott's obligation to the Company is subordinated to Desalcott's obligations to the Trinidad bank.

As a result of the settlement of the construction contract dispute described above and Desalcott's $12 million payment to the Company's Trinidad subsidiary, together with the conversion of an additional $10 million of accounts receivable into a long-term loan as described above, the remaining amount due to the Company's Trinidad subsidiary from Desalcott for construction work on the first four phases of the project is approximately $3.2 million. This amount will be partially paid out of Desalcott's future cash flow from operations over a period of time estimated to be two years, and the balance from funds available from long-term financing proceeds upon completion by the Company of certain "punch list" items relating to phases 1 through 4. Desalcott also owes the Company approximately $1.8 million of value added tax (VAT) associated with Phases 1 through 4, and the Company has notified Desalcott that it is in default of such payment obligation. In addition, Desalcott and the Company agreed that the Company's Trinidad subsidiary would complete the last phase (phase 5) of the project (which will increase water production capacity by approximately 9%) for a fixed price of $7.4 million. Work on phase 5 was completed during the second quarter of 2004. As of September 30, 2004, the Company had been paid a total of $5.8 million for its work on phase 5, and has notified Desalcott that it is in default of payment for fees, costs and VAT relating to Phase 5 totalling approximately $1.3 million.

In April 2004, following an unsuccessful mediation attempt, Desalcott notified WASA that it had commenced an arbitration proceeding under the dispute resolution procedures of the water supply agreement between Desalcott and WASA dated August 29, 1999 and amended in May 2000 (the "Water Supply Agreement"). Desalcott is seeking, among other things, payments from WASA for certain water price increases as provided for in the Water Supply Agreement, as well as damages for delays in plant completion which Desalcott claims resulted from delays in obtaining a government guaranty of payments by WASA and certain tax incentives. At September 30, 2004, Desalcott claimed that WASA owed it $4.0 million, representing revenues under the Water Supply Agreement corresponding to contractual price increases. WASA has contested the amounts of the water price increases claimed by Desalcott, asserting that Desalcott did not pass along to WASA certain cost savings realized by Desalcott. In addition, WASA asserts that Desalcott's ability to make up production shortfalls by selling excess production is more limited contractually than claimed by Desalcott. In addition, WASA has also asserted that Desalcott is liable for liquidated damages because of delays in the completion of the plant, irrespective of the delay in obtaining the government guaranty, and that such liquidated damages total approximately $4.0 million and are still accumulating. WASA has asserted additional liquidated damages will be owed by Desalcott for the delay in the completion of Phase 5 of the project, or that in the alternative it may seek to reject Phase 5. Under the currently projected timetable, this matter should be heard in arbitration by the International Chamber of Commerce in London in 2005.

Kuwait
During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and construction of the project commenced. At September 30, 2004, the Company had invested a total of $13.2 million as equity and subordinated debt in UDC. The Company has commitments to make additional equity investments or issue additional subordinated debt to UDC of approximately $4.1 million over the next year. In addition, a total of $18.6 million in letters of credit have been issued on behalf of the Company's Italian subsidiary in connection with the project. UDC's wastewater treatment facility is expected to become operational in early 2005.

Israel
In 2001, the Company entered into agreements with an Israeli cooperative society and an Israeli corporation for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. During the second quarter of 2003, the Israeli cooperative society and the Company acquired the ownership interest of the Israeli corporation in MDL. In the second quarter of 2003, MDL finalized a concession contract with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel, and obtained $8 million of debt financing for the project from an Israeli bank. The Company has guaranteed repayment of 49% of the loan amount in the form of a bank letter of guarantee. In the third quarter of 2003, the Company through its Israeli subsidiary made an equity investment of $1.5 million in MDL for its 49% equity interest. The facility commenced operations in the second quarter of 2004. The Company is currently working with MDL to resolve certain outstanding issues required to achieve final completion.

In 2002, the Company entered into agreements with two Israeli corporations giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). CDL was awarded a concession agreement by the Israeli Water Desalination Agency ("WDA") (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. As of March 31, 2004, the Company had made an equity investment of $0.2 million in CDL and had deferred costs of $0.6 million relating to the engineering design and development work on the project. The terms of the concession agreement originally required that long-term financing be obtained by April 2003. CDL was initially granted an extension to August 20, 2003 and a further extension to April 1, 2004 was granted by the WDA. CDL was unable to obtain long-term financing by the required date. CDL asserts that its inability to obtain financing resulting from certain errors and omissions in WDA's tendering process which would have prevented CDL from constructing the facility as proposed. On April 1, 2004, the WDA notified CDL of its intent to terminate the concession agreement and to take action to collect on a bid bond (of which it was the beneficiary) issued on behalf of CDL. On May 5, 2004, the WDA issued a notice of termination to CDL and made a demand upon the bank that issued the bid bond. The Company's liability under the bid bond was approximately $2.5 million (a one-third proportionate share of the approximate $7.5 million bid bond). During the first quarter of 2004, as a result of the notification by the WDA of their intent to collect on the bid bond, the Company recorded a liability of $2.5 million related to its proportionate share. WDA collected on the bid bond in the second quarter of 2004. In addition, the Company expensed its deferred costs relating to the construction project and its investment in CDL of $0.8 million. The dispute between CDL and the WDA concerning the errors and omissions in the tendering process, the termination of the concession agreement and the demand made upon the bid bond has been submitted to binding arbitration in Israel (with CDL and WDA both as claimants and respondents), and it is expected that the matter will be heard and a decision rendered by the arbitrator in the first quarter of 2005. The Company believes that CDL has legitimate claims and meritorious defenses in this matter and, in cooperation with the Company's partners in CDL and CDL's outside counsel, intends to aggressively pursue recovery of bid bond payments made to WDA as well as other damages.

In the third quarter of 2003, a 50/50 joint venture between the Company and an Israeli engineering corporation was selected by Mekorot, the Israeli state-sponsored water company, to design, supply and construct a 123,000 cubic meter per day (32.5 million gallons per day) seawater desalination facility in Ashdod, Israel. The estimated value of the equipment supply and construction contract to be negotiated and entered into with respect to the project is approximately $95 million, and it is estimated that the plant will require approximately two years to construct. The joint venture submitted a $5 million bid bond with its proposal, and the Company would be responsible for 50% of this amount if a demand were made on the bid bond. It is currently anticipated that the parties will sign a final form of contract in the first quarter of 2005, at which time the joint venture will replace the bid bond with a performance bond in the principal amount of 10% of the contract value.

Algeria
In the fourth quarter of 2003, the Company and Algerian Energy Company ("AEC") were selected for a 25-year seawater desalination build-own-operate project. Sonatrach, the Algerian national energy company, will guarantee the water supply contract. The Company and AEC have formed a joint project company, Hamma Water Desalination S.p.A. ("HWD"), in which the Company has a 70% ownership interest. The projected $235 million capital investment will be financed by a combination of equity and non-recourse debt. Through September 30, 2004, the Company made an equity investment of $0.7 million in HWD and deferred costs of approximately $1.6 million relating to the engineering design and development work on the project. If HWD obtains long-term project financing, the Company has committed to make additional net equity investments to HWD of approximately $32.0 million. The Company expects HWD will obtain long-term project financing in the first quarter of 2005. If HWD is unable to obtain such financing, the Company would expense its deferred costs relating to the construction project and its investment in HWD. Additionally, the Company has provided a $1.0 million bid bond to the customer.

Guarantees and Indemnifications
Financial Accounting Standards Board ("FASB") Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements 5, 57, and 107 and rescission of FASB Interpretation 34" ("FIN 45") requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The following is a summary of the Company's agreements and other undertakings that were determined to be within the scope of FIN 45.

In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company's commitment to proceed with a project if it is the successful bidder. Performance bonds in the form of bank guarantees are sometimes issued for the benefit of the Company's customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. In the past, the Company has not incurred significant liabilities or expenses as a result of the use of any or all of these instruments, with the exception of the bid bond associated with CDL, as described above. Approximately $112.0 million of these instruments were outstanding at September 30, 2004. Based on the Company's experience with respect to letters of credit and credit guarantees, bid bonds and performance bonds, the Company believes the estimated fair value of the instruments entered into during the first nine months of 2004 is not material. Accordingly, the Company has not recorded any liabilities for these instruments as of September 30, 2004.

As part of acquisitions and divestitures of businesses or assets, the Company made a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. The Company only provides such warranties or indemnifications after considering the economics of the transaction and the liquidity and credit risk of the other party in the transaction. Typically, certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but others may survive indefinitely. The warranty and indemnification obligations entered into prior to December 31, 2002 were grandfathered under the provisions of FIN 45. For warranties and indemnifications made to sellers and purchasers subsequent to December 31, 2002, the Company has not recorded any liabilities for these obligations as of September 30, 2004, as it believes that it will incur no liabilities under such provisions.

Warranty Obligations
The Company's products generally include warranty obligations and the related estimated costs are included in cost of sales when revenue is recognized. While the Company engages in extensive product quality programs and processes, the Company's estimated costs to satisfy its warranty obligations are based upon historical product failure rates and the costs incurred in correcting such product failures. If actual product failure rates or the costs associated with fixing such product failures differ from historical rates, adjustments to the warranty obligations may be required in the period in which determined. The changes in accrued warranty obligations for the nine months ended September 30, 2004 and 2003 are as follows:

(Dollars in Thousands)
                                                                         Three months ended                  Nine months ended
                                                                           September 30,                       September 30,
                                                               -----------------------------------    ------------------------------
                                                                       2004            2003                2004           2003
                                                               -----------------   ---------------    --------------  --------------
Balance at beginning of period                                       $ 1,207       $ 1,095             $ 1,173          $ 1,067
Accruals for warranties issued during the period                         733           751               1,322            1,212
Accruals related to pre-existing warranties                                            120                   -              198
Settlements made (in cash or in kind) during the period                 (577)         (684)             (1,132)          (1,195)
                                                               --------------      -----------        ------------      ---------
Balance at end of  period                                            $ 1,363       $ 1,282             $ 1,363          $ 1,282
                                                               ==============      ===========        ============      ==========

In addition to warranty obligations, the Company recorded a $4.8 million charge in the third quarter of 2003 to retrofit certain components of the Company's demineralization systems.

10.  Income Taxes

For the three months ended September 30, 2004, the Company recorded income tax expense of $1.7 million on consolidated pre-tax income from continuing operations before minority interest expense of $3.3 million, yielding a tax rate of 50.1% or an annual effective tax rate of 38.7%, excluding a $.6 million valuation allowance recorded against certain deferred tax assets, primarily related to prior year foreign tax credits in the U.S., and net operating losses of foreign subsidiaries. For the three months ended September 30, 2003, the Company recorded an income tax benefit of $8.0 million on consolidated pre-tax loss from continuing operations before minority interest expense of $25.3 million, yielding an effective tax rate benefit of 31.5%.

The change in the effective tax rate for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 resulted primarily from the Company's having reported an effective tax rate benefit, or negative effective tax rate, during the quarter ended September 30, 2003 that resulted from significant restructuring and realignment of expenses. A similar effective tax rate benefit, or negative effective tax rate, would not be expected during the comparable quarter ended September 30, 2004 due to the Company's projected earnings for the current year and the absence of significant restructuring and realignment of expenses recorded in the comparable prior period ended September 30, 2003.

For the nine months ended September 30, 2004, the Company recorded income tax expense of $5.9 million on consolidated pre-tax income from continuing operations before minority interest expense of $5.1 million, yielding a tax rate of 116.1% or an annual effective tax rate of 38.7%, excluding a $3.9 million valuation allowance recorded against certain deferred tax assets, primarily related to prior year foreign tax credits in the U.S., and net operating losses of foreign subsidiaries. For the nine months ended September 30, 2003, the Company recorded an income tax benefit of $8.5 million on a consolidated pre-tax loss from continuing operations before minority interest expense of $26.6 million, yielding an effective tax rate benefit of 32.1%.

The change in the effective tax rate for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 resulted primarily from recording deferred tax asset valuation allowances related to prior year foreign tax credits in the U.S., and net operating losses of foreign subsidiaries.

During the three months ended September 30, 2004, the Company determined, in conjunction with its global restructuring and operational realignment initiatives, that there was sufficient certainty that certain deferred tax assets, principally related to its current year foreign tax credits in the U.S., would be realized. Consequently, the Company determined that a deferred tax asset valuation allowance previously recorded and related to the Company's current year foreign tax credits is not required.

On quarterly basis, the Company assesses its ability to recognize the benefits of its deferred tax assets. Deferred tax assets may be reduced by a valuation allowance, if based on the preponderance of all positive and negative evidence; it is more likely than not that some portion or all of its deferred tax assets will not be realized in future periods. The Company considers its operational results, the resultant impact on taxable income, and a continual review of global tax planning strategies when evaluating the need for a deferred tax asset valuation allowance.

Negative evidence that would suggest the need for a valuation allowance consists of the Company's recent cumulative operating losses that were attributable to unprofitable operations. However, positive evidence that would suggest that a valuation allowance is not required is the development of comprehensive global tax planning strategies that demonstrate an ability to recognize the benefits of deferred tax assets.

11.  Earnings Per Share (EPS)

(Shares in thousands)
                                                  Three months ended                             Nine months ended
                                                     September 30,                                   September 30,
                                     --------------------------------------------    --------------------------------------------
                                             2004                   2003                    2004                    2003
                                     ---------------------   --------------------    --------------------    --------------------

Basic shares                                       22,637                 17,699                  21,849                  17,607
Effect of diluted stock options                       254                      -                       -                       -
                                     ---------------------   --------------------    --------------------    --------------------
Diluted shares                                     22,891                 17,699                  21,849                  17,607
                                     =====================   ====================    ====================    ====================

The effect of dilutive stock options excludes those stock options for which the impact was antidilutive based on the exercise price of the options. The number of options that were antidilutive for the three and nine months ended September 30, 2004 were 1,214,217 and 1,202,714, respectively. The number of options that were antidilutive for the three and nine months ended September 30, 2003 were 1,792,867 and 2,620,367, respectively.

12.  Profit Sharing and Pension Plans

The Company has contributory profit-sharing plans (defined contribution plans) which covers employees of the Company who are members of the Fabricated Products group of the Bridgeville division ("FPG Plan") and Ecolochem (the "Ecolochem Plan"). The Company contributions to the FPG Plan are made from the group's pre-tax profits, may vary from 8% to 15% of participants' compensation, and are allocated to participants' accounts in proportion to each participant's respective compensation. The Company made contributions of $0.5 million to the FPG Plan during each of the nine month periods ended September 30, 2004 and 2003. The Ecolochem Plan covers all eligible US employees of the Ecolochem Group and all contributions are made at the discretion of the Board of Directors of Ecolochem, Inc.

The Company also had a contributory defined benefit pension plan ("Retirement Plan") for all other domestic employees. On December 30, 2003, the Board of Directors authorized the closing of the Retirement Plan and the associated SERP (described in the next paragraph) to new participants, effective January 1, 2004. On February 13, 2004, the Company notified the participants in these plans that no further benefits would accrue after March 31, 2004. Accrued benefits under the Retirement Plan are based on years of service and the employee's average compensation. The Company's funding policy for the Retirement Plan had been to contribute annually an amount that could be deducted for federal income tax purposes. In 2002, the Board of Directors approved a "prior period update" to January 1, 1996, so that the base monthly salary for participants in the Retirement Plan at each January 1 prior to January 1, 1996 is deemed to be the same as it was on January 1, 1996. Company contributions to the pension plan were $2.2 million and $1.6 million for the nine months ended September 30, 2004 and 2003, respectively.

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

The Company's Section 401(k) Savings Plan ("Savings Plan"), which covers all domestic employees except those of Ecolochem, Inc., was amended effective July 1, 2004, to add a profit-sharing feature. Under the Savings Plan, the Company will make profit-sharing contributions to all participants in the Savings Plan in the event that the Company achieves or exceeds a stated earnings-per-share target for the fiscal year. The Company's profit-sharing contribution will range from 2% to 4% of participants' compensation, depending upon the extent to which the Company exceeds the year's target (there will be no profit-sharing contribution in the event earnings per share fall short of the target). The profit-sharing structure is in addition to the Company's matching contribution to the Savings Plan of up to 2% of a participant's total compensation. No accruals have been made for the first nine months of 2004 under this Plan.

The Savings Plan was also amended, effective April 1, 2004, to provide, at the Company's discretion, a prospective "make-up" contribution based on continued service to all participants in the Retirement Plan who were age 40 or older and who had at least 10 years of service with the Company at March 31, 2004, when benefits under the Retirement Plan ceased to accrue. Depending upon the combination of age and years of service of a participant, the make-up contribution ranges from 1.5% to 2.5% of a participant's compensation. Contributions were not significant through September 30, 2004.

Net periodic benefit cost for all defined benefit plans consisted of the following:

(Dollars in Thousands)
                                                           Three Months                        Nine Months
                                                         ended September 30,                   ended September 30,
                                                   ---------------------------------     --------------------------------
                                                        2004              2003               2004              2003
                                                   ---------------    --------------     --------------    --------------

Components of Net Periodic Benefit Cost:
   Service cost                                               $ -             $ 443                513           $ 1,327
   Interest cost                                              458               492              1,375             1,476
   Expected return on plan assets                            (412)             (298)            (1,236)             (895)
   Amortization of transition asset                             -               (11)                 -               (33)
   Amortization of prior service cost                           -               137                  -               410
   Recognized net actuarial loss                               73               147                219               441
                                                   ---------------    --------------     --------------    --------------
Net periodic benefit cost                                   $ 119             $ 910              $ 871           $ 2,726
                                                   ===============    ==============     ==============    ==============

13.  Comprehensive (Loss) Income

The table below sets forth comprehensive (loss) income as defined by SFAS No. 130, "Reporting Comprehensive Income," for the three and nine months ended September 30, 2004 and 2003.

(Dollars in thousands)
                                                                Three months ended                 Nine months ended
                                                                   September 30,                      September 30,
                                                          -------------------------------    -------------------------------
                                                              2004             2003              2004             2003
                                                          -------------    --------------    --------------   --------------
Net income (loss)                                                $ 890         $ (22,032)         $ (5,388)       $ (26,380)
Other comprehensive (loss) income, net of tax:
     Changes in value of foreign exchange
       contracts designated as cash flow hedges                 (2,411)               (6)            1,162              480
     Translation adjustments                                       828               875            (1,901)           7,968
                                                          -------------    --------------    --------------   --------------
Comprehensive loss                                              $ (693)        $ (21,163)         $ (6,127)       $ (17,932)
                                                          =============    ==============    ==============   ==============

14.  Segment Information

During the first quarter of 2004, the Company realigned its business structure and began reporting new business segments. This realignment combined most of the Equipment Business Group and Ultrapure Water Group with the operations of the Ecolochem Group (see Note 3), into the new business group called Water Systems. The newly formed Water Systems Group is comprised of two operating segments, Equipment Sales and Operations. The Consumer Water Group remains a reporting group as previously constituted. The Instruments segment continues with its existing activities and combines global instrument sales by all business units. The Corporate Group includes all corporate overhead not specifically assignable to the other business groups including; certain corporate administrative and insurance costs, foreign exchange gains and losses on corporate assets, as well as the elimination of inter-segment transfers. Prior year amounts have been reclassified to conform to the current year presentations with no impact on net income.

The following table summarizes the Company's operations by the four major operating segments. The Company measures segment profitability on earnings before interest, taxes and minority interest.

                                    For the three months ended September 30, 2004
                              -----------------------------------------------------------------------
                               Equipment               Consumer
                                Sales     Operations    Water     Instruments  Corporate    Total
                              ----------  ----------------------  -----------------------------------
(Amounts in thousands)
Revenue - unaffiliated         $ 32,843    $ 62,865     $ 4,465      $ 9,614         $ -   $ 109,787
Revenue - affiliated              8,468        (152)          -           30           -       8,346
Inter-segment transfers           1,873          80          14          581      (2,548)          -
Gross profit - unaffiliated       6,282      22,630       2,861        5,223           -      36,996
Gross profit - affiliated         1,045        (132)          -           22           -         935
Equity (loss) income                  -         578         193            -         439       1,210
Income (loss) before interest,
    income tax and minority interest925      10,372         842        2,123      (5,791)      8,471
Interest income                                                                                  524
Interest expense                                                                              (5,698)
Income before income tax and
    minority interest                                                                          3,297




                                       For the three months ended September 30, 2003
                              -----------------------------------------------------------------------
                               Equipment              Consumer
                                Sales     Operations    Water     Instruments Corporate     Total
                              ----------  ----------------------  ----------------------- -----------
(Amounts in thousands)
Revenue - unaffiliated         $ 36,799    $ 28,179     $ 3,708      $ 7,880         $ -    $ 76,566
Revenue - affiliated             10,523         474          60           62           -      11,119
Inter-segment transfers             254         582         159          557      (1,552)          -
Gross profit - unaffiliated         797       8,181         934        4,322           -      14,234
Gross profit - affiliated         1,385         105          (9)          31           -       1,512
Equity (loss) income                  -        (181)        210            -          14          43
Income (loss) before gain on
    sale of Aqua Cool, interest
    income tax and minority inte(13,628)     (6,355)     (1,642)       1,117      (5,660)    (26,168)
Interest income                                                                                  660
Interest expense                                                                                (254)
Loss before gain on sale of
    Aqua Cool, income tax and
    minority interest                                                                        (25,762)


                                         For the nine months ended September 30, 2004
                              -----------------------------------------------------------------------
                               Equipment               Consumer
                                Sales     Operations    Water     Instruments  Corporate    Total
                              ----------  ----------------------  -----------------------------------
(Amounts in thousands)
Revenue - unaffiliated        $ 104,264   $ 177,541    $ 12,455     $ 28,065         $ -   $ 322,325
Revenue - affiliated             26,911         270           -           81           -      27,262
Inter-segment transfers           4,916       1,229         400          710      (7,255)          -
Gross profit - unaffiliated      19,397      63,953       7,374       15,691           -     106,415
Gross profit - affiliated         3,306         (98)          -           40           -       3,248
Equity (loss) income                (16)      1,725         355            -         437       2,501
Income (loss) before interest,
    tax and minority interest     1,678      28,206       1,216        5,675     (18,301)     18,474
Interest income                                                                                1,372
Interest expense                                                                             (14,782)
Income before income taxes and
    minority interest                                                                          5,064
Identifiable assets             413,689     742,480      74,778       41,619    (237,638)  1,034,928
Goodwill                            899     183,817         862            -           -     185,578
Other intangible assets             294      69,925       4,319          249           -      74,787


                                        For the nine months ended September 30, 2003
                              -----------------------------------------------------------------------
                               Equipment              Consumer
                                Sales     Operations    Water     Instruments Corporate     Total
                              ----------  ----------------------  ----------------------- -----------
(Amounts in thousands)
Revenue - unaffiliated         $ 99,637    $ 82,450     $ 9,217     $ 24,308         $ -   $ 215,612
Revenue - affiliated             34,763         846         120          141           -      35,870
Inter-segment transfers           6,615       1,803         190        1,670     (10,278)          -
Gross profit - unaffiliated      14,319      24,223       3,999       13,289           -      55,830
Gross profit - affiliated         4,562         237          43           70           -       4,912
Equity (loss) income                  -      (3,117)        608            -        (291)     (2,800)
Income (loss) before gain on
    sale of Aqua Cool, interest
    income tax and minority inte(11,084)     (1,699)       (939)       3,270     (18,046)    (28,498)
Interest income                                                                                2,193
Interest expense                                                                                (740)
Loss before gain on sale of
    Aqua Cool, income tax and
    minority interest                                                                        (27,045)
Identifiable assets             299,136     193,512     111,500       33,512     (66,194)    571,466
Goodwill                            899       5,723         862            -           -       7,484
Other intangible assets             963         890       4,911          324           -       7,088


15.    Derivative Financial Instruments and Hedging Activity

In the fourth quarter of 2002, the Company entered into a series of U.S. dollar/euro forward foreign exchange contracts with the intent of offsetting the foreign exchange risk associated with the forecasted revenues related to an ongoing project. At September 30, 2004, the notional amount of outstanding forward foreign exchange contracts to exchange U.S. dollars for euros, which were designated as forecasted cash flow hedging instruments, was $2.3 million. The fair values of the forward contracts, based upon dealer quotations, are recorded as components of "Other current assets" or "Other current liabilities," depending upon the amount of the valuation. At September 30, 2004, the fair value of these forward contracts of $0.2 million was recorded as a component of "Other current assets." The net unrealized gain of $0.2 million on the forward contracts that qualified as cash-flow hedging instruments was included in "Accumulated other comprehensive loss," in the "Stockholders' equity" section of the Consolidated Balance Sheets. The Company expects these instruments to affect earnings over the next six months. To the extent that any portion of the hedge is determined to be ineffective, the related gain or loss is required to be included in income currently. For the three and nine months ended September 30, 2004, the Company had no gains or losses related to ineffective cash flow hedges.

In connection with the acquisition of the Ecolochem Group and the execution of the credit facility, the Company entered into interest rate swap agreements that fix the Company's LIBOR rate on $100 million of the term loan at 3.1175% per annum. The swap agreements, which qualify for hedge accounting, expire in 2010. At September 30, 2004, the notional amount of the swap agreements was $100 million. The fair values of the swap agreements are recorded as components of "Other current assets" or "Other current liabilities," depending upon the amount of the valuation. At September 30, 2004, the fair value of these swap agreements of $2.0 million was recorded as a component of "Other current assets." The net unrealized gain of $2.0 million was included in "Accumulated other comprehensive loss," in the "Stockholders equity" section of the Consolidated Balance Sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003, which has been filed with the Securities and Exchange Commission.

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

The following discussion and analysis of financial condition and results of operations refers to the activities of the Company's four operating units, which comprise the Company's reportable operating segments. These operating segments are Equipment Sales (Water Systems Group ("WSG")), Operations (WSG), Consumer Water (Consumer Water Group) and Instruments (Instruments Business Group). WSG consists of Equipment Sales and Operations, and includes the operations of the Ecolochem Group, which was acquired in February 2004, and of Desalcott, which was consolidated as of January 1, 2004 under FIN 46. The Equipment Sales segment reflects all sales of capital equipment and related spare parts, and the Operations segment includes recurring revenue from regeneration, operating plants, disinfection chemicals and other related products. CWG remains unchanged, except to the extent that operations have been sold, discontinued or shutdown. The Instruments Business Group ("IBG") operations include all sales of instruments.

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

WSG also provides equipment and services for the microelectronics, power, and pharmaceutical industries, where high quality ultrapure (i.e. very highly purified) water is required for use in production processes, and is critical to ultimate product quality and yield. WSG has historically been heavily reliant upon the microelectronics industry and softness in that industry had adversely impacted both revenue and profitability, particularly in pre-2004. WSG has been pursuing applications in other markets, such as power, pharmaceuticals and flat panel display, to lessen its reliance upon the microelectronics market.

WSG has historically supplied equipment and related membranes. Starting in the mid-1980s, the businesses comprising this group also began to own and operate facilities that sell desalted or otherwise treated water directly to customers under water supply agreements. The revenues and cost of sales associated with equipment sales are recorded in the "Revenues" and "Cost of sales" lines on the Company's Consolidated Statements of Operations in the periods in which the revenues are realized. Equipment contracts are generally accounted for under the percentage of completion accounting method, and the period of time over which costs are incurred and revenues are realized may vary between nine months and two years, depending on the nature and amount of equipment being supplied. For water supply agreements, with respect to smaller projects, of which the Company is the sole owner, the initial cost of the equipment becomes part of the Company's depreciable fixed asset base, and the revenues and cost of sales recorded by the Company are those that are associated with the supply of water under the water supply agreement. These contracts typically vary in length between 5 and 15 years.

WSG pursues large-scale, long-term water treatment projects and participates in such projects through joint venture project companies in which the Company holds an ownership interest. Such project companies are formed to own and operate larger scale desalination, reuse, or other projects in which the Company may participate in several ways, including: having an ownership interest in the project company; selling the desalination, reuse, or other treatment system to the project company; and providing operating and maintenance services to the project company once the project facility commences operations. These projects may exceed $100 million in total cost and may involve multiple equity participants in the project company. The Company's participation in major projects through an interest in a project company structure mitigates the risks of engaging in such activities, and also provides the Company with potential long-term equity income from such investments, because these project companies typically enter into long-term concession agreements with the customer entity.

CWG provides home water units for the treatment of residential water and point-of-use "bottleless" water coolers for the residential and commercial markets. The CWG segment also produced bleach-based cleaning products and automobile windshield wash solution in its Elite Consumer Products division, which was recorded as a discontinued operation in 2003 and sold in January 2004. Trends in the consumer water market include increased consumer awareness of and the need for improved water quality, and reduced confidence in the quality of existing water supplies.

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

On September 3, 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program is consolidating the Company's sales, engineering, manufacturing and accounting functions, which were spread among numerous reporting entities, into several regional centers in the United States, Europe and Asia. The Company also announced plans to divest the Elite Consumer Products division in Ludlow, Massachusetts (which was sold in January 2004), and shut down operations at the Company's Ionics Watertec facility in Australia. Additionally, during the fourth quarter of 2003, the Company decided to divest its European POU cooler businesses, which was completed in the second quarter of 2004.

As a result of these decisions, the Company recorded restructuring charges of approximately $2.8 million during 2003 relating primarily to employee severance costs for the elimination of approximately 160 positions, and an additional $1.2 million during the first nine months of 2004 relating primarily to facility closings. The Company expects to realize an annual reduction of approximately $15.4 million in expenses as a result of these restructuring initiatives.

During 2003, the Company's management and Board of Directors approved a plan of disposition to sell its consumer chemical business, the Elite Consumer Products division in Ludlow, Massachusetts, which was part of CWG, and its European POU cooler business, which sells point-of-use "bottleless" water coolers in Ireland and the U.K. Additionally, during the second quarter of 2004, a decision was made to dispose of the General Ionics operation, which was part of CWG. Accordingly, the financial information in the Company's Consolidated Financial Statements and Notes have been reclassified to reflect these businesses as discontinued operations in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for all periods presented. Losses from discontinued operations were $0.5 million and $3.8 million for the three months and nine months ended September 30, 2004, respectively. For the three months and nine months ended September 30, 2003, the losses from discontinued operations were $4.5 million and $7.7 million, respectively.

In the first quarter of 2004, the Company completed the acquisition of the Ecolochem Group. The Ecolochem Group, privately-held companies headquartered in Norfolk, Virginia, is a leading provider of emergency, short and long-term mobile water treatment services to the power, petrochemical and other industries. The acquisition significantly increases the Company's ability to offer extensive outsourced water services to its customer base and adds significantly to the Company's recurring revenue base. The Ecolochem Group, which is included under Operations in the Water Systems Group, offers three broad categories of water treatment offerings: emergency, supplemental and extended term outsourcing.

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

Extended Term Outsourcing. Extended term outsourcing, or customer facility-based services, supply customers with long-term on-site water treatment solutions. The term of a typical extended term contract is five to ten years, but may range from as short as 12 months to 15 years or more. The Ecolochem Group retains ownership of the equipment and often operates and maintains the water treatment system. The technology used in outsourcing is identical to that used in the mobile services, and although installed at the customer's site, the equipment is substantially similar to that used in mobile services. This equipment similarity allows the Ecolochem Group to back-up, with its mobile fleet, any outsourced installations that are shut down for upgrading or repair or that require additional capacity. For these services, customers pay both a fixed fee based on the cost of the equipment provided and a variable fee based on the volume of water treated.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's Discussion and Analysis of Financial Condition and Results of Operations is based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its accounting policies and estimates, including those related to revenue recognition, allowance for doubtful accounts, investments in affiliated entities, goodwill and other long-lived assets, income taxes, pension plans, loss contingencies and derivative instruments. The Company bases its estimates on historical experience and other relevant information and on appropriate assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2003. The Company has identified the policies discussed below as critical to understanding its business and its results of operations.

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

The Company provides lease financing to consumers for the purchase of certain home water treatment systems and other consumer products. Prior to entering into the lease agreement, the Company evaluates the creditworthiness of its customer and generally collateralizes the lease receivable with a security interest in the customer's personal residence. At the time the lease transaction is consummated, the Company recognizes revenue for the full amount of the sales value of the equipment and records a lease receivable on its balance sheet. Finance income is recognized as revenue by the Company over the term of the lease based on the interest rate stated in the lease. The Company evaluates the collectibility at point of sale of its lease receivables based on its historical loss experience and assessment of prospective risk, and does so through ongoing reviews of its receivables portfolio.

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

Investments in Affiliated Companies
The Company consolidates the balance sheet and results of operations of all wholly and majority owned subsidiaries and controlled affiliates. The Company also holds minority investments in certain private companies having complementary or strategic operations in different geographical locations around the world. These investments are included in investments in affiliates and include investments accounted for under the equity method of accounting. Under the equity method of accounting, which generally applies to investments that represent a 20% to 50% ownership of the equity securities of the affiliates, the Company's proportionate share of the earnings or losses based on its ownership interest of the affiliates is included in equity income. The Company records equity losses in excess of the carrying amount of the investment when it guarantees obligations or is otherwise committed to provide further financial support to the affiliate. In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46. In December 2003, the FASB issued a revised version of FIN 46, which incorporated a number of changes to the prior version. Prior to the effective date of FIN 46, an entity was generally included in the consolidated financial statements if it was controlled through ownership of a majority voting interest. During the first quarter of 2004, the Company was required to apply the provisions of FIN 46 to variable interests in variable interest entities created before February 1, 2003.

Goodwill and Other Long-Lived Assets
The Company assesses the potential impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, significant changes in the actual or intended future use of the asset, or the strategy for its overall business and significant negative industry or economic trends. When the Company determines that the carrying value of intangible and other long-lived assets may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount of the asset. If the sum of the estimated undiscounted future cash flows is less than the carrying amount, the Company records an impairment charge based on the estimated discounted future cash flows using a discount rate determined by Company management to be commensurate with the associated risks.

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

The Company has taken positions in its worldwide corporate income tax filings based on careful interpretations of global statutes, rules, regulations and court decisions that may be applied and interpreted differently by a taxing authority. These taxing authorities may or may not challenge the Company's application and interpretation of a wide body of tax jurisprudence. During 2004 and through the beginning of 2005, the Company expects that several matters relating to interpretations made regarding tax positions taken by the Company could be resolved either through the completion of the examination by taxing authorities or by the expiration of the statute of limitations for review. Although the final determination of these matters cannot presently be determined, the Company believes that an unfavorable settlement of any particular matter would likely require the use of cash while a favorable resolution would likely result in a reduction in the Company's effective tax rate in the period of resolution. While the Company believes its accrued income tax liabilities are adequate, the resolution of certain of these matters could have a material impact on the Company's results of operations, financial condition or cash flows.

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

The following discussion and analysis describes material changes in the Company's financial condition since December 31, 2003. The analysis of results of operations compares the three months and nine months ended September 30, 2004 with the comparable periods of the prior fiscal year.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2004 and September 30, 2003 The Company reported consolidated revenues of $118.1 million and net income of $0.9 million for the three months ended September 30, 2004, compared to consolidated revenues of $87.7 million and a net loss of $22.0 million for the three months ended September 30, 2003. During 2003, as part of the Company's restructuring plan, the Company approved plans to divest its Elite Consumer Products division and its European Point of Use ("POU") cooler business. Additionally, during the second quarter of 2004, the Company approved plans to dispose of its General Ionics home water operation. Accordingly, results for the Company's Elite Consumer Products division, European POU cooler business and General Ionics home water operations, which were all part of the Consumer Water Group, have been recorded as discontinued operations in the Consolidated

Statements of Operations for all periods presented. In the third quarter of 2003, the Company completed the acquisition of substantially all of the assets of CoolerSmart LLC, a limited liability company in the business of leasing POU "bottleless" water coolers. In the first quarter of 2004, the Company acquired the Ecolochem Group, a group of privately-held companies and a leading provider of emergency, short and long-term mobile water treatment services to the power, petrochemical and other industries. Also, the Company has consolidated Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), a Trinidad project company, upon adoption of FIN 46, which the Company adopted effective January 1, 2004.

Revenues
Total Company revenues of $118.1 million for the three months ended September 30, 2004 increased $30.4 million, or 34.7%, from revenues of $87.7 million for the three months ended September 30, 2003. This increase was primarily attributable to the Operations segment in which revenues increased $34.7 million primarily as a result of the acquisition of the Ecolochem Group as of February 13, 2004($22.3 million) and the inclusion of Desalcott ($7.4 million) for the three months ended September 30, 2004.

The following table reflects the revenues of the Company's four business segments and sales to affiliated companies for the three months ended September 30, 2004 and 2003:

      (Dollars in thousands)                   Three months ended September 30,
                                          -------------------------------------------
                                                   2004               2003           Dollar Change      Percentage Change
                                             -----------------  ------------------   ---------------    -------------
Revenues
      Equipment Sales                                $ 32,843            $ 36,799          $ (3,956)           (10.8)%
      Operations                                       62,865              28,179            34,686          123.1 %
      Consumer Water                                    4,465               3,708               757           20.4 %
      Instruments                                       9,614               7,880             1,734           22.0 %
      Affiliated companies                              8,346              11,119            (2,773)           (24.9)%
                                             -----------------  ------------------   ---------------    -------------
                                                    $ 118,133            $ 87,685          $ 30,448           34.7 %
                                             =================  ==================   ===============    =============

Equipment Sales revenues of $32.8 million in the third quarter of 2004 decreased $4.0 million, or 10.8%, compared to revenues of $36.8 million in the third quarter of 2003. The decrease in revenues was primarily attributable to lower revenues associated with surface water applications in the municipal market. This decrease was partially offset by increased sales of capital equipment to the microelectronics industry in Taiwan in the third quarter of 2004.

Operations revenue of $62.9 million in the third quarter of 2004 increased $34.7 million, or 123.1%, compared to revenues of $28.2 million in the third quarter of 2003. The increase in revenue was attributable to several sources, including revenues from the Ecolochem Group of $22.3 million, which was acquired on February 13, 2004, and from Desalcott of $7.4 million, which was consolidated upon adoption of FIN 46 effective January 1, 2004. Operations revenue also increased as a result of increased domestic ion-exchange regeneration revenue.

CWG revenues totaled $4.5 million in the third quarter of 2004 compared to revenues of $3.7 million in the third quarter of 2003, representing an increase of $0.8 million, or 20.4%. The increase in revenues was primarily attributable to the CoolerSmart division, which was acquired during the third quarter of 2003. All sales relating to the Elite Consumer Products division in Ludlow, Massachusetts, European POU cooler businesses and the General Ionics home water operation have been recorded as discontinued operations for all periods presented.

IBG revenues of $9.6 million in the third quarter of 2004 increased $1.7 million, or 22.0%, compared to revenues of $7.9 million in the third quarter of 2003. The increase in revenues primarily resulted from increased sales of instruments to customers in Europe and Asia.

Revenues from sales to affiliated companies of $8.3 million in the third quarter of 2004 decreased $2.8 million, or 24.9%, compared to revenues from affiliated companies of $11.1 million in the third quarter of 2003. Revenues from affiliated companies for 2004 and 2003 consisted primarily of sales of capital equipment to the Company's Kuwait joint venture company, Utilities Development Company, W.L.L. ("UDC"), in connection with the Kuwait wastewater treatment project, which is currently expected to be operational in early 2005.

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

Cost of Sales
The following table reflects cost of sales and cost of sales as a percentage of revenue of the Company's four business segments and to affiliated companies for the three months ended September 30, 2004 and 2003:

      (Dollars in thousands)                                     Three months ended September 30,
                                             -------------------------------------------------------------------------

                                                   2004          Percentage of Revenue   2003          Percentage of Revenue
                                             -----------------   -----------------------------------   ---------------
Cost of Sales
      Equipment Sales                                $ 26,561             80.9%            $ 36,002             97.8%
      Operations                                       40,235             64.0%              19,998             71.0%
      Consumer Water                                    1,604             35.9%               2,806             75.7%
      Instruments                                       4,391             45.7%               3,558             45.2%
      Affiliated companies                              7,411             88.8%               9,575             86.1%
                                             -----------------   ---------------   -----------------   ---------------
                                                     $ 80,202             67.9%            $ 71,939             82.0%
                                             =================   ===============   =================   ===============

The Company's total cost of sales as a percentage of revenue was 67.9% in the third quarter of 2004 and 82.0% in the third quarter of 2003. The resulting gross margin percentage increased to 32.1% in the third quarter of 2004 from 18.0% in the third quarter of 2003.

Equipment Sales cost of sales as a percentage of revenue was 80.9% in the third quarter of 2004 and 97.8% in the third quarter of 2003. The decrease in cost of sales as a percentage of revenue primarily resulted from costs recorded during the third quarter of 2003 of $4.8 million to retrofit certain components of the Company's demineralization systems. This decrease was offset by approximately $0.5 million as the result of flooding from a hurricane at a manufacturing facility in Pennsylvania.

Operations cost of sales as a percentage of revenue decreased to 64.0% in the third quarter of 2004 from 71.0% in the third quarter of 2003. The decrease in cost of sales as a percentage of revenue was primarily attributable to the consolidation of Desalcott effective January 1, 2004 and the acquisition of the Ecolochem Group on February 13, 2004, both of which have lower prevailing cost of sales as a percentage of revenue than do the Company's other operations.

CWG's cost of sales as a percentage of revenue decreased to 35.9% in the third quarter of 2004 from 75.7% in the third quarter of 2003. The decrease in cost of sales as percentage of revenue primarily resulted from costs recorded during the third quarter of 2003 to write off $1.7 million of inventory as a result of the Company's decision to shut down operations in its European Home Water business.

IBG's cost of sales as a percentage of revenue increased slightly to 45.7% in the third quarter of 2004 from 45.2% in the third quarter of 2003, primarily due to a change in product mix.

Cost of sales to affiliated companies as a percentage of revenue increased to 88.8% in the third quarter of 2004 from 86.1% in the third quarter of 2003 and primarily represents cost of sales to UDC, for which the Company eliminates inter-company profit equal to its 25% equity ownership in UDC.

Operating Expenses
The following table compares the Company's operating expenses for the three months ended September 30, 2004 and 2003:

     (Dollars in thousands)                                  Three months ended September 30,
                                                  --------------------------------------------------------

                                                     2004      Percentage of Revenue  2003    Percentage of Revenue
                                                  -----------  ----------------------------   ------------
Operating expenses

                                                  -----------  -------------  -------------   ------------
     Research and development expenses               $ 1,504           1.3%        $ 1,784           2.0%
                                                  -----------  -------------  -------------   ------------

                                                  -----------  -------------  -------------   ------------
     Selling, general and administrative expenses   $ 29,166          24.7%       $ 22,473          25.6%
                                                  -----------  -------------  -------------   ------------

Research and development expenses consist primarily of personnel and other costs associated with the development of new products and the enhancement of existing products for the Equipment Sales, Operations and IBG segments. Research and development expenses decreased $0.3 million during the quarter ended September 30, 2004 compared to the same period in 2003. The Company currently expects to continue to invest in new products, processes and technologies at approximately current spending levels.

Selling, general and administrative expenses increased $6.7 million, or 29.8%, during the third quarter of 2004 to $29.2 million from $22.5 million during the third quarter of 2003. Selling, general and administrative expenses as a percentage of sales were 24.7% in the third quarter of 2004 and 25.6% in the third quarter of 2003. The increase in selling, general, and administrative costs was primarily attributable to the operating expenses of Ecolochem ($6.9 million, including $2.1 million of intangible asset amortization included in selling, general and administrative expenses) which was acquired on February 13, 2004, the additional operating expenses of Desalcott ($0.5 million), which was consolidated upon the adoption of FIN 46 on January 1, 2004, as well as costs associated with Sarbanes-Oxley preparedness ($1.1 million) and the implementation of a Company-wide enterprise resource planning system ($0.6 million).

Restructuring Charges
The following table compares the Company's expenses relating to restructuring activities for the three months ended September 30, 2004 and 2003:

(Dollars in thousands)                                     Three months ended September 30,
                                        ------------------------------------------------------------------------

                                              2004         Percentage of Revenue   2003          Percentage of Revenue
                                        -----------------  -----------------------------------   ---------------


                                        ----------------  ----------------  -----------------   ---------------
Restructuring charges                                $ -              0.0%            $ 2,470              2.8%
                                        -----------------  ----------------  -----------------   ---------------

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

As a result of these decisions, the Company recorded restructuring charges of approximately $2.8 million for the year ending 2003 relating to employee severance costs for the elimination of approximately 160 positions, primarily in the WSG. Prior to September 30, 2004, substantially all of the employees whose employment was terminated as a result of these restructuring activities had left the Company.

Interest Income and Interest Expense
The following table compares the Company's interest income and interest expense for the three months ended September 30, 2004 and 2003:

(Dollars in thousands)                                      Three months ended September 30,
                                        --------------------------------------------------------------------------

                                              2004           Percentage of Revenue  2003           Percentage of Revenue
                                        ------------------   -----------------------------------   ---------------


                                        ------------------   ---------------  ------------------   ---------------
Interest Income                                     $ 524              0.4%               $ 660              0.8%
                                        ------------------   ---------------  ------------------   ---------------

                                        ------------------   ---------------  ------------------   ---------------
Interest Expense                                 $ (5,698)             (4.8)%            $ (254)             (0.3)%
                                        ------------------   ---------------  ------------------   ---------------

The increase in interest expense is attributable to increased borrowings as a result of the Ecolochem Group acquisition as well as interest expense from the consolidation Desalcott upon adoption of FIN 46, effective January 1, 2004.

Equity Income
The Company's proportionate share of the earnings and losses of affiliated companies in which it holds a minority equity interest is included in equity income. The following table compares the Company's equity income relating to the results of its minority equity investments for the three months ended September 30, 2004 and 2003:

(Dollars in thousands)                                      Three months ended September 30,
                                        --------------------------------------------------------------------------

                                              2004           Percentage of Revenue  2003           Percentage of Revenue
                                        ------------------   -----------------------------------   ---------------


                                        ------------------   ---------------  ------------------   ---------------
Equity income                                     $ 1,210             1.0 %                $ 43              0.0%
                                        ------------------   ---------------  ------------------   ---------------

The Company's equity income is derived primarily from its 20% equity interest in a Mexican joint venture company, which owns two water treatment plants in Mexico, its 43% ownership in Toray Membrane America, Inc.
(TMA), a membrane manufacturer, its equity interests in several joint ventures in the Middle East, which engage in bottled water distribution, and to a lesser extent from its other equity investments in affiliated companies. The $1.2 million increase in equity income in the third quarter of 2004 compared to the third quarter of 2003 was primarily due to the equity loss reported by Desalcott in 2003 as a result of the Company's 40% equity interest in Desalcott, whereas upon adoption of FIN 46, effective January 1, 2004, the Company consolidated the operating results of Desalcott.

Income Tax (Expense) Benefit
The following table compares the Company's income tax benefit (expense) from continuing operations and effective tax rates for the three months ended September 30, 2004 and 2003:

(Dollars in thousands)                                      Three months ended September 30,
                                        --------------------------------------------------------------------------

                                              2004              Tax Rate            2003              Tax Rate
                                        ------------------   ---------------  ------------------   ---------------


                                        ------------------   ---------------  ------------------   ---------------
Income tax (expense) benefit                     $ (1,652)            (50.1)%           $ 7,981             (31.5)%
                                        ------------------   ---------------  ------------------   ---------------

For the three months ended September 30, 2004, the Company recorded income tax expense of $1.7 million on consolidated pre-tax income from continuing operations before minority interest expense of $3.3 million, yielding a tax rate of 50.1% or an annual effective tax rate of 38.7%, excluding a $.6 million valuation allowance recorded against certain deferred tax assets, primarily related to prior year foreign tax credits in the U.S., and net operating losses of foreign subsidiaries. For the three months ended September 30, 2003, the Company recorded an income tax benefit of $8.0 million on consolidated pre-tax loss from continuing operations before minority interest expense of $25.3 million, yielding an effective tax rate benefit of 31.5%.

The change in the effective tax rate for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 resulted primarily from the Company's having reported an effective tax rate benefit, or negative effective tax rate, during the quarter ended September 30, 2003 that resulted from significant restructuring and realignment of expenses. A similar effective tax rate benefit, or negative effective tax rate, would not be expected during the comparable quarter ended September 30, 2004 due to the Company's projected earnings for the current year and the absence of significant restructuring and realignment of expenses recorded in the comparable prior period ended September 30, 2003.

During the three months ended September 30, 2004, the Company determined, in conjunction with its global restructuring and operational realignment initiatives that there was sufficient certainty that certain deferred tax assets, principally related to its current year foreign tax credits in the U.S., would be realized. Consequently, the Company determined that a deferred tax asset valuation allowance previously recorded and related to the Company's current year foreign tax credits is not required.

On quarterly basis, the Company assesses its ability to recognize the benefits of its deferred tax assets. Deferred tax assets may be reduced by a valuation allowance, if based on the preponderance of all positive and negative evidence; it is more likely than not that some portion or all of its deferred tax assets will not be realized in future periods. The Company considers its operational results, the resultant impact on taxable income, and a continual review of global tax planning strategies when evaluating the need for a deferred tax asset valuation allowance.

Negative evidence that would suggest the need for a valuation allowance consists of the Company's recent cumulative operating losses that were attributable to unprofitable operations. However, positive evidence that would suggest that a valuation allowance is not required is the development of comprehensive global tax planning strategies that demonstrate an ability to recognize the benefits of deferred tax assets.

Net Income (Loss)
As a result of the above items, net income amounted to $0.9 million in the third quarter of 2004 compared to a net loss of $22.0 million for the third quarter of 2003.

Comparison of the Nine Months Ended September 30, 2004 and September 30, 2003 The Company reported consolidated revenues of $349.6 million and a net loss of $5.4 million for the nine months ended September 30, 2004, compared to consolidated revenues of $251.5 million and a net loss of $26.4 million for the nine months ended September 30, 2003. During 2003, as part of the Company's restructuring plan, the Company approved plans to divest its Elite Consumer Products division and its European Point of Use ("POU") cooler business. Additionally, during the second quarter of 2004, the Company approved plans to dispose of its General Ionics home water operation. Accordingly, results for the Company's Elite Consumer Products division, European POU cooler business and General Ionics, which were all part of the Consumer Water Group, have been recorded as discontinued operations in the Consolidated Statements of Operations for all periods presented. In the third quarter of 2003, the Company completed the acquisition of substantially all of the assets of CoolerSmart LLC, a limited liability company in the business of leasing POU "bottleless" water coolers. In the first quarter of 2004, the Company acquired the Ecolochem Group, a group of privately-held companies and a leading provider of emergency, short and long-term mobile water treatment services to the power, petrochemical and other industries. Also, the Company has consolidated Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), a Trinidad project company, upon adoption of FIN 46, which the Company adopted effective January 1, 2004.

Revenues
Total Company revenues of $349.6 million for the nine months ended September 30, 2004 increased $98.2 million, or 39.0%, from revenues of $251.5 million for the nine months ended September 30, 2003. The increase is primarily attributable to the Operations segment in which revenues increased $95.1 million as a result of the acquisition of the Ecolochem Group on February 13, 2004 ($58.5 million), as well as the inclusion of revenues from Desalcott ($21.8 million) for the nine months ended September 30, 2004.

The following table reflects the revenues of the Company's four business segments and sales to affiliated companies for the nine months ended September 30, 2004 and 2003:

      (Dollars in thousands)                   Nine months ended September 30,
                                          -------------------------------------------

                                                   2004               2003           Dollar Change      Percentage Change
                                             -----------------  ------------------   ---------------    -------------
Revenues
      Equipment Sales                               $ 104,264            $ 99,637           $ 4,627            4.6 %
      Operations                                      177,541              82,450            95,091          115.3 %
      Consumer Water                                   12,455               9,217             3,238           35.1 %
      Instruments                                      28,065              24,308             3,757           15.5 %
      Affiliated companies                             27,262              35,870            (8,608)           (24.0)%
                                             -----------------  ------------------   ---------------    -------------
                                                    $ 349,587           $ 251,482          $ 98,105           39.0 %
                                             =================  ==================   ===============    =============

Equipment Sales revenues of $104.3 million in the nine months ended September 30, 2004 increased $4.6 million, or 4.6%, compared to revenues of $99.6 million in the nine months ended September 30, 2003. The increase in revenues was primarily attributable to the sale of capital equipment to the microelectronics industry in Singapore and Taiwan.

Operations revenue of $177.5 million in the nine months ended September 30, 2004 increased $95.1 million, or 115.3%, compared to revenues of $82.5 million in the nine months ended September 30, 2003. The increase in revenues was attributable to several sources, including revenues from the Ecolochem Group of $58.5 million, which was acquired on February 13, 2004, and from Desalcott of $21.8 million, which was consolidated upon adoption of FIN 46 effective January 1, 2004. Operations revenue also increased in the first nine months of 2004 compared to the same period in 2003 as a result of increased sales of $4.3 million of sodium hypochlorite in Australia and increased domestic ion-exchange regeneration revenue of $7.4 million.

CWG revenues totaled $12.5 million in the nine months ended September 30, 2004 compared to revenues of $9.2 million in the nine months ended September 30, 2003, representing an increase of $3.2 million, or 35.1%. The increase in revenues was primarily attributable to the CoolerSmart POU division, which was acquired during the third quarter of 2003.

IBG revenues of $28.1 million in the nine months ended September 30, 2004 increased $3.8 million, or 15.5%, compared to revenues of $24.3 million in the nine months ended September 30, 2003. The increase in revenues primarily resulted from increased sales of instruments to customers in Europe and Asia.

Revenues from sales to affiliated companies of $27.3 million in the nine months ended September 30, 2004 decreased $8.6 million, or 24.0%, compared to revenues from affiliated companies of $35.9 million in the same period of 2003. The decrease in revenues from sales to affiliated companies primarily resulted from lower capital equipment revenue associated with sales of equipment by the Company to its Kuwait joint venture company, Utilities Development Company, W.L.L. ("UDC"), in connection with the Kuwait wastewater treatment project, which is expected to be operational in early 2005.

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

Cost of Sales
The following table reflects cost of sales and cost of sales as a percentage of revenue of the Company's four business segments and to affiliated companies for the nine months ended September 30, 2004 and 2003:

      (Dollars in thousands)                                     Nine months ended September 30,
                                             -------------------------------------------------------------------------

                                                   2004          Percentage of Revenue   2003          Percentage of Revenue
                                             -----------------   -----------------------------------   ---------------
Cost of Sales
      Equipment Sales                                $ 84,867             81.4%            $ 85,317             85.6%
      Operations                                      113,588             64.0%              58,227             70.6%
      Consumer Water                                    5,081             40.8%               5,219             56.6%
      Instruments                                      12,374             44.1%              11,019             45.3%
      Affiliated companies                             24,014             88.1%              30,958             86.3%
                                             -----------------   ---------------   -----------------   ---------------
                                                    $ 239,924             68.6%           $ 190,740             75.8%
                                             =================   ===============   =================   ===============

The Company's total cost of sales as a percentage of revenue was 68.6% in the nine months ended September 30, 2004 and 75.8% in the nine months ended September 30, 2003. The resulting gross margin percentage increased to 31.4% in the first nine months of 2004 from 24.2% in the first nine months of 2003. Cost of sales as a percentage of revenue decreased in Equipment Sales, Operations, Consumer Water and IBG and increased for Affiliated companies.

Equipment Sales cost of sales as a percentage of revenue decreased to 81.4% in the nine months ended September 30, 2004 from 85.6% in the nine months ended September 30, 2003. The decrease in cost of sales as a percentage of revenue primarily resulted from costs recorded during the third quarter of 2003 of $4.8 million to retrofit certain components of the Company's demineralization systems. This decrease was partially offset by the write-off of deferred project costs of $0.6 million associated with the CDL joint venture desalination project in Israel, during the first quarter of 2004.

Operations cost of sales as a percentage of revenue decreased to 64.0% in the nine months ended September 30, 2004 from 70.6% in the same period of 2003. The decrease in cost of sales as a percentage of revenue was attributable to the consolidation of Desalcott on January 1, 2004 and the acquisition of the Ecolochem Group on February 13, 2004, both of which have lower prevailing cost of sales percentages.

CWG cost of sales as a percentage of revenue decreased to 40.8% in the nine months ended September 30, 2004 from 56.6% in the same period of 2003. The decrease in cost of sales as percentage of revenue primarily resulted from costs recorded during the third quarter of 2003 to write-off $1.7 million of inventory as a result of the Company's decision to shut down operations in its European Home Water business.

IBG's cost of sales as a percentage of revenue decreased to 44.1% in the nine months ended September 30, 2004 from 45.3% in the nine months ended September 30, 2003 primarily due to manufacturing productivity gains as a result of increased sales volume.

Cost of sales to affiliated companies as a percentage of revenue increased to 88.1% in the first nine months of 2004 from 86.3% in the first nine months of 2003 and primarily represents cost of sales to UDC, for which the Company eliminates inter-company profit equal to its 25% equity ownership in UDC.

Operating Expenses
The following table compares the Company's operating expenses for the nine months ended September 30, 2004 and 2003:

     (Dollars in thousands)                                   Nine months ended September 30,
                                                  --------------------------------------------------------

                                                     2004      Percentage of Revenue 2003     Percentage of Revenue
                                                  -----------  ----------------------------   ------------
Operating expenses

                                                  -----------  -------------  -------------   ------------
     Research and development expenses               $ 4,607           1.3%        $ 5,515           2.2%
                                                  -----------  -------------  -------------   ------------

                                                  -----------  -------------  -------------   ------------
     Selling, general and administrative expenses   $ 87,911          25.1%       $ 63,225          25.1%
                                                  -----------  -------------  -------------   ------------

Research and development expenses consist primarily of personnel and other costs associated with the development of new products and the enhancement of existing products for the Equipment Sales, Operations and Instruments segments. Research and development expenses decreased $0.9 million during the nine months ended September 30, 2004 compared to the same period in 2003. The Company currently expects to continue to invest in new products, processes and technologies at approximately the current spending level.

Selling, general and administrative expenses increased $24.7 million during the nine months ended September 30, 2004 to $87.9 million from $63.2 million during the nine months ended September 30, 2003. Selling, general and administrative expenses as a percentage of revenue was 25.1% in the nine months ended September 30, 2004 and 2003. The increase in selling, general, and administrative costs was primarily attributable to the additional operating expenses of Desalcott ($3.0 million), which was consolidated upon the adoption of FIN 46 on January 1, 2004, and of the Ecolochem Group ($18.5 million including $5.4 million of intangible asset amortization including selling, general and administrative expenses) after February 13, 2004. The Company recorded a $2.5 million charge in the quarter ended March 31, 2004, associated with a bid bond that has been drawn upon in connection with the CDL joint venture's desalination project in Israel. The Company also incurred approximately $1.9 million in costs associated with the implementation of a Company-wide enterprise resource planning system and $1.5 million for Sarbanes-Oxley preparedness for the nine months ended September 30, 2004.

Restructuring Charges
The following table compares the Company's expenses relating to restructuring activities for the nine months ended September 30, 2004 and 2003:

(Dollars in thousands)                                      Nine months ended September 30,
                                        ------------------------------------------------------------------------

                                              2004         Percentage of Revenue   2003          Percentage of Revenue
                                        -----------------  -----------------------------------   ---------------


                                        -----------------  ----------------  -----------------   ---------------
Restructuring charges                            $ 1,172              0.3%            $ 2,470              1.0%
                                        -----------------  ----------------  -----------------   ---------------

During the third quarter of 2003, the Company announced a restructuring plan intended to improve financial performance through a realignment of the Company's management structure, a reduction in personnel, and the consolidation of certain operations. The program is consolidating the Company's sales, engineering, manufacturing and accounting functions, which were located in many reporting entities, into several regional centers in the United States, Europe and Asia. The Company also announced plans to consolidate the Equipment Business Group and Ultrapure Water Group into a single business group, divest the Elite Consumer Products division in Ludlow, Massachusetts, shut down the Ionics Watertec facility in Australia as well as the Company's European Home Water activities (the sale of home water conditioners in Ireland and the U.K.). During the fourth quarter of 2003, the Company decided to divest its European POU cooler business, which engaged in the sale of POU "bottleless" coolers in Ireland and the U.K. This sale was completed in the second quarter of 2004 for approximately $3.0 million. Additionally, during the second quarter of 2004, the Company decided to dispose of its General Ionics home water operation, which was reported in the CWG segment.

As a result of these decisions, the Company recorded restructuring charges of approximately $2.8 million for the year ending 2003 relating to employee severance costs for the elimination of approximately 160 positions, primarily in the WSG segment, and an additional $1.2 million in the first nine months of 2004, relating primarily to the termination of facility leases. At September 30, 2004, substantially all of the employees whose employment was terminated as a result of these restructuring activities had left the Company. Additionally, at September 30, 2004, the Company had a remaining accrual of approximately $0.8 million for restructuring costs associated with vacated leased facilities. The Company expects the remaining facility lease payments, less estimates of sub-lease rental income, to be paid through 2007. The Company expects to realize a reduction of approximately $15.4 million in annual expenses as a result of these actions.

Interest Income and Interest Expense
The following table compares the Company's interest income and interest expense for the nine months ended September 30, 2004 and 2003:

(Dollars in thousands)                                       Nine months ended September 30,
                                        --------------------------------------------------------------------------

                                              2004           Percentage of Revenue  2003           Percentage of Revenue
                                        ------------------   -----------------------------------   ---------------


                                        ------------------   ---------------  ------------------   ---------------
Interest Income                                   $ 1,372              0.4%             $ 2,193              0.9%
                                        ------------------   ---------------  ------------------   ---------------

                                       ------------------   ---------------  ------------------   ---------------
Interest Expense                                $ (14,782)             (4.2)%            $ (740)             (0.3)%
                                        ------------------   ---------------  ------------------   ---------------

Interest income totaled $1.4 million in the nine months ended September 30, 2004 and $2.2 million in the nine months ended September 30, 2003. Interest expense was $14.8 million in the nine months ended September 30, 2004 compared to $0.7 million in the same period of 2003. The increase in interest expense was attributable to increased borrowings as a result of the Ecolochem acquisition as well as interest expense from the consolidation of Desalcott upon adoption of FIN 46, effective January 1, 2004.

Equity Income (Loss)
The Company's proportionate share of the earnings and losses of affiliated companies in which it holds a minority equity interest is included in equity income. The following table compares the Company's equity income (loss) relating to the results of its minority equity investments for the nine months ended September 30, 2004 and 2003:

(Dollars in thousands)                                       Nine months ended September 30,
                                        --------------------------------------------------------------------------

                                              2004           Percentage of Revenue  2003           Percentage of Revenue
                                        ------------------   -----------------------------------   ---------------


                                        ------------------   ---------------  ------------------   ---------------
Equity income (loss)                              $ 2,501             0.7 %            $ (2,800)             (1.1)%
                                        ------------------   ---------------  ------------------   ---------------

Equity income amounted to $2.5 million in the nine months ended September 30, 2004 and an equity loss of $2.8 million was incurred in the nine months ended September 30, 2003. The Company's equity income (loss) is derived primarily from its 20% equity interest in a Mexican joint venture company, which owns two water treatment plants in Mexico, its 43% ownership in Toray Membrane America, Inc. ("TMA"), a membrane manufacturer, its equity interests in several joint ventures in the Middle East which engage in bottled water distribution, and to a lesser extent from its other equity investments in affiliated companies. The $5.3 million increase in equity income in the first nine months of 2004 compared to the first nine months of 2003 is primarily due to an equity loss reported by Desalcott, which were included in equity income in 2003 as a result of the Company's 40% equity interest in Desalcott, whereas upon the adoption of FIN 46, effective January 1, 2004, the Company consolidated the operating results of Desalcott.

Income Tax (Expense) Benefit
The following table compares the Company's income tax benefit (expense) and effective tax rates for the nine months ended September 30, 2004 and 2003:

(Dollars in thousands)                                       Nine months ended September 30,
                                        --------------------------------------------------------------------------
                                              2004              Tax Rate            2003              Tax Rate
                                        ------------------   ---------------  ------------------   ---------------


                                        ------------------   ---------------  ------------------   ---------------
Income tax (expense) benefit                     $ (5,879)           (116.1)%           $ 8,542             (32.1)%
                                        ------------------   ---------------  ------------------   ---------------

For the nine months ended September 30, 2004, the Company recorded income tax expense of $5.9 million on consolidated pre-tax income from continuing operations before minority interest expense of $5.1 million, yielding a tax rate of 116.1% or an annual effective tax rate of 38.7%, excluding a $3.9 million valuation allowance recorded against certain deferred tax assets, primarily related to prior year foreign tax credits in the U.S., and net operating losses of foreign subsidiaries. For the nine months ended September 30, 2003, the Company recorded an income tax benefit of $8.5 million on a consolidated pre-tax loss from continuing operations before minority interest expense of $26.6 million, yielding an effective tax rate benefit of 32.1%.

The change in the effective tax rate for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 resulted primarily from recording deferred tax asset valuation allowances related to prior year foreign tax credits in the U.S., and net operating losses of foreign subsidiaries.

On quarterly basis, the Company assesses its ability to recognize the benefits of its deferred tax assets. Deferred tax assets may be reduced by a valuation allowance, if based on the preponderance of all positive and negative evidence; it is more likely than not that some portion or all of its deferred tax assets will not be realized in future periods. The Company considers its operational results, the resultant impact on taxable income, and a continual review of global tax planning strategies when evaluating the need for a deferred tax asset valuation allowance.

Negative evidence that would suggest the need for a valuation allowance consists of the Company's recent cumulative operating losses that were attributable to unprofitable operations. However, positive evidence that would suggest that a valuation allowance is not required is the development of comprehensive global tax planning strategies that demonstrate an ability to recognize the benefits of deferred tax assets.

Net Loss
As a result of the above items, net loss amounted to $5.4 million in the first nine months of 2004 compared to a net loss of $26.4 million for the first nine months of 2003.

FINANCIAL CONDITION

The following table compares the Company's net working capital and current ratio at September 30, 2004 and at December 31, 2003:

(Dollars in thousands)
                                        September 30, 2004       December 31, 2003         Change
                                        -----------------------  ----------------------    ---------------

Total current assets                                 $ 288,507               $ 316,070          $ (27,563)
Total current liabilities                              150,135                 118,092             32,043

                                        -----------------------  ----------------------    ---------------
Net working capital                                  $ 138,372               $ 197,978          $ (59,606)
                                        -----------------------  ----------------------    ---------------

                                        -----------------------  ----------------------    ---------------
Current ratio                                              1.9                     2.7               (0.8)
                                        -----------------------  ----------------------    ---------------

Net working capital decreased $59.6 million during the first nine months of 2004, while the Company's current ratio, defined as current assets divided by current liabilities, of 1.9 at September 30, 2004 decreased from 2.7 at December 31, 2003. The decrease in net working capital and the current ratio primarily reflects the use of a portion of the Company's cash for the acquisition of the Ecolochem Group.

At September 30, 2004, the Company had total assets of $1,044.8 million, compared to total assets of $592.0 million at December 31, 2003. The increase in total assets primarily relates to the acquisition of the Ecolochem Group ($383.0 million) and the consolidation of Desalcott ($153.2 million), upon adoption of FIN 46, effective January 1, 2004. Cash and cash equivalents decreased $74.4 million, primarily reflecting funds used for the acquisition of the Ecolochem Group on February 13, 2004.

Net cash provided by operating activities amounted to $5.6 million during the nine months ended September 30, 2004 including the loss from continuing operations, adjusted to exclude the effects of non-cash items for depreciation and amortization of $35.8 million and deferred tax valuation allowance of $4.4 million. These sources of operating cash were offset by uses for increased trade accounts receivable of $23.2 million, accounts receivable from affiliates of $9.0 million, primarily from continuing work on the Kuwait wastewater project, offset by the reduction of customer deposits of $15.3 million. Included in Other current assets is $3.6 million recoverable from the Company's insurance carrier as a result of flood damage during the third quarter of 2004 at a manufacturing facility in Pennsylvania.

Net cash used in investing activities during the first nine months of 2004 amounted to $249.0 million, primarily reflecting the use of $223.8 million for the acquisition of the Ecolochem Group, net of cash acquired, and investments of $25.7 million for property, plant, and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2004 amounted to $164.5 million, reflecting the borrowings under the Company's new credit facilities established for the acquisition of the Ecolochem Group of $175.4 million, deferred financing costs of $6.2 million, and $3.7 million for restricted cash from Desalcott upon adoption of FIN 46 effective January 1, 2004, offset by principal payments on current and long-term debt of $16.3 million.

Borrowings and Lines of Credit
On February 13, 2004, the Company acquired the stock and membership interests of the Ecolochem Group from the shareholders and owners of the Ecolochem Group. The total purchase price was $366.9 million, consisting of $219.0 million in cash (which includes $9.8 million in escrow to be paid in the event the Company makes a Section 338(h)(10) election of the Internal Revenue Code with respect to selected acquired intangible assets) and 4,652,648 shares of the Company's common stock. The Company intends to make the 338(h)(10) election in the fourth quarter of 2004. The issuance of 4,652,648 shares of the Company's common stock was valued at $139.9 million based on the average of closing prices of the common stock for the two days before, the day of and the two days after the announcement by the Company of its agreement to acquire the Ecolochem Group. The purchase price includes capitalizable acquisition costs of $8.0 million, consisting of investment banking, legal, consulting and accounting services. The cash portion of the consideration was financed with the Company's available cash resources and proceeds from $255 million senior credit facilities with a syndication of lenders led by UBS, Fleet Bank and Bank of America. Proceeds from these credit facilities were used to fund the acquisition, pay certain transaction-related fees and expenses, provide for ongoing working capital and support the issuance of letters of credit. The credit facilities consist of a $175 million 7-year term loan, of which $166.6 million was outstanding at September 30, 2004 at an average interest rate of 5.75%, and an $80 million 5-year revolving credit facility. The revolving credit facility consists of a $60.0 million facility available for issuance of letters of credit of which $35.9 million was outstanding at September 30, 2004, and a $20.0 million facility for general purpose borrowings, of which there were no outstanding borrowings at September 30, 2004. Borrowings under the credit facilities bear interest equal to a base rate (generally the Prime Rate) plus a specified margin or LIBOR plus a specified margin, at the Company's option; the specified margins are a function of the Company's leverage ratio. Interest on outstanding borrowings is payable quarterly. The credit facilities are collateralized by the assets of the Company and of its domestic subsidiaries and by 65% of the equity of certain of the Company's international subsidiaries. The terms of the credit facilities include financial covenants relating to fixed charge coverage, interest coverage, leverage ratio and capital expenditures, the most restrictive of which are anticipated to be the leverage ratio and limitations on capital spending. The terms of the credit facilities contain provisions that limit the Company's ability to incur additional indebtedness in the future and place other restrictions on the Company's business. At September 30, 2004, the Company was in compliance with the facilities' covenants. In connection with the execution of the credit facilities, the Company entered into interest rate swap agreements that fix the Company's LIBOR rate on $100 million of the term loan at 3.1175% per annum. The swap agreements expire in 2010.

During the first quarter of 2004, the Company was required to apply the provisions of FIN 46 to variable interests entities created before February 1,

2003. As a result, effective January 1, 2004, the Company consolidated the operations, assets, liabilities and minority interests of the Desalination Company of Trinidad and Tobago Ltd. ("Desalcott"), in which the Company holds a 40% equity interest, because the Company believes it holds a majority of the related financial risks. Included in liabilities is debt of $109.0 million, which is collateralized by substantially all of the assets of Desalcott, and is non-recourse to the Company.

The Company has three project finance loans for its controlled affiliate in Barbados. These loans are payable in equal quarterly installments over a ten-year period that began in 2000, and bear interest at rates ranging from 2% over LIBOR up to 8.75%. The controlled affiliate had outstanding borrowings of $5.2 million and $6.4 million against these loans at September 30, 2004 and December 31, 2003, respectively. The Company also has project financing loans for its controlled affiliate in Italy. The loans have a ten-year maturity and bear interest at EURIBOR plus a specified margin. The controlled affiliate had outstanding borrowings of $5.6 million and $3.8 million against these loans at September 30, 2004 and December 31, 2003, respectively.

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

The Company's $10 million loan to HKES is included in "Notes receivable, long-term" in the Company's Consolidated Balance Sheets. The loan bears interest at a rate equal to LIBOR + 2%, with interest payable (subject to availability of funds) starting October 25, 2002 and every six months thereafter and at maturity. Prior to maturity, accrued interest (as well as principal payments) is payable only to the extent dividends or other distributions are paid by Desalcott on the ordinary shares of Desalcott owned by HKES and pledged to the Company. Principal repayment is due in 14 equal installments commencing on April 25, 2004 and continuing semiannually thereafter. The loan matures and is payable in full on April 25, 2011. The loan is collateralized by a security interest in the shares of Desalcott owned by HKES and purchased with the borrowed funds, which is subordinate to the security interest in those shares in favor of the Trinidad bank that provided the financing for Desalcott. In addition, any dividends or other distributions paid by Desalcott to HKES on the pledged shares must be applied to loan payments to the Company. No payments have been made by HKES to the Company on this loan.

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

In June 2003, Desalcott entered into a long-term loan agreement with the Trinidad bank that had provided the bridge loan. In connection with the funding of the loan, Desalcott paid the Company's Trinidad subsidiary approximately $12 million of outstanding accounts receivable under the construction contract in July 2003. In addition, pursuant to a previous commitment made by the Company, the Company, effective July 31, 2003, converted an additional $10 million of amounts owing under the construction contract into a loan to Desalcott as an additional source of long-term project financing, subordinated to the long-term loan with the Trinidad bank. That loan has a seven-year term, and is payable in 28 quarterly payments of principal and interest. No loan payments can be made by Desalcott to the Company until Desalcott has established a level of cash reserves required by the Trinidad bank, and no payments have as yet been made. The interest rate is fixed at two percent above the interest rate payable by Desalcott on the U.S. dollar portion of its borrowings under its long-term loan agreement with the Trinidad bank (the initial annual rate on the U.S. dollar portion was 8 1/2%). In the event of a default by Desalcott, Desalcott's obligation to the Company is subordinated to Desalcott's obligations to the Trinidad bank.

As a result of the settlement of the construction contract dispute described above and Desalcott's $12 million payment to the Company's Trinidad subsidiary, together with the conversion of an additional $10 million of accounts receivable into a long-term loan as described above, the remaining amount due to the Company's Trinidad subsidiary from Desalcott for construction work on the first four phases of the project is approximately $3.2 million. This amount will be partially paid out of Desalcott's future cash flow from operations over a period of time estimated to be two years, and the balance from funds available from long-term financing proceeds upon completion by the Company of certain "punch list" items relating to phases 1 through 4. Desalcott also owes the Company approximately $1.8 million of value added tax (VAT) associated with Phases 1 through 4, and the Company has notified Desalcott that it is in default of such payment obligation. In addition, Desalcott and the Company agreed that the Company's Trinidad subsidiary would complete the last phase (phase 5) of the project (which will increase water production capacity by approximately 9%) for a fixed price of $7.4 million. Work on phase 5 was completed during the second quarter of 2004. As of September 30, 2004, the Company had been paid a total of $5.8 million for its work on phase 5, and has notified Desalcott that it is in default of payment for fees, costs and VAT relating to Phase 5 totalling approximately $1.3 million.

In April 2004, following an unsuccessful mediation attempt, Desalcott notified WASA that it had commenced an arbitration proceeding under the dispute resolution procedures of the water supply agreement between Desalcott and WASA dated August 29, 1999 and amended in May 2000 (the "Water Supply Agreement"). Desalcott is seeking, among other things, payments from WASA for certain water price increases as provided for in the Water Supply Agreement, as well as damages for delays in plant completion which Desalcott claims resulted from delays in obtaining a government guaranty of payments by WASA and certain tax incentives. At September 30, 2004, Desalcott claimed that WASA owed it $4.0 million, representing revenues under the Water Supply Agreement corresponding to contractual price increases. WASA has contested the amounts of the water price increases claimed by Desalcott, asserting that Desalcott did not pass along to WASA certain cost savings realized by Desalcott. In addition, WASA asserts that Desalcott's ability to make up production shortfalls by selling excess production is more limited contractually than claimed by Desalcott. In addition, WASA has also asserted that Desalcott is liable for liquidated damages because of delays in the completion of the plant, irrespective of the delay in obtaining the government guaranty, and that such liquidated damages total approximately $4.0 million and are still accumulating. WASA has asserted additional liquidated damages will be owed by Desalcott for the delay in the completion of Phase 5 of the project, or that in the alternative it may seek to reject Phase 5. Under the currently projected timetable, this matter should be heard in arbitration by the International Chamber of Commerce in London in 2005.

Kuwait
During 2001, the Company acquired a 25% equity interest in a Kuwaiti project company, Utilities Development Company W.L.L. ("UDC"), which was awarded a concession agreement by an agency of the Kuwaiti government for the construction, ownership and operation of a wastewater reuse facility in Kuwait. During the second quarter of 2002, UDC entered into agreements for the long-term financing of the project, and construction of the project commenced. At September 30, 2004, the Company had invested a total of $13.2 million as equity and subordinated debt in UDC. The Company has commitments to make additional equity investments or issue additional subordinated debt to UDC of approximately $4.1 million over the next year. In addition, a total of $18.6 million in letters of credit have been issued on behalf of the Company's Italian subsidiary in connection with the project. UDC's wastewater treatment facility is expected to become operational in early 2005.

Israel
In 2001, the Company entered into agreements with an Israeli cooperative society and an Israeli corporation for the establishment of Magan Desalination Ltd. ("MDL") as an Israeli project company in which the Company has a 49% equity interest. During the second quarter of 2003, the Israeli cooperative society and the Company acquired the ownership interest of the Israeli corporation in MDL. In the second quarter of 2003, MDL finalized a concession contract with a state-sponsored water company for the construction, ownership and operation of a brackish water desalination facility in Israel, and obtained $8 million of debt financing for the project from an Israeli bank. The Company has guaranteed repayment of 49% of the loan amount in the form of a bank letter of guarantee. In the third quarter of 2003, the Company through its Israeli subsidiary made an equity investment of $1.5 million in MDL for its 49% equity interest. The facility commenced operations in the second quarter of 2004. The Company is currently working with MDL to resolve certain outstanding issues required to achieve final completion.

In 2002, the Company entered into agreements with two Israeli corporations giving the Company the right to a one-third ownership interest in an Israeli project company, Carmel Desalination Ltd. ("CDL"). CDL was awarded a concession agreement by the Israeli Water Desalination Agency ("WDA") (established by the Ministry of Finance and the Ministry of Infrastructure) for the construction, ownership and operation of a major seawater desalination facility in Israel. As of March 31, 2004, the Company had made an equity investment of $0.2 million in CDL and had deferred costs of $0.6 million relating to the engineering design and development work on the project. The terms of the concession agreement originally required that long-term financing be obtained by April 2003. CDL was initially granted an extension to August 20, 2003 and a further extension to April 1, 2004 was granted by the WDA. CDL was unable to obtain long-term financing by the required date. CDL asserts that its inability to obtain financing resulting from certain errors and omissions in WDA's tendering process which would have prevented CDL from constructing the facility as proposed. On April 1, 2004, the WDA notified CDL of its intent to terminate the concession agreement and to take action to collect on a bid bond (of which it was the beneficiary) issued on behalf of CDL. On May 5, 2004, the WDA issued a notice of termination to CDL and made a demand upon the bank that issued the bid bond. The Company's liability under the bid bond was approximately $2.5 million (a one-third proportionate share of the approximate $7.5 million bid bond). During the first quarter of 2004, as a result of the notification by the WDA of their intent to collect on the bid bond, the Company recorded a liability of $2.5 million related to its proportionate share. WDA collected on the bid bond in the second quarter of 2004. In addition, the Company expensed its deferred costs relating to the construction project and its investment in CDL of $0.8 million. The dispute between CDL and the WDA concerning the errors and omissions in the tendering process, the termination of the concession agreement and the demand made upon the bid bond has been submitted to binding arbitration in Israel (with CDL and WDA both as claimants and respondents), and it is expected that the matter will be heard and a decision rendered by the arbitrator in the first quarter of 2005. The Company believes that CDL has legitimate claims and meritorious defenses in this matter and, in cooperation with the Company's partners in CDL and CDL's outside counsel, intends to aggressively pursue recovery of bid bond payments made to WDA as well as other damages.

In the third quarter of 2003, a 50/50 joint venture between the Company and an Israeli engineering corporation was selected by Mekorot, the Israeli state-sponsored water company, to design, supply and construct a 123,000 cubic meter per day (32.5 million gallons per day) seawater desalination facility in Ashdod, Israel. The estimated value of the equipment supply and construction contract to be negotiated and entered into with respect to the project is approximately $95 million, and it is estimated that the plant will require approximately two years to construct. The joint venture submitted a $5 million bid bond with its proposal, and the Company would be responsible for 50% of this amount if a demand were made on the bid bond. It is currently anticipated that the parties will sign a final form of contract in the first quarter of 2005, at which time the joint venture will replace the bid bond with a performance bond in the principal amount of 10% of the contract value.

Algeria
In the fourth quarter of 2003, the Company and Algerian Energy Company ("AEC") were selected for a 25-year seawater desalination build-own-operate project. Sonatrach, the Algerian national energy company, will guarantee the water supply contract. The Company and AEC have formed a joint project company, Hamma Water Desalination S.p.A. ("HWD"), in which the Company has a 70% ownership interest. The projected $235 million capital investment will be financed by a combination of equity and non-recourse debt. Through September 30, 2004, the Company made an equity investment of $0.7 million in HWD and deferred costs of approximately $1.6 million relating to the engineering design and development work on the project. If HWD obtains long-term project financing, the Company has committed to make additional net equity investments to HWD of approximately $32.0 million. The Company expects HWD will obtain long-term project financing in the first quarter of 2005. If HWD is unable to obtain such financing, the Company would expense its deferred costs relating to the construction project and its investment in HWD. Additionally, the Company has provided a $1.0 million bid bond to the customer.

Guarantees and Indemnifications
Financial Accounting Standards Board ("FASB") Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements 5, 57, and 107 and rescission of FASB Interpretation 34" ("FIN 45") requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The following is a summary of the Company's agreements and other undertakings that were determined to be within the scope of FIN 45.

In the normal course of business, the Company issues letters of credit to customers, vendors and lending institutions as guarantees for payment, performance or both under various commercial contracts into which it enters. Bid bonds are also sometimes obtained by the Company as security for the Company's commitment to proceed with a project if it is the successful bidder. Performance bonds in the form of bank guarantees are sometimes issued for the benefit of the Company's customers as financial security for the completion or performance by the Company of its contractual obligations under certain commercial contracts. In the past, the Company has not incurred significant liabilities or expenses as a result of the use of any or all of these instruments, with the exception of the bid bond associated with CDL, as described above. Approximately $112.0 million of these instruments were outstanding at September 30, 2004. Based on the Company's experience with respect to letters of credit and credit guarantees, bid bonds and performance bonds, the Company believes the estimated fair value of the instruments entered into during the first nine months of 2004 is not material. Accordingly, the Company has not recorded any liabilities for these instruments as of September 30, 2004.

As part of acquisitions and divestitures of businesses or assets, the Company made a variety of warranties and indemnifications to the sellers and purchasers that are typical for such transactions. The Company only provides such warranties or indemnifications after considering the economics of the transaction and the liquidity and credit risk of the other party in the transaction. Typically, certain of the warranties and the indemnifications expire after a defined period of time following the transaction, but others may survive indefinitely. The warranty and indemnification obligations entered into prior to December 31, 2002 were grandfathered under the provisions of FIN 45. For warranties and indemnifications made to sellers and purchasers subsequent to December 31, 2002, the Company has not recorded any liabilities for these obligations as of September 30, 2004, as it believes that it will incur no liabilities under such provisions.

The following table reflects the Company's contractual debt obligations at September 30, 2004.

                                                              Less             1-3             4-5         After 5
(Dollars in Thousands)                                 than 1 Year           Years           Years           Years           Total
- -----------------------------------------------------------------------------------------------------------------------------------
Notes Payable and
urrent Portion of Long-Term Debt                          $ 3,047         $ 3,108         $ 3,094         $ 1,626        $ 10,875

Debt for Ecolochem acquisition                               1,683           3,366           3,366         158,217       $ 166,632

Desalcott Notes Payable                                      4,008          11,156          11,618          82,212       $ 108,994
                                                   --------------------------------------------------------------------------------

                                                   --------------------------------------------------------------------------------
Total Contractual Debt Obligations                         $ 8,738        $ 17,630        $ 18,078       $ 242,055       $ 286,501
                                                   ================================================================================

Maturities of all cash borrowings outstanding for the five years ended December 31, 2004 through December 31, 2008 are approximately $8.7 million, $8.6 million, $9.0 million, $9.1 million and $9.0 million, respectively, and $242.1 million thereafter. The weighted average interest rate on all borrowings was 6.4% and 6.0% at September 30, 2004 and December 31, 2003, respectively.

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

Our internal controls over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or operating results. Moreover, no control framework, no matter how effective, can provide assurance that all instances of fraud or other misconduct will be detected and prevented. During 2003 and 2004 we have been implementing new operating software systems and continuing other efforts to improve our internal controls. We expect to have completed the implementation of our new software systems in our principal business units and locations by the end of 2005, with initial implementation commenced in the third quarter 2004. The systems will not have been implemented in all our locations and business units by the end of 2004. Further, the operation of that system will be relatively new and unseasoned. In addition, management's assessment of our internal controls over financial reporting as of the end of 2004 may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of management's assessment of our internal controls over financial reporting, or disclosure of our registered public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

FORWARD-LOOKING INFORMATION

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995 Certain statements contained in this report, including, without limitation, statements regarding expectations as to the Company's future results of operations, statements in the "Notes to the Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements. Such statements are based on management's current views and assumptions and are neither promises nor guarantees but involve risks, uncertainties and other factors that could cause actual results to differ materially from management's current expectations as described in such forward-looking statements. Among these factors are the matters described under "Risks and Uncertainties" contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and in this quarterly report on Form 10-Q, as well as overall economic and business conditions; competitive factors, such as acceptance of new products and pricing pressures and competition from companies larger than the Company; risk of nonpayment of accounts receivable, including those from affiliated companies; risks associated with the Company's restructuring program; risks associated with the integration of the activities of the Ecolochem Group with those of the Company; risks associated with foreign operations; risks associated with joint venture entities, including their respective abilities to arrange for necessary long-term project financing; risks involved in litigation; regulations and laws affecting business in each of the Company's markets; market risk factors, as described below under "Quantitative And Qualitative Disclosures About Market Risk"; fluctuations in the Company's quarterly results; and other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made, and the Company disclaims any obligation to update, supplement or modify such statements in the event the facts, circumstances or assumptions underlying the statements change, or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments
The Company enters into foreign exchange contracts including forwards, options and swaps. The Company's policy is to enter into such contracts only for the purpose of managing exposures and not for speculative purposes. The Company holds a series of U.S. dollar/euro forward contracts that were executed to offset the foreign exchange risk associated with forecasted revenues related to an ongoing project. As of September 30, 2004, the notional amount of the contracts was $2.3 million. The fair value of the forward contracts, which was $0.2 million at September 30, 2004, is recorded in the "Other current assets" section of the Consolidated Balance Sheets. End of period changes in the market value of the forward contracts that qualify as cash flow hedging contracts are recorded as a component of "Accumulated other comprehensive loss" in the "Stockholders' equity" section of the Consolidated Balance Sheets.

In connection with the acquisition of the Ecolochem Group and the execution of the credit facility, the Company entered into interest rate swap agreements that fix the Company's LIBOR rate on $100 million of the term loan at 3.1175% per annum. The swap agreements, which qualify for hedge accounting, expire in 2010. At September 30, 2004, the notional amount of the swap agreements was $100.0 million. The fair values of the swap agreements are recorded as components of "Other current assets" or "Other current liabilities," depending upon the amount of the valuation. At September 30, 2004 the fair value of these swap agreements of $2.0 million were recorded as a component of "Other current assets." The net unrealized gain of $2.0 million was included in "Accumulated other comprehensive loss," in the "Stockholders equity" section of the Consolidated Balance Sheets.

Market Risk
The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate risk fluctuations, but the Company believes the risk is not material due to the short-term nature of these investments. At September 30, 2004, the Company had $11.9 million of short-term debt and $281.5 million of long-term debt outstanding, which amounts include $4.1 million and $107.2 million, respectively, of Desalcott debt, which is non-recourse to the Company. A hypothetical increase of 10% in interest rates for a one-year period would result in additional interest expense of $0.6 million. The Company's net foreign exchange currency gain was $0.4 million and $1.2 million for the three months ended September 30, 2004 and 2003, respectively. The Company's exposure to foreign currency exchange rate fluctuations is mitigated by the fact that the operations of its international subsidiaries are primarily conducted in their respective local currencies. Also, in certain situations, the Company enters into foreign exchange contracts to mitigate the impact of foreign exchange fluctuations.

ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's "disclosure controls and procedures" as of September 30, 2004. The Securities and Exchange Commission ("SEC") defines "disclosure controls and procedures" as a company's controls and procedures that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company's disclosure controls and procedures as of September 30, 2004 were effective to provide reasonable assurances that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has undertaken a review of its internal control over financial reporting in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In connection with this review, the Company has made and will continue to make changes that enhance the effectiveness of its internal controls.

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

On December 16, 2003, Ionics Iberica, S.A., the Company's wholly-owned Spanish subsidiary ("Iberica"), brought suit in Palencia, Spain against Intersuero, S.A. ("Intersuero"). Iberica supplied certain membrane-based production equipment under a lease agreement to Intersuero, which subsequently declared bankruptcy. In its lawsuit, Iberica sought the return of the equipment or payment of 2.8 million Euros, or $3.5 million, plus interest, for the equipment. On February 17, 2004, Intersuero filed an answer and counterclaim, alleging that the equipment did not perform to specifications and seeking 15.8 million Euros, or $19.6 million, in damages, lost profits, interest and costs, plus additional damages for continuing lost profits. Intersuero subsequently requested that the Court pursue a criminal investigation against Iberica and its directors (who include the Company's Chief Executive Officer and Chief Financial Officer), alleging that Iberica filed false documents in the civil proceedings. Iberica has acknowledged that it inadvertently filed several intermediate draft agreements as exhibits, and the Court subsequently was provided with the final agreements. The Court is currently conducting an investigation to determine whether criminal charges should be pursued. Intersuero moved to suspend the civil proceedings pending the outcome of the criminal investigation in an attempt to delay the trial on the proceedings. Iberica was successful in opposing this motion. The Company believes Intersuero's allegations and complaint to be without merit and intends aggressively to pursue its claim against Intersuero. While the Company believes that this litigation should have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter. The Company, in 2003, recorded an impairment charge associated with the remaining carrying value of the equipment.

On September 15, 2003, the Company was served with a summons and complaint captioned Brazos River Authority v. Ionics, Incorporated, Cajun Constructors, Inc. f/k/a Cajun Contractors, Inc., and HDR Engineering, Inc., in Texas state court. The suit was subsequently removed to the U.S. District Court, Western Division of Texas, Waco Division (Civil Action WA: 03-CV-324). On July 1, 2004, plaintiff filed a first amended complaint. Plaintiff alleges that an electrodialysis reversal ("EDR") desalination system originally sold by the Company to the plaintiff in 1989 and expanded by the Company in 1998 is defective and accuses the Company and the other defendants of, among other things, negligence, breach of contract, and misrepresentation. The complaint seeks both compensatory and punitive damages in an unspecified amount, among other relief. The plaintiff subsequently made a settlement demand of $25 million. The Company has filed an answer to the complaint which states the Company's belief that any problems encountered by the plaintiff resulted from its failure to operate and maintain the equipment properly. The Company intends to defend itself vigorously in this matter. The parties failed to achieve settlement at a mediation held on August 25, 2004. Trial on this matter is currently scheduled to commence in January 2005. While the Company believes that this litigation should have no material adverse impact on its financial condition, results of operations or cash flow, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

The Company is involved in the normal course of its business in various other litigation matters. The Company believes that none of the other pending matters will have an outcome material to the Company's financial position, results of operations or cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) A third-party trustee makes open-market purchases and sales of the Company's common stock from time to time in connection with the Company's 401(k) Savings Plan, under which participating employees may invest in the Company's common stock.

ITEM 6.    EXHIBITS

(a)    Exhibits

       Exhibit No. Description
       ----------- -----------

       31.1        Rule 13a-14(a) Certification of Chief Executive Officer   +

       31.2        Rule 13a-14(a) Certification of Chief Financial Officer   +

       32.1        Section 1350 Certification of Chief Executive Officer     +

       32.2        Section 1350 Certification of Chief Financial Officer     +

- -------------
+ Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 IONICS, INCORPORATED


Date: November 9, 2004   By:     /s/Douglas R. Brown
                                 ----------------------------------------------
                                 Douglas R. Brown
                                 President and Chief Executive Officer
                                 (duly authorized officer)



Date: November 9, 2004   By:     /s/Daniel M. Kuzmak
                                 ----------------------------------------------
                                 Daniel M. Kuzmak
                                 Vice President and Chief Financial Officer
                                 (principal financial officer)

                                  EXHIBIT INDEX


Exhibit No.                         Description
- -----------                         -----------

    31.1      Rule 13a-14(a) Certification of Chief Executive Officer  +

    31.2      Rule 13a-14(a) Certification of Chief Financial Officer  +

    32.1      Section 1350 Certification of Chief Executive Officer    +

    32.2      Section 1350 Certification of Chief Financial Officer    +
- --------------------
+Filed herewith.

                                                                    EXHIBIT 31.1

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

                                     /s/Douglas R. Brown
                                     -----------------------------------------
                                     Douglas R. Brown
                                     President and Chief Executive Officer
Date:  November 9, 2004

                                                                    EXHIBIT 31.2

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

Date:  November 9, 2004

                                                                   EXHIBIT 32.1


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Ionics, Incorporated (the "Company") on Form 10-Q for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                    /s/Douglas R. Brown
                                    -------------------------------------------
                                    Douglas R. Brown
                                    President and Chief Executive Officer

Date:  November 9, 2004

                                                                   EXHIBIT 32.2


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Ionics, Incorporated (the "Company") on Form 10-Q for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:  November 9, 2004